Form 10-Q
period 1995-10-31
NMC CORP
filed 1995-12-15
CIK 72170

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 1995

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ............. to ............

           Commission file number:    0-3338

                                    NMC CORP.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  22-1558317
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                          477 Madison Avenue, Suite 701
                            New York, New York 10022
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-207-4560
              (Registrant's telephone number, including area code)

________________________________________________________________________________

         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At December 1, 1995 there were 936,677 shares of Common Stock, $.06 2/3 par value, outstanding.

================================================================================

                                    NMC CORP.
                                      INDEX

                                                                       Page No.
                                                                       --------

Part I - Financial Information ......................................     1

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  October 31, 1995 (unaudited) and
                  July 31, 1995 .....................................    2 - 3

                  Consolidated Statements of Operations
                  for the Three Months Ended October 31,
                  1995 and 1994 (unaudited) .........................      4

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended October 31,
                  1995 and 1994 (unaudited) .........................    5 - 6

                  Notes to Consolidated Financial
                  Statements (unaudited) ............................    7 - 10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ........................................   11 - 13

Part II - Other Information

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ..................................      14

         Item 6.  Exhibits and Reports on Form 8-K ..................      14

Signatures ..........................................................      15

PART I.   Financial Information

 Item 1.  Financial Statements
          --------------------

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

     The results of operations for the three month period ended October 31, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    October 31,         July 31,
                                                       1995               1995
                                                    -----------         --------
                                                    (Unaudited)

Current Assets:
  Cash .........................................    $   16,479        $   14,043
  Accounts receivable ..........................       137,633           152,196
  Inventories ..................................        12,233             5,935
  Prepaid expenses and sundry
    receivables ................................         8,705            39,250
                                                    ----------        ----------
       Total Current Assets ....................       175,050           211,424
                                                    ----------        ----------
Property, plant and equipment - net ............       151,174           147,696

Unamortized excess of cost over fair
 value of assets acquired ......................       842,157           853,850

Deferred acquisition costs .....................       451,709           298,014
                                                    ----------        ----------
        TOTAL ASSETS ...........................    $1,620,090        $1,510,984
                                                    ==========        ==========








                                                                    (Continued)

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    October 31,       July 31,
                                                       1995             1995
                                                    -----------      ----------
                                                    (Unaudited)

Current Liabilities:
  Short-term debt ................................. $  674,465       $  526,324
  Current portion of long-term debt ...............      6,032            6,047
  Accounts payable ................................    123,882          112,981
  Accrued expenses ................................    178,670          164,548
  Deferred revenue ................................     69,371           58,896
  Due to officer ..................................     50,000           50,000
  Income taxes payable ............................      2,220            3,030
                                                    ----------       ----------
       Total Current Liabilities ..................  1,104,640          921,826
                                                    ----------       ----------
Long-term debt ....................................      5,759            6,047
Deferred revenues .................................     15,072           13,166
                                                    ----------       ----------
       Total Liabilities ..........................  1,125,471          941,039
                                                    ----------       ----------

Stockholders' Equity:
  Capital stock:
   Preferred par value $1; authorized
     500,000 shares (involuntary liquidation
     value $777,912)
       Convertible Series B, at redemption
         value; issued and outstanding 65,141
         shares ...................................    130,282          130,282
       Cumulative Series C, par value $1,
        issued and outstanding 64,763 shares.......     64,763           64,763
   Common, par value $.06-2/3; authorized
     20,000,000 shares; issued and outstanding
     936,677 and 936,677 shares ...................     62,476           62,476

  Additional paid-in capital ......................  7,318,376        7,318,376

  Deficit ......................................... (7,093,660)      (7,029,559)

  Foreign currency translation adjustment .........     12,382           23,607
                                                    ----------       ----------
       Total Stockholders' Equity .................    494,619          569,945
                                                    ----------       ----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY .................................. $1,620,090       $1,510,984
                                                    ==========       ==========



                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                     -------------------------
                                                       1995              1994
                                                     --------          --------
Revenues .......................................     $198,964          $135,639
                                                     --------          --------

Costs and Expenses:
  Cost of sales ................................       54,026            37,203
  Selling, general and administrative
    expenses ...................................      199,440           211,399
  Interest expense .............................        9,599             2,860
  Other (income) ...............................        --              (23,757)
                                                     --------          --------
                                                      263,065           227,705
                                                     --------          --------

(Loss) before income tax
  provision ....................................      (64,101)          (92,066)

Income tax provision ...........................        --                 --
                                                     --------          --------
Net (loss) .....................................     $(64,101)         $(92,066)
                                                     ========          ========
(Loss) per common share ........................        $(.07)            $(.21)
                                                        =====             =====
Weighted average number of common
 shares outstanding ............................      936,677           436,677
                                                     ========          ========







                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                               October 31,
                                                         -----------------------
                                                            1995          1994
                                                         ----------    ---------
Cash flows from operating activities:
    Net (loss) .......................................   $ (64,101)    $(92,066)
 Adjustments to reconcile net (loss) to
   net cash from operating activities:
     Depreciation and amortization ...................      25,325       26,813
     Changes in operating assets and liabilities .....     (78,291)      61,890
                                                         ---------     --------
        Net Cash (Used in) Operating Activities ......    (117,067)      (3,363)
                                                         ---------     --------
Cash flows from investing activities:
  Purchase of property, plant and equipment ..........     (17,110)     (12,486)
                                                         ---------     --------
Cash flows from financing activities:
  Proceeds from borrowings ...........................     155,000       50,000
  Repayments of borrowings ...........................      (7,162)      (9,651)
                                                         ---------     --------
       Net cash provided by financing
         activities ..................................     147,838       40,349
                                                         ---------     --------
Foreign currency translation adjustment ..............     (11,225)       5,349
                                                         ---------     --------
Net increase in cash and cash equivalents ............       2,436       29,849

Cash and Cash Equivalents--beginning of
  period .............................................      14,043          911
                                                         ---------     --------
Cash and Cash Equivalents--end of period ............    $  16,479     $ 30,760
                                                         =========     ========




                                                                   (Continued)

                 See notes to consolidated financial statements

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                          Three Months Ended
                                                              October 31,
                                                       -------------------------
                                                         1995           1994
                                                       --------       ----------
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .....  $  14,563       $  (425)
    (Increase) in inventories ......................     (6,298)      (15,760)
    (Decrease) in prepaid expenses and sundry
     receivables ...................................     30,545         5,356
    (Increase) in deferred acquisition costs .......   (153,695)         --
    (Increase) in other assets .....................      --             (416)
    Increase in accounts payable ...................     10,901        22,218
    Increase (decrease) in accrued expenses ........     14,122        (6,107)
    (Decrease) in income taxes payable .............       (810)         (729)
    Increase in due to officer .....................      --           37,500
    Increase in deferred revenue ...................     12,381        20,253
                                                      ---------       -------
                                                      $ (78,291)      $61,890
                                                      =========       =======
Supplemental Information:
    Cash paid during the year for:

        Interest ..................................   $     347       $   333
                                                      =========       =======
        Income taxes ..............................   $   --          $  --
                                                      =========       =======





                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1. The consolidated balance sheet as of October 31, 1995, the consolidated statement of operations for the three months ended October 31, 1995 and 1994, and the statement of cash flows for the periods then ended have been prepared by NMC Corp. and Subsidiary ("The Company" or "NMC") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the October 31, 1994 financial statements have been reclassified to conform to October 31, 1995 classifications. The information for July 31, 1995 was derived from audited financial statements.

     2. The Board of Directors authorized a 1-10 reverse stock split effective as of April 17, 1995. All share and per share data for prior periods presented have been restated to reflect the reverse stock split.

     3. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses and negative cash flows from operations through October 31, 1995. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to October 31, 1995.

     The Company's viability as a going concern is dependent upon its ability to obtain additional financing. The Company has no operations other than those relating to Krystal's business which will provide the Company's only source of cash flow for the foreseeable future. Management estimates that this cash flow should be sufficient to support Krystal's operations during the next twelve (12) months. Additional funds will be required to pay for the cost of NMC's operations.

     On November 1, 1995, Krystal acquired substantially all the net assets of Water Express ("Water Express"), a water distribution company in the United Kingdom in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $180,000 in cash, and a promissory note of approximately $122,000. In order to make the cash payment, Krystal obtained bridge financing in the amount of $125,000. The cash advances of approximately $55,000 that were previously made to Water Express were also applied as part of the downpayment. As of this date the Company's ownership equity in Krystal was reduced to fifty (50%) percent. (See Note 7 of Notes to Consolidated Financial Statements for further information).

     Krystal also executed a Letter of Intent to acquire various assets of a second water distribution company located in the United Kingdom. The acquisition is subject to the consummation of equity financing by the Company or Krystal.

     The Company believes the cash flows from these acquisitions, one of which is already consummated, will be sufficient to fund operations in the future assuming the cash flows from the Krystal operations can be used to pay for the cost of NMC's operations. The Company must receive approval from its fifty (50%) percent equity partner of Krystal in order to permit the funds to be used by NMC.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     On December 8, 1995 Krystal entered into a loan agreement with a foreign lender obtaining a line-of-credit up to $750,000. The loan is guaranteed by the Company and is secured by an English debenture (Security Agreement) from Krystal which covers all of Krystal's assets in favor of the lender. The lien on this collateral is superior to prior liens given to other lenders. On December 13, 1995, Krystal borrowed $285,000 against the line-of-credit. The bridge loan of $125,000 was repaid in full and the balance was used for corporate purposes. The loan is due on September 30, 1996 or sooner if the Company or its subsidiary is able to secure financing in an amount not less than the outstanding amount due to the lender. (See Note 8 of Notes to Consolidated Financial Statements for further consideration given to the lender).

     The Company is currently negotiating a proposed public equity financing with an investment banking firm but as of the date hereof, no letter of intent or other document setting forth the terms of the transaction has been executed. Accordingly, no assurance can be given that the financing will ever be consummated. If the Company or Krystal is unable to secure additional funds to repay the line-of-credit, the operations of Krystal will not generate sufficient funds to do so. If the lender is not repaid, the Company will lose its only operations that generate revenue.

     On March 15, 1995, the Company entered into a loan agreement in the amount of $200,000 with a third party. The loan is secured by the common stock of Krystal owned by the Company but second to the lender providing the line-of-credit. The loan is due October 1, 1996.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     4. (Loss) per common share is computed using the weighted average number of common shares outstanding during the year. The convertible preferred stock and exercise of warrants are not considered common share equivalents for purposes of the computation of earnings per share in each period presented because their effect is antidilutive.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     5. Property, plant and equipment consists of the following:

                                                    October 31,       July 31,
                                                       1995             1995
                                                    ----------        --------
Machinery and equipment                              $268,897         $251,787
Leasehold improvements                                  6,197            6,197
Master tapes                                           20,001           20,001
                                                     --------         --------
                                                      295,095          277,985
Less accumulated depreciation and
  amortization                                        143,921          130,289
                                                     --------         --------
Net Property, Plant and Equipment                    $151,174         $147,696
                                                     ========         ========

     6. DEBT

     Short-term debt consists of the following:
                                                    October 31,       July 31,
                                                       1995             1995
                                                    -----------       --------
     7.50% Note payable to Republic Bank due
      March 20, 1996, collateralized by a
      certificate of deposit of an affiliate of
      Barbara Greenfield, wife of the Company's
      President and Chief Executive Officer ......  $ 100,000         $100,000

     10% Note payable to a third party, due
      October 1, 1996, collateralized by all of
      the common stock of Krystal owned by the
      Company subordinated to the line-of-credit..    200,000          200,000


     5% Note payable to Barbara Greenfield,
      due on demand, collateralized by all
      of the common stock of Krystal owned by
      the Company. No demand may be made while
      line-of-credit is outstanding. The security
      interest is subordinate to the third party
      lender and the line-of-credit. An
      affiliate of Mrs. Greenfield assigned
      its advance to NMC to her in the amount
      of $118,596 as of August 1, 1994. ..........    228,546          199,672

     Various loans payable, due on demand
      interest at 5% .............................    145,919           26,652
                                                     --------         --------
                                                     $674,465         $526,324
                                                     ========         ========

     Long-term debt consists of the following:

     Note payable to a financial institution,
      due July 1997, interest at 9%,
      collateralized by transportation
      equipment ..................................   $ 11,791         $ 12,094
     Less current maturities .....................      6,032            6,047
                                                     --------         --------
           Long-Term Debt ........................   $  5,759         $  6,047
                                                     ========         ========
                                       -9-

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     7. On November 1, 1995, Krystal acquired substantially all of the net assets of Water Express, a company located in London, England. Water Express is a company engaged in the sale of bottled water in five gallon containers to be utilized in conjunction with water coolers, dispensing both hot and cold water. It currently rents over 1,600 coolers to commercial establishments in the London metropolitan market place. (See Note 3 of Notes to Consolidated Financial Statements for further terms regarding the acquisition). The acquisition has been accounted for using the purchase method of accounting, and, accordingly the purchase price will be allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The operating results of the acquired business will be included in the consolidated statement of operations from the date of acquisition.

     8. As additional consideration for the $750,000 line-of-credit, the Company has issued 9.9% of the outstanding, fully diluted shares of the Company in the form of a warrant exercisable at $.001 per share, with registration rights, in the event an amount in excess of $500,000 is utilized. In the event only one third (1/3) of the line-of-credit is utilized then there shall be a reduction in the amount of the shares included in the aforementioned warrant from 9.9% to 5.0%. In the event only two thirds (2/3) of the line-of-credit is utilized then there shall be a reduction in the amount of shares included in said warrant from 9.9% to 7.5%.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Results of Operations
---------------------

Three Months October 31, 1995 vs. Three Months October 31, 1994
---------------------------------------------------------------

     The results of Krystal are included in the consolidated financial statements of the Company from the date of acquisition. The Company has no operations other than those relating to Krystal's business.

     On November 1, 1995, Krystal acquired substantially all the net assets of Water Express ("Water Express"), a water distribution company in the United Kingdom. (See Liquidity and Capital Resources below for terms of the acquisition). Water Express is a company engaged in the sale of bottled water in five gallon containers to be utilized in conjunction with water coolers, dispensing both hot and cold water. It currently rents over 1,600 coolers to commercial establishments in the metropolitan London market place. The operating results of Water Express will be included in the consolidated statement of operations from the date of acquisition. Krystal also executed a Letter of Intent to acquire various assets of a second water distribution company located in the United Kingdom. This acquisition is subject to the consummation of equity financing by the Company or Krystal, of which there can be no assurance.

     Revenues from sales increased 46.7% to $198,964 during the three months ended October 31, 1995 from $135,639 for the three months ended October 31, 1994. The increase is primarily due to an increase in the number of customers and more demand for the Company's product.

     Cost of sales increased 45.2% to $54,026 during the three months ended October 31, 1995 from $37,203 during the three months ended October 31, 1994 due to the reasons explained above.

     Selling, general and administrative expenses decreased .06% to $199,440 for the three months ended October 31, 1995 from $211,399 for the three months ended October 31, 1994 primarily due to a decrease in officer salaries.

     Interest expense increased 235.6% to $9,599 for the three months ended October 31, 1995 from $2,860 for the three months ended October 31, 1994. The increase is due to additional loans made to the Company to fund its current operations.

     Other income decreased 100% to $-0- for the three months ended October 31, 1995 from $23,757 for the three months ended October 31, 1994 due to a settlement received by Krystal for the infringement of its territorial rights by a competitor during the three months ended October 31, 1994. This event was a non-recurring transaction.

     The net loss of $64,101 decreased by approximately $28,000 for the three months ended October 31, 1995 compared to the three months ended October 31, 1994. The Company attributes the decrease primarily to the improvement in the operations of Krystal. However, the operations of Krystal have not been able to offset the overhead of the Company at its corporate offices.

Liquidity and Capital Resources
-------------------------------

     NMC currently has no operations other than those relating to Krystal's business which will, therefore, provide the Company's only source of cash flow for the foreseeable future. Management estimates that this cash flow should be sufficient to support Krystal's operations during the next 12 months. This estimate is based on existing water dispenser unit lease commitments and projected water sales which, in turn, are based on historical per unit water usage. Additional funds will be required to pay for the cost of NMC's operations.

     Krystal acquired substantially all the net assets of Water Express in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $180,000 in cash, and a promissory note of approximately $122,000. In order to make the cash payment, Krystal obtained bridge financing in the amount of $125,000. The cash advances of $55,000 made previously to Water Express was also applied as part of the downpayment. As of this date the Company's ownership equity in Krystal was reduced to fifty (50%) percent.

     On April 19, 1995, Krystal executed a Letter of Intent with Hyrdopure Group Limited ("Hydropure") pursuant to which it set forth the terms under which it would acquire various assets of Hydropure. Hydropure is a distributor of natural spring mineral water for use with water coolers for commercial establishments located within the Greater London area. It currently services 2,200 customers. If the acquisition is consummated, Hydropure's operations will be combined with those of Krystal.

     Krystal will pay Hydropure $2,640,000 and issue 375,000 shares of the Company's common stock. Krystal will pay additional consideration which shall be calculated by reference to the excess of the number of coolers at December 31, 1995 over 2,200 coolers. Such consideration shall be at the rate of $720 for each such additional cooler.

     The Agreement is subject to, among other things, the consummation of the equity financing currently being negotiated between the Company and an investment banking firm. The acquisition is anticipated to be completed no later than March 31, 1996, if at all.

    On December 8, 1995 Krystal entered into a loan agreement with a foreign lender obtaining a line-of-credit up to $750,000. The loan is guaranteed by the Company and is secured by an English debenture (Security Agreement) from Krystal which covers all of Krystal's assets in favor of the lender. This collateral is superior to previous collateral of Krystal given to other lenders. On December 13, 1995, Krystal borrowed $285,000 against the line-of-credit. The bridge loan of $125,000 was repaid in full and the balance was used for corporate purposes. The loan is due on September 30, 1996 or sooner if the Company or its subsidiary is able to secure financing in an amount not less than the outstanding amount due to the lender.

     On March 15, 1995, the Company entered into a secured loan agreement in the amount of $200,000 with a third party, secured by all of the common stock of Krystal owned by the Company. The loan is due October 1, 1996 with interest accruing at ten (10%) percent per year. In consideration for the loan, the Company issued to the lender a warrant to purchase up to 100,000 shares of Common Stock at $1.00 per share. The loan has enabled the Company to finance its operations through the end of the previous fiscal year.

-------------------------------------------

     The Company has experienced severe cash flow deficiencies from operations. To alleviate these problems, the Company has received advances from certain lenders including Barbara Greenfield, the wife of the Company's President and Chief Executive Officer, Treasurer and Director. An affiliate of Mrs. Greenfield has also collateralized a $100,000 loan made by a bank to the Company with a certificate of deposit. The Company has given a security interest in the shares of Krystal owned by the Company as collateral to Mrs. Greenfield, which is second to the unaffiliated third party.

     The Company believes the cash flows from the Water Express and Hydropure acquisitions will be sufficient to fund operations in the future assuming the cash flows from its Krystal operations can be used to pay for the cost of NMC's operations. The Company must receive approval from its fifty (50%) percent equity partner of Krystal in order to permit the funds to be used by NMC.

PART II--OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 None.

     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)  Exhibits.

                      None.

                 (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended October 31, 1995.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                     NMC CORP.
                                    --------------------------------------------
                                                   (Registrant)

Date: December 14, 1995             By: /s/ MARVIN GREENFIELD
                                       -----------------------------------------
                                        Marvin Greenfield, President and
                                        Treasurer Duly Authorized Officer of the
                                        Registrant (Principal Financial Officer)