Form 10-Q
period 1996-01-31
NMC CORP
filed 1996-03-18
CIK 72170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

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


-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

     At March 1, 1996 there were 936,677 shares of Common Stock, $.06 2/3 par value, outstanding.

                                   NMC CORP.
                                     INDEX

                                                                        Page No.
                                                                        --------
Part I -- Financial Information ......................................      1

       Item 1. Financial Statements

               Consolidated Balance Sheets as of
               January 31, 1996 (unaudited) and
               July 31, 1995 .........................................    2-3

               Consolidated Statements of Operations
               for the Six Months and Three Months
               Ended January 31, 1996 and 1995
               (unaudited) ...........................................      4

               Consolidated Statements of Cash Flows
               for the Six Months Ended January 31,
               1996 and 1995 (unaudited) .............................    5-6

               Notes to Consolidated Financial
               Statements (unaudited) ................................   7-10

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ............................................  11-13

Part II -- Other Information

       Item 4. Submission of Matters to a Vote of
               Security Holders ......................................     14

       Item 6. Exhibits and Reports on Form 8-K ......................     14

Signatures ...........................................................     15

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

     The results of operations for the three and six month periods ended January 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     January 31,        July 31,
                                                        1996             1995
                                                     -----------      ----------
                                                     (Unaudited)

Current Assets:
    Cash .....................................       $   33,401       $   14,043
    Accounts receivable ......................          308,372          152,196
    Inventories ..............................           15,761            5,935
    Prepaid expenses and sundry
     receivables .............................           37,496           39,250
                                                     ----------       ----------
         Total Current Assets ................          395,030          211,424
                                                     ----------       ----------

Property, plant and equipment - net ..........        1,079,979          147,696

Unamortized excess of cost over fair
  value of assets acquired ...................        1,001,901          853,850

Deferred acquisition costs ...................          179,759          331,281
                                                     ----------       ----------

         TOTAL ASSETS ........................       $2,656,669       $1,544,251
                                                     ==========       ==========


                                                                     (Continued)
                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     January 31,      July 31,
                                                        1996           1995
                                                     -----------    ------------
                                                     (Unaudited)
Current Liabilities:
    Short-term debt ..............................   $   984,325    $   526,324
    Current portion of long-term debt ............        24,564          6,047
    Accounts payable .............................        74,843        112,981
    Accrued expenses .............................       170,300        148,548
    Customer deposits ............................        89,421         16,000
    Capital lease obligation .....................       149,971           --
    Deferred revenue .............................        54,869         58,896
    Due to officer ...............................        50,000         50,000
    Income taxes payable .........................         2,220          3,030
                                                     -----------    -----------
         Total Current Liabilities ...............     1,600,513        921,826
                                                     -----------    -----------
Long-term debt ...................................       129,731          6,047
Deferred revenues ................................        12,151         13,166
Minority interest ................................       548,364           --
                                                     -----------    -----------
         Total Liabilities .......................     2,290,759        941,039
                                                     -----------    -----------

Stockholders' Equity:
    Capital stock:
      Preferred par value $1; authorized
        500,000 shares (involuntary liquidation
        value $777,912)
        Convertible Series B, at redemption
          value; issued and outstanding 65,141
          shares .................................       130,282        130,282
        Cumulative Series C, par value $1,
          issued and outstanding 64,763 shares ...        64,763         64,763
    Common, par value $.06-2/3; authorized
      20,000,000 shares; issued and outstanding
      936,677 shares .............................        62,476         62,476

Additional paid-in capital .......................     7,351,643      7,351,643

Deficit ..........................................    (7,230,131)    (7,029,559)

Foreign currency translation adjustment ..........       (13,123)        23,607
                                                     -----------    -----------
   Total Stockholders' Equity ....................       365,910        603,212
                                                     -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY ......................................   $ 2,656,669    $ 1,544,251
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Six Months Ended               Three Months Ended
                                                                 ------------------------         ----------------------
                                                                        January 31,                     January 31,
                                                                 ------------------------         ----------------------
                                                                    1996           1995              1996         1995
                                                                 ---------      ---------         ---------    ---------
Revenues .....................................................   $ 513,345      $ 255,272         $ 314,381    $ 119,633
                                                                 ---------      ---------         ---------    ---------
Costs and Expenses:
    Cost of sales ............................................     105,037         77,471            51,011       40,268
    Selling, general and administrative expenses .............     548,583        390,679           349,143      179,280
    Interest expense .........................................      70,314          5,638            60,715        2,778
    Other (income) ...........................................     (10,017)       (23,757)          (10,017)        --
                                                                 ---------      ---------         ---------    ---------
                                                                   713,917        450,031           450,852      222,326
                                                                 ---------      ---------         ---------    ---------
(Loss) before income tax provision and minority interest .....    (200,572)      (194,759)         (136,471)    (102,693)

Minority interest ............................................        --             --                --           --
                                                                 ---------      ---------         ---------    ---------
(Loss) before income tax provision ...........................    (200,572)      (194,759)         (136,471)    (102,693)

Income tax provision .........................................        --             --                --           --
                                                                 ---------      ---------         ---------    ---------
Net (loss) ...................................................   $(200,572)     $(194,759)        $(136,471)   $(102,693)
                                                                 =========      =========         =========    =========
(Loss) per common share ......................................   $    (.21)     $    (.45)        $    (.15)   $    (.24)
                                                                 =========      =========         =========    =========
Weighted average number of common shares outstanding .........     936,677        436,677           936,677      436,677
                                                                 =========      =========         =========    =========

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                           January 31,
                                                     ---------------------
                                                       1996        1995
                                                     --------   ----------
Cash flows from operating activities:
   Net (loss) ....................................  $(200,572)   $(194,759)
Adjustments to reconcile net (loss) to
  net cash from operating activities:
    Depreciation and amortization ................     93,741       41,259
    Gain on sale of equipment                         (10,017)        --
    Changes in operating assets and liabilities
     net of effect from purchase of Water Express.   (110,776)     106,298
                                                    ---------    ---------
      Net Cash (Used in) Operating Activities ....   (227,624)     (47,202)
                                                    ---------    ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment ......    (67,473)     (12,486)
                                                    ---------    ---------
Cash flows from financing activities:
  Proceeds from borrowings .......................    575,703       87,000
  Repayments of borrowings .......................   (279,616)     (33,269)
  Proceeds from sale of equipment ................     16,382         --
                                                    ---------    ---------
    Net cash provided by financing activities ....    312,469      (53,731)
                                                    ---------    ---------
Foreign currency translation adjustment ..........    (36,730)       8,541
                                                    ---------    ---------
Net increase in cash and cash equivalents ........     19,358        2,584

Cash and Cash Equivalents--beginning of period ...     14,043          911
                                                    ---------    ---------
Cash and Cash Equivalents--end of period .........  $  33,401    $   3,495
                                                    =========    =========


                                                                  (Continued)

                 See notes to consolidated financial statements

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     (Continued)

                                                      Six Months Ended
                                                         January 31,
                                                   -----------------------
                                                      1996          1995
                                                   ----------   ----------
Changes in operating assets and liabilities:
  Decrease in accounts receivable ............... $   99,806    $  11,650
  Decrease in inventories .......................     (6,626)       1,968
  (Increase) decrease in prepaid expenses and
    sundry receivables ..........................      1,754       (2,113)
  (Increase) in deferred acquisition costs ......    (56,478)         --
  (Increase) in other assets ....................       --           (256)
  Increase (decrease) in accounts payable .......    (38,138)       7,100
  (Decrease) in accrued expenses ................   (109,678)      (1,634)
  (Decrease) in income taxes payable ............       (810)        (729)
  Increase in due to officer ....................       --         75,000
  Increase (decrease) in deferred revenue .......     (4,027)      15,312
  Increase in customer deposits..................      3,421          --
                                                   ---------    ---------
                                                   $(110,776)   $ 106,298
                                                   =========    =========
Supplemental information of non-cash investing
 and financing activities:
  During 1995, Krystal Fountain Water Company
   Limited purchased Water Express. In
   connection with this acquisition:
    Fair value of assets acquired ............... $1,260,110
                                                  ==========
    Liabilities assumed.......................... $  360,399
                                                  ==========

Supplemental Information:
  Cash paid during the year for:
    Interest .................................... $   11,360    $     347
                                                  ==========    =========
    Income taxes ................................ $      810    $     --
                                                  ==========    =========

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of January 31, 1996, the consolidated statement of operations for the six months ended January 31, 1996 and 1995, and the statement of cash flows for the periods then ended have been prepared by NMC Corp. and Subsidiary ("The Company" or "NMC") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the January 31, 1995 financial statements have been reclassified to conform to January 31, 1996 classifications. The information for July 31, 1995 was derived from audited financial statements.

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

     The Company has experienced recurring losses and negative cash flows from operations through January 31, 1996. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to January 31, 1996.

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

    On November 1, 1995, Krystal acquired substantially all of the net assets of Water Express ("Water Express"), a company located in London, England. Water Express is a company engaged in the sale of bottled water in five gallon containers to be utilized in conjunction with water coolers, dispensing both hot and cold water. It currently rents over 1,600 coolers to commercial establishments in the London metropolitan market place. (See Note 7 of Notes to Consolidated Financial Statements for further terms regarding the acquisition).

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

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     On December 8, 1995 Krystal entered into a loan agreement with a foreign lender obtaining a line-of-credit up to $750,000. The loan is guaranteed by the Company and is secured by an English debenture (Security Agreement) from Krystal which covers all of Krystal's assets in favor of the lender. The lien on this collateral is superior to prior liens given to other lenders. At January 31, 1996, the Company has borrowed $445,900 against the line-of-credit. A previously unreported bridge loan of $125,000 was repaid in full and the balance was used for corporate purposes. The bridge loan was used in acquiring Water Express. The loan is due on September 30, 1996 or sooner if the Company or its subsidiary is able to secure financing in an amount not less than the outstanding amount due to the lender. (See Note 8 of Notes to Consolidated Financial Statements for further consideration given to the lender).

     The Company is currently negotiating a proposed public equity financing with an investment banking firm but as of the date hereof, no letter of intent or other document setting forth the terms of the transaction has been executed. Accordingly, no assurance can be given that the financing will ever be consummated. The Company believes the cash flow from the Krystal operations will be sufficient to repay the line-of-credit. If the lender is not repaid in accordance with the loan agreement, the Company will lose its only revenue generating operations.

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

5. Property, plant and equipment consists of the following:

                                                     January 31,       July 31,
                                                        1996             1995
                                                     ----------       ----------
Machinery and equipment ......................       $1,227,799       $  251,787
Leasehold improvements .......................            6,197            6,197
Master tapes .................................           20,001           20,001
                                                     ----------       ----------
                                                      1,253,997          277,985
Less accumulated depreciation and
  amortization ...............................          174,018          130,289
                                                     ----------       ----------
Net Property, Plant and Equipment ............       $1,079,979       $  147,696
                                                     ==========       ==========

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. DEBT

   Short-term debt consists of the following:

                                                     January 31,       July 31,
                                                        1996             1995
                                                     ----------        ---------
   7.50% Note payable to Republic Bank,
    collateralized by a certificate of
    deposit of an affiliate of Barbara
    Greenfield, wife of the Company's
    President and Chief Executive Officer ..........  $    --          $100,000

   18% Note payable to Ballydine Investments
    Limited due September 30, 1996, collateralized
    by all of the common stock of Krystal
    owned by the Company ...........................   445,500             --

   10% Note payable to a third party, due
    October 1, 1996, collateralized by all of
    the common stock of Krystal owned by the
    Company subordinated to the line-of-credit .....   200,000          200,000

   5% Note payable to Barbara Greenfield, due
    on demand, collateralized by all of the
    common stock of Krystal owned by the
    Company. No demand may be made while the
    line-of-credit is outstanding. The
    security interest is subordinate to the
    third party lender and the line-of-credit ......   207,441          199,672

   5% Note payable to Matthew Mitchison
    due on demand. No demand may be made
    while the line-of-credit is outstanding.........   117,780             --

   Various loans payable, due on demand
    interest at 5% .................................    13,604           26,652
                                                      --------         --------
                                                      $984,325         $526,324
                                                      ========         ========
   Long-term debt consists of the following:

   7.50% Note payable to Republic Bank due
    March 20, 1997, collateralized
    by a certificate of deposit of an affiliate
    of Barbara Greenfield, wife of the Company's
    President and Chief Executive Officer ..........  $100,000         $   --

   Note payable to a financial institution,
    due July 1997, interest at 9%, collateralized
    by transportation equipment                         54,295           12,094
                                                      --------         --------
                                                       154,295           12,094
   Less current maturities                              24,564            6,047
                                                      --------         --------
        Long-Term Debt                                $129,731         $  6,047
                                                      ========         ========

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. On November 1, 1995, Krystal acquired substantially all the net assets of Water Express, a water distribution company in the United Kingdom in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $208,000 in cash, and a promissory note of approximately $125,000. The total purchase price approximated $914,000. As of this date the Company's ownership equity in Krystal was reduced to fifty (50%) percent. Minority interest represents the minority stockholder's proportionate share of the equity of Krystal. (See Note 3 of Notes to Consolidated Financial Statements for further information).

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired was $1,260,000 and the liabilities assumed totalled $360,000 resulting in goodwill of approximately $172,000, which will be amortized over three years. The operating results of the acquired business will be included in the consolidated statement of operations from the date of acquisition. Proforma unaudited operating information for the six month period ended January 31, 1996 and 1995 of NMC and Water Express, assuming the business combination had occurred at the beginning of the respective year in which Water Express was acquired as well as the beginning of the immediate preceding year is as follows:

                                                        Six Months Ended
                                                           January 31,
                                                  -----------------------------
                                                     1996                1995
                                                  ---------           ---------
Net sales ..............................          $ 684,348           $ 571,544

Net (loss) .............................           (175,161)           (157,736)

Net (loss) per share ...................          $    (.19)          $    (.36)


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

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------
Results of Operations
---------------------
Six Months January 31, 1996 vs. Six Months January 31, 1995
-----------------------------------------------------------
     The results of Krystal are included in the consolidated financial statements of the Company from the date of acquisition. The Company has no operations other than those relating to Krystal's business.

     On November 1, 1995, Krystal acquired substantially all the net assets of Water Express ("Water Express"), a water distribution company in the United Kingdom. (See Liquidity and Capital Resources below for terms of the acquisition). Water Express is a company engaged in the sale of bottled water in five gallon containers to be utilized in conjunction with water coolers, dispensing both hot and cold water. It currently rents over 1,600 coolers to commercial establishments in the metropolitan London market place. The operating results of Water Express have been included in the consolidated statement of operations from the date of acquisition. Krystal also executed a Letter of Intent to acquire various assets of a second water distribution company located in the United Kingdom. This acquisition is subject to the consummation of equity financing by the Company or Krystal, of which there can be no assurance.

     Revenues from sales increased 101.1% to $513,345 during the six months ended January 31, 1996 from $255,272 for the six months ended January 31, 1995. The increase is primarily due to the inclusion of Water Express in the statement of operations, an increase in the number of customers and more demand for the Company's product.

     Cost of sales increased 35.6% to $105,037 during the six months ended January 31, 1996 from $77,471 during the six months ended January 31, 1995 due to the reasons explained above.

     Selling, general and administrative expenses increased 40.4% to $548,583 for the six months ended January 31, 1996 from $390,679 for the six months ended January 31, 1995 due to the reasons explained above.

     Interest expense increased to $70,314 for the six months ended January 31, 1996 from $5,638 for the six months ended January 31, 1995. The increase is attributable to the increase in debt incurred by the Company in the six months ended January 31, 1996 as discussed below in "Liquidity and Capital Resources".

     Other income decreased 57.8% to $10,017 for the six months ended January 31, 1996 from $23,757 for the six months ended January 31, 1995 due to a settlement received by Krystal for the infringement of its territorial rights by a competitor during the six months ended January 31, 1995. This event was a non-recurring transaction.

     The net loss of $200,572 increased by approximately $5,800 for the six months ended January 31, 1996 compared to the six months ended January 31, 1995. The Company attributes the increase primarily to the increase in interest expense which is offset by the improvement in the operations of Krystal. However, the operations of Krystal have not been able to offset the overhead of the Company at its corporate offices.

Three Months January 31, 1996 vs. Three Months January 31, 1995
---------------------------------------------------------------

     Revenues from sales increased 162.8% to $314,381 during the three months ended January 31, 1996 from $119,633 for the three months ended January 31, 1995. The increase is due to the reasons set forth in the six month analysis.

     Cost of sales increased 26.7% to $51,011 during the three months ended January 31, 1996 from $40,268 for the three months ended January 31, 1995 due to the reasons explained above.

     Selling, general and administrative expenses increased 94.7% to $349,143 for the three months ended January 31, 1996 from $179,280 for the three months ended January 31, 1995. The increase is primarily due to the inclusion of Water Express in the statement of operations and an increase in amortization expenses to write off the deferred charges relating to the acquisition of Water Express.

     Interest expense increased to $60,715 for the three months ended January 31, 1996 from $2,778 for the three months ended January 31, 1995 due to the reason set forth in the six month analysis.

     Other income increased to $10,017 for the three months ended January 31, 1996 from $-0- for the three months ended January 31, 1995. The increase is due to the gain on the sale of various equipment sold by Krystal in 1996.

     The net loss of $136,471 increased by approximately $24,000 for the three months ended January 31, 1996 compared to the three months ended January 31, 1995 due to the reasons set forth in the six month analysis.

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

     Krystal acquired substantially all the net assets of Water Express in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $208,000 in cash, and a promissory note of approximately $125,000. In order to make the cash payment, Krystal obtained bridge financing in the amount of $125,000. The cash advances of $55,000 made previously to Water Express was also applied as part of the down payment. As of this date the Company's ownership equity in Krystal was reduced to fifty (50%) percent.

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

-------------------------------------------

     The Agreement is subject to, among other things, the consummation of the equity financing currently being negotiated between the Company and an investment banking firm. The acquisition is anticipated to be completed no later than September 30, 1996, if at all.

     On December 8, 1995 Krystal entered into a loan agreement with a foreign lender obtaining a line-of-credit up to $750,000. The loan is guaranteed by the Company and is secured by an English debenture (Security Agreement) from Krystal which covers all of Krystal's assets in favor of the lender. This collateral is superior to previous collateral of Krystal given to other lenders. At January 31, 1996, the Company borrowed $445,900 against the line-of-credit. The bridge loan of $125,000 was repaid in full and the balance was used for corporate purposes. The loan is due on September 30, 1996 or sooner if the Company or its subsidiary is able to secure financing in an amount not less than the outstanding amount due to the lender.

     On March 15, 1995, the Company entered into a secured loan agreement in the amount of $200,000 with a third party, secured by all of the common stock of Krystal owned by the Company. The loan is due October 1, 1996 with interest accruing at ten (10%) percent per year. In consideration for the loan, the Company issued to the lender a warrant to purchase up to 100,000 shares of Common Stock at $1.00 per share. The loan enabled the Company to finance its operations through the end of the previous fiscal year.

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

PART II--OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None.

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------
               (a)  Exhibits.

                    None.

               (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended January 31, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                 NMC CORP.

                                               (Registrant)

Date: March 18, 1996              By: /s/ Marvin Greenfield
                                      ----------------------------------------
                                     Marvin Greenfield, President and Treasurer
                                     Duly Authorized Officer of the Registrant
                                     (Principal Financial Officer)