Form 10-Q
period 1996-04-30
NMC CORP
filed 1996-06-17
CIK 72170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1996

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


- --------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

         At June 1, 1996 there were 986,677 shares of Common Stock, $.06 2/3 par value, outstanding.

                                    NMC CORP.
                                      INDEX



                                                                        PAGE NO.
                                                                        --------
Part I - Financial Information                                             1

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               April 30, 1996 (unaudited) and
               July 31, 1995                                             2 - 3

               Consolidated Statements of Operations
               for the Nine Months and Three Months
               Ended April 30, 1996 and 1995
               (unaudited)                                                 4

               Consolidated Statements of Cash Flows
               for the Nine Months and Three Months
               Ended April 30, 1996 and 1995
               (unaudited)                                               5 - 6

               Notes to Consolidated Financial
               Statements (unaudited)                                    7 - 10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                               11 - 13

Part II - Other Information

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                            14

     Item 6.   Exhibits and Reports on Form 8-K                            14

Signatures                                                                 15

PART I.       Financial Information

  Item 1.     Financial Statements

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

              The results of operations for the three and nine month period ended April 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              APRIL 30,                JULY 31,
                                                 1996                    1995
                                             -----------             -----------
                                             (Unaudited)

Current Assets:
    Cash                                     $    40,429             $    14,043
    Accounts receivable                          414,213                 152,196
    Inventories                                   19,774                   5,935
    Prepaid expenses and sundry
     receivables                                  74,581                  39,250
                                             -----------             -----------
         Total Current Assets                    548,997                 211,424
                                             -----------             -----------

Property, plant and equipment - net            1,077,920                 147,696

Unamortized excess of cost over fair
 value of assets acquired                      1,000,775                 853,850

Deferred acquisition costs                       197,290                 331,281
                                             -----------             -----------
         TOTAL ASSETS                        $ 2,824,982             $ 1,544,251
                                             ===========             ===========





                                                                     (Continued)
                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      APRIL 30,       JULY 31,
                                                         1996           1995
                                                     -----------    -----------
                                                     (Unaudited)

Current Liabilities:
    Short-term debt                                  $ 1,151,722    $   526,324
    Current portion of long-term debt                     26,904          6,047
    Accounts payable                                     171,334        112,981
    Accrued expenses                                     205,197        148,548
    Customer deposits                                     89,525         16,000
    Capital lease obligation                             103,943           -
    Deferred revenue                                      52,458         58,896
    Due to officer                                        50,000         50,000
    Income taxes payable                                   2,220          3,030
                                                     -----------    -----------
         Total Current Liabilities                     1,853,303        921,826
                                                     -----------    -----------
Long-term debt                                            27,216          6,047
Deferred revenues                                          9,074         13,166
                                                     -----------    -----------
         Total Liabilities                             1,889,593        941,039
                                                     -----------    -----------
Minority interest in consolidated
 subsidiary                                              620,958           -

Stockholders' Equity:
    Capital stock:
     Preferred par value $1; authorized
      500,000 shares (involuntary liquidation
      value $777,912)
        Convertible Series B, at redemption
           value; issued and outstanding 65,141
           shares                                        130,282        130,282
        Cumulative Series C, par value $1,
           issued and outstanding 64,763 shares           64,763         64,763
     Common, par value $.06-2/3; authorized
      20,000,000 shares; issued and outstanding
      986,677 and 936,677 shares                          65,811         62,476

    Additional paid-in capital                         7,358,419      7,351,643

    Deficit                                           (7,298,747)    (7,029,559)

    Foreign currency translation adjustment               (6,097)        23,607
                                                     -----------    -----------
         Total Stockholders' Equity                      314,431        603,212
                                                     -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                     $ 2,824,982    $ 1,544,251
                                                     ===========    ===========






                 See notes to consolidated financial statements.


                                                            NMC CORP. AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)
                                                 NINE MONTHS ENDED               THREE MONTHS ENDED
                                                    APRIL 30,                        APRIL 30,
                                            -------------------------       --------------------------
                                               1996           1995             1996            1995
                                            ----------     ----------       ---------      -----------
Revenues                                    $  882,839     $  388,762       $ 369,494      $   133,490
                                            ----------     ----------       ---------      -----------
Costs and Expenses:
  Cost of sales                                165,488         95,398          60,451           17,927
  Selling, general and
   administrative expenses                     891,830        579,876         343,247          189,197
  Interest expense                             102,614          7,585          32,300            1,947
  Other (income)                                (9,337)       (23,627)            680              130
                                            ----------     ----------       ---------      -----------
                                             1,150,595        659,232         436,678          209,201
                                            ----------     ----------       ---------      -----------
(Loss) before income tax
  provision and minority
    interest                                  (267,756)      (270,470)        (67,184)         (75,711)

Minority interest in net
 income of consolidated
 subsidiary                                      1,432           -              1,432             -
                                            ----------     ----------       ---------      -----------
(Loss) before income
    tax provision                             (269,188)      (270,470)        (68,616)         (75,711)

Income tax provision                              -               872            -                 872
                                            ----------     ----------       ---------      -----------
Net (loss)                                  $ (269,188)    $ (271,342)      $ (68,616)     $   (76,583)
                                            ==========     ==========       =========      ===========

(Loss) per common share                          $(.28)         $(.52)          $(.07)           $(.11)
                                                 =====          =====           =====            =====

Weighted average number
 of common shares out-
 standing                                      964,414        524,589         986,677          706,340
                                            ==========     ==========       =========      ===========


                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           NINE MONTHS ENDED
                                                               APRIL 30,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
Cash flows from operating activities:
    Net (loss)                                        $ (269,188)    $ (271,342)
 Adjustments to reconcile net (loss) to
     net cash from operating activities:
      Depreciation and amortization                      163,594        118,885
      Minority interest in income of consolidated
       subsidiary                                          1,432           -
      Gain on sale of equipment                           (9,337)          -
      Changes in operating assets and liabilities
       net of effect from purchase of Water Express     (257,716)       108,023
                                                      ----------     ----------
           Net Cash (used in) operating ativities      (371,215)       (44,434)
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment             (156,270)       (91,818)
                                                      ----------     ----------
Cash flows from financing activities:
    Proceeds from borrowings                             770,026        201,661
    Proceeds from minority shareholder                    75,000           -
    Repayments of borrowings                            (277,833)       (41,369)
    Proceeds from sale of equipment                       16,382           -
                                                      ----------     ----------
           Net Cash provided by financing
            activities                                   583,575        160,292
                                                      ----------     ----------
Foreign currency translation adjustment                 (29,704)           (557)
                                                      ----------     ----------
Net increase in cash and cash equivalents                 26,386         23,483

Cash and Cash Equivalents - beginning of
  period                                                  14,043            911
                                                      ----------     ----------
Cash and Cash Equivalents - end of period             $   40,429     $   24,394
                                                      ==========     ==========




                                                                     (Continued)
                 See notes to consolidated financial statements

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                         NINE MONTHS ENDED
                                                             APRIL 30,
                                                   ----------------------------
                                                       1996             1995
                                                   ----------        ----------
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable     $  (24,372)       $      432
    (Increase) decrease in inventories                (10,639)           17,439
    (Increase) in prepaid expenses and sundry
      receivables                                     (32,441)          (13,998)
    (Increase) in deferred acquisition
      costs                                          (207,241)             -
    (Increase) in other assets                           -                  387
    Increase (decrease) in accounts payable           (12,641)           22,214
    Increase (decrease) in accrued expenses            44,275           (29,966)
    Increase (decrease) in income taxes
     payable                                             (810)               49
    Increase (decrease) in deferred revenue           (10,530)           11,466
    (Decrease) in customer deposits                    (3,317)             -
                                                   ----------        ----------
                                                   $ (257,716)       $  108,023
                                                   ==========        ==========
Supplementary information of non-cash
 investing and financing activities:
     During 1995, Krystal Fountain Water
      Company Limited purchased Water
      Express.  In connection with this
      acquisition:
          Fair value of assets acquired            $1,260,110
                                                   ==========
          Liabilities assumed                      $  360,399
                                                   ==========
Common stock issued in consideration of
 executive compensation                            $     -           $  250,000
                                                   ==========        ==========
Common stock issued in consideration of
 consulting services                               $     -           $  133,400
                                                   ==========        ==========

Supplemental Information:
    Cash paid during the year for:

         Interest                                  $   33,777        $    5,144
                                                   ==========        ==========
         Income taxes                              $      810        $       94
                                                   ==========        ==========




                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of April 30, 1996, the consolidated statement of operations for the nine months ended April 30, 1996 and 1995, and the statement of cash flows for the periods then ended have been prepared by NMC Corp. and Subsidiary ("The Company" or "NMC") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the April 30, 1995 financial statements have been reclassified to conform to April 30, 1996 classifications. The information for July 31, 1995 was derived from audited financial statements.

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

         The Company has experienced recurring losses and negative cash flows from operations through April 30, 1996. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to April 30, 1996.

         The Company's viability as a going concern is dependent upon its ability to obtain additional financing. The Company has no operations other than those relating to the Krystal Fountain Water Company Limited ("Krystal") business which will provide the Company's only source of cash flow for the foreseeable future. Management estimates that this cash flow should be sufficient to support Krystal's operations during the next twelve (12) months.

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

         Krystal is negotiating to acquire various assets of a second water distribution company located in the United Kingdom. The acquisition is subject to the consummation of equity financing by the Company or Krystal.


         The Company believes the cash flows from the Water Express acquisition will be sufficient to fund operations in the future assuming the cash flows from the Krystal operations can be used to pay for the cost of NMC's operations. Should NMC use any funds from Krystal, the Company's fifty (50%) percent equity partner of Krystal is entitled to an equal distribution.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         On December 8, 1995 NMC and Krystal entered into a loan agreement with a foreign lender obtaining a line-of-credit up to $750,000. The loan is guaranteed by the Company and is secured by an English debenture (Security Agreement) from Krystal which covers all of Krystal's assets in favor of the lender. The lien on this collateral is superior to prior liens given to other lenders. At April 30, 1996, NMC and Krystal borrowed $528,000 against the line-of-credit, including the affiliated entities. A bridge loan of $125,000 was repaid in full and the balance was used for corporate purposes. The bridge loan was used in acquiring Water Express. The loan is due on September 30, 1996 or sooner if the Company or its subsidiary is able to secure financing in an amount not less than the outstanding amount due to the lender. (See Note 6 of Notes to Consolidated Financial Statements for further consideration given to the lender).

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

         The Company also has a $200,000 loan due to an unaffiliated third party on October 1, 1996. If the lender is not repaid in accordance with the loan agreement, the Company could also lose its only revenue generating operations. The Company believes it will have the resources to repay the lender at that time.

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

5. Property, plant and equipment consists of the following:

                                            APRIL 30,              JULY 31,
                                              1996                   1995
                                           ----------             ---------
Machinery and equipment                    $1,290,889             $ 251,787
Leasehold improvements                          6,197                 6,197
Master tapes                                   20,001                20,001
                                           ----------             ---------
                                            1,317,087               277,985

Less accumulated depreciation and
  amortization                                239,167               130,289
                                           ----------             ---------
Net Property, Plant and Equipment          $1,077,920             $ 147,696
                                           ==========             =========

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. DEBT

         Short-term debt consists of the following:
                                                        APRIL 30,       JULY 31,
                                                          1996            1995
                                                       ----------      ---------
         7.50% Note payable to Republic Bank,
          due March 20, 1997, collateralized
          by a certificate of deposit of an
          affiliate of Barbara Greenfield,
          wife of the Company's President and
          Chief Executive Officer                      $  100,000      $ 100,000

         18% Note payable to Ballydine Investments
          Limited due September 30, 1996, collater-
          alized by all of the common stock of
          Krystal owned by the Company                    528,000           -

         10% Note payable to a third party, due
          October 1, 1996, collateralized by all of
          the common stock of Krystal owned by the
          Company subordinated to the line-of-credit      200,000        200,000

         5% Note payable to Barbara Greenfield, due
          on demand, collateralized by all of the
          common stock of Krystal owned by the
          Company.  No demand may be made while the
          line-of-credit is outstanding.  The
          security interest is subordinate to the
          third party lender and the line-of-credit       197,229        199,672

         5% Note payable to Matthew Mitchison
          due on demand.  No demand may be made
          while the line-of-credit is outstanding         116,961           -

         Various loans payable, due on demand
          interest at 5%                                    9,532         26,652
                                                       ----------      ---------
                                                       $1,151,722      $ 526,324
                                                       ==========      =========

         Long-term debt consists of the following:

         Note payable to a financial institution,
          due July 1997, interest at 9%, colla-
          teralized by transportation equipment        $  54,120       $  12,094

         Less current maturities                          26,904           6,047
                                                       ----------      ---------
              Long-Term Debt                           $  27,216       $   6,047
                                                       =========       =========

         As additional consideration for the $750,000 line-of-credit, the Company has issued 9.9% of the outstanding, fully diluted shares of the Company in the form of a warrant exercisable at $.001 per share, with registration rights, as the amount utilized is in excess of $500,000.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. On November 1, 1995, Krystal acquired substantially all the net assets of Water Express, a water distribution company in the United Kingdom in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $208,000 in cash, and a promissory note of approximately $125,000. The total purchase price approximated $914,000. As of this date the Company's ownership equity in Krystal has been reduced to fifty (50%) percent. The non-NMC interest represents the minority stockholder's proportionate share of the equity of Krystal. (See Note 3 of Notes to Consolidated Financial Statements for further information).

         The acquisition has been accounted for using the purchase method of accounting, and, accordingly the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired was $1,260,000 and the liabilities assumed totalled $360,000 resulting in goodwill of approximately $185,000, which will be amortized over three years. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition. Proforma unaudited operating information for the nine month period ended April 30, 1996 and 1995 of NMC and Water Express, assuming the business combination had occurred at the beginning of the respective year in which Water Express was acquired as well as the beginning of the immediate preceding year is as follows:

                                               NINE MONTHS ENDED
                                                  APRIL 30,
                                      ---------------------------------
                                         1996                   1995
                                         ----                   ----
Net sales                             $1,313,784             $1,007,760

Net (loss)                            $ (168,841)            $ (372,109)

Net (loss) per share                       $(.17)                 $(.71)

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  Nine Months April 30, 1996 vs. Nine Months April 30, 1995

         The results of Krystal are included in the consolidated financial statements of the Company from the date of acquisition. The Company has no operations other than those relating to Krystal's business.

         On November 1, 1995, Krystal acquired substantially all the net assets of Water Express ("Water Express"), a water distribution company in the United Kingdom. (See Liquidity and Capital Resources below for terms of the acquisition). Water Express is a company engaged in the sale of bottled water in five gallon containers to be utilized in conjunction with water coolers, dispensing both hot and cold water. It currently rents over 1,600 coolers to commercial establishments in the metropolitan London market place. The operating results of Water Express have been included in the consolidated statement of operations from the date of acquisition. Krystal is negotiating to acquire various assets of a second water distribution company located in the United Kingdom. This acquisition is subject to the consummation of equity financing by the Company or Krystal, of which there can be no assurance.

         Revenues from sales increased 127.1% to $882,839 during the nine months ended April 30, 1996 from $388,762 for the nine months ended April 30, 1995. The increase is primarily due to the inclusion of Water Express in the statement of operations, an increase in the number of customers and more demand for the Company's product.

         Cost of sales increased 73.5% to $165,488 during the nine months ended April 30, 1996 from $95,398 during the nine months ended April 30, 1995 due to the reasons explained above.

         Selling, general and administrative expenses increased 53.4% to $891,830 for the nine months ended April 30, 1996 from $579,876 for the nine months ended April 30, 1995 due to the reasons explained above.

         Interest expense increased to $102,614 for the nine months ended April 30, 1996 from $7,585 for the nine months ended April 30, 1995. The increase is attributable to the increase in debt incurred by the Company in the nine months ended April 30, 1996 as discussed below in "Liquidity and Capital Resources".

         Other income decreased 60.5% to $9,337 for the nine months ended April 30, 1996 from $23,627 for the nine months ended April 30, 1995 due to a settlement received by Krystal for the infringement of its territorial rights by a competitor during the nine months ended April 30, 1995. This event was a non-recurring transaction.

         The net loss of $269,188 remained relatively constant for the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995. The Company attributes the small decrease primarily to the increase in interest expense which is offset by the improvement in the operations of Krystal. However, the operations of Krystal have not been able to offset the overhead of the Company at its corporate offices.

Three Months April 30, 1996 vs. Three Months April 30, 1995

         Revenues from sales increased 176.8% to $369,494 during the three months ended April 30, 1996 from $133,490 for the three months ended April 30, 1995. The increase is due to the reasons set forth in the nine month analysis.

         Cost of sales increased 237.2% to $60,451 during the three months ended April 30, 1996 from $17,927 for the three months ended April 30, 1995 due to the reasons explained above.

         Selling, general and administrative expenses increased 81.4% to $343,247 for the three months ended April 30, 1996 from $189,197 for the three months ended April 30, 1995. The increase is primarily due to the inclusion of Water Express in the statement of operations and an increase in amortization expenses to write off the deferred charges relating to the acquisition of Water Express.

         Interest expense increased to $32,300 for the three months ended April 30, 1996 from $1,947 for the three months ended 1995 due to the reason set forth in the nine month analysis.

         Other income increased to $680 for the three months ended April 30, 1996 from $130 for the three months ended April 30, 1995. The increase is due to the gain on the sale of various equipment sold by Krystal in 1996.

         The net loss of $68,616 decreased by approximately $7,967 for the three months ended April 30, 1996 compared to the three months ended April 30, 1995 due to the reasons set forth in the nine month analysis.

LIQUIDITY AND CAPITAL RESOURCES

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

         Krystal acquired substantially all the net assets of Water Express in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $208,000 in cash, and a promissory note of approximately $125,000. In order to make the cash payment, Krystal obtained bridge financing in the amount of $125,000. The cash advances of $55,000 made previously to Water Express was also applied as part of the down payment. As of this date the Company's ownership equity in Krystal has been reduced to fifty (50%) percent.

         Krystal is negotiating with Hydropure Group Limited ("Hydropure") pursuant to which it would acquire various assets of Hydropure. Hydropure is a distributor of natural spring mineral water for use with water coolers for commercial establishments located within the Greater London area. It currently services 2,200 customers. If the acquisition is consummated, Hydropure's operations will be combined with those of Krystal.

         Any agreement is subject to, among other things, the consummation of the equity financing currently being negotiated between the Company and an investment banking firm. The acquisition is anticipated to be completed no later than September 30, 1996, if at all.

         On December 8, 1995 NMC and Krystal entered into a loan agreement with a foreign lender obtaining a line-of-credit up to $750,000. The loan is guaranteed by the Company and is secured by an English debenture (Security Agreement) from Krystal which covers all of Krystal's assets in favor of the lender. This collateral is superior to previous collateral of Krystal given to other lenders. At April 30, 1996, NMC and Krystal borrowed $528,000 against the line-of-credit. The bridge loan of $125,000 was repaid in full and the balance was used for corporate purposes. The loan is due on September 30, 1996 or sooner if the Company or its subsidiary is able to secure financing in an amount not less than the outstanding amount due to the lender.

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

         The Company has experienced severe cash flow deficiencies from operations. To alleviate these problems, the Company has received advances from certain lenders including Barbara Greenfield, the wife of the Company's President and Chief Executive Officer, Treasurer and Director. An affiliate of Mrs. Greenfield has also collateralized a $100,000 loan made by a bank to the Company with a certificate of deposit. The Company has given a security interest in the shares of Krystal owned by the Company as collateral to Mrs. Greenfield, which is second to the unaffiliated third party and the line-of-credit lender.

         The Company believes the cash flows from the Water Express acquisition will be sufficient to fund operations in the future assuming the cash flows from its Krystal operations can be used to pay for the cost of NMC's operations. Should NMC use any funds from Krystal, the Company's fifty (50%) percent equity partner of Krystal is entitled to an equal distribution.

PART II - OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders

                     None.


         Item 6.     Exhibits and Reports on Form 8-K

                     (a)  Exhibits.

                          None.

                     (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended April 30, 1996.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                     NMC CORP.
                                     ----------------------------------------
                                                   (Registrant)


Date: June 13, 1996               By:  /s/ Marvin Greenfield
                                     ----------------------------------------
                                       Marvin Greenfield, President and
                                       Treasurer Duly Authorized Officer of the
                                       Registrant (Principal Financial Officer)