Form 10-K
period 1996-07-31
NMC CORP
filed 1996-11-13
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act (Fee Required)
     For the Fiscal Year Ended July 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from ____________ to _______________

                          Commission File Number 0-3338

                       ----------------------------------

                                    NMC CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                    22-1558317
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

             477 Madison Avenue, Suite 701, New York, New York 10022
                                 (212) 207-4560
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.06 2/3 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No
                              -----             -----

[X] Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     At November 1, 1996, 986,677 shares of registrant's Common Stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of such stock as reported in the National Quotation Bureau, Incorporated as of November 1, 1996 was $1,223,196.

Documents incorporated by reference:         See Part V, Index to Exhibits

                                    NMC CORP.

                                      INDEX

Part I                                                                  Page
------                                                                  ----

     Item 1.        Business..............................               1

     Item 2.        Properties............................               6

     Item 3.        Legal Proceedings.....................               6

     Item 4.        Submission of Matters to a Vote of
                    Security Holders......................               6


Part II
-------

     Item 5.        Market for Registrant's Common Equity
                    and Related Stockholder Matters.......               7

     Item 6.        Selected Financial Data...............               9

     Item 7.        Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations............................            10 - 12

     Item 8.        Financial Statements and Supplementary
                    Data..................................              13*

     Item 9.        Changes in and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosure............................              14

Part III
--------

     Item 10.       Directors of the Registrant...........              14

     Item 11.       Executive Compensation................            15 - 16

     Item 12.       Security Ownership of Certain Beneficial
                    Owners and Management.................            17 - 18

     Item 13.       Certain Relationships and Related
                    Transactions..........................               19

Part IV
-------

     Item 14.       Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K...............               20

Signatures................................................               22

*Page F-1 follows Page 13.

                                     PART I

Item 1.  Business
         --------

     General
     -------

     NMC Corp. (the "Company" or "NMC"), organized under Delaware law, currently operates its business through Krystal Fountain Water Company Limited ("Krystal"), its fifty (50%) percent owned subsidiary, a United Kingdom company which was organized on April 3, 1992. Krystal rents water dispensers and sells bottled mineral water, cups and ancillary items to businesses in the greater London metropolitan area situated within the M25 London Orbital Motorway (the "Greater London Area"). On November 1, 1995, Krystal acquired substantially all of the net assets of Water Express ("Water Express"). Water Express is a distributor of natural mineral water to commercial establishments located within the Greater London area for use with water coolers. Water Express serviced approximately 1,300 customers with approximately 1,600 water coolers. The Company purchased the net assets of Water Express for 363,155 shares of the common stock of Krystal, approximately $379,000 in cash and a promissory note of approximately $125,000. Krystal's business has not generated a profit on an annual basis to date. The Company acquired all of the capital stock of Krystal, on October 31, 1993, in return for the issuance of 155,000 shares of Common Stock and approximately $540,000. Prior to June 30, 1992, the Company was engaged in the purchase and sale of liquidation merchandise.

     On October 4, 1996, the Company agreed in principle, subject to a definitive executed agreement to acquire Select Acquisitions, Inc. ("Select"), the holding company for All American Recreation, Inc., which intends to develop and manage golf courses, skating rinks and community related housing. Select also intends to operate two recycling plastic facilities in North Carolina.

     Effective April 17, 1995, the Board of Directors authorized a 1-10 reverse stock split. All share and per share data for prior periods have been restated to reflect the reverse stock split.

     The Company maintains executive offices at 477 Madison Avenue, Suite 701, New York, New York 10022 and its telephone number is (212) 207-4560.

     Industry Background
     -------------------

     The renting of water dispensers and the attendant sale of bottled water to commercial enterprises is a relatively new business in the United Kingdom, although management believes that this business is increasing. No assurance can be given that the renting of water dispensers will continue to increase or, even if it does, that Krystal will secure a significant portion of this market and be able to operate profitably. Management believes that the market may be divided into five basic categories, namely, companies supplying: (i) natural mineral water; (ii) purified water; (iii) spring water; (iv) water dispensers for use with tap water; and (v) water dispensers which are connected directly into the water supply system. Krystal sells natural mineral water.

     The classification of mineral water in the United Kingdom is controlled by the Natural Mineral Water Regulations which have been in effect since February 1986. In accordance with these Regulations, water classified as natural mineral water must (i) originate in an underground water table emerging from a spring protected from all risk of pollution; (ii) be microbiologically wholesome and drinkable in its natural state; (iii) be bottled at its source; and (iv) be subjected to frequent analysis and checks by the responsible authority in the country of origin. In addition, the name of the water source and the place where the water emerges must be set forth on the label or bottle.

     Products
     --------

     Krystal purchases all of its mineral water from Northumbrian pursuant to an agreement that terminates in December 1999. The agreement provides Krystal with the exclusive right to sell Northumbrian spring natural water for use with water coolers to commercial establishments located within the M25 London Orbital Motorway, which constitutes the Greater London Area. Northumbrian spring has been continuously producing water for more than 100 years. Northumbrian bottles its water at the source and transports the filled bottles which it supplies as part of the inclusive cost - in its own vehicles to Krystal's facility. The water is supplied by Krystal to its customers in the 19 liter (five gallon) bottles furnished by Northumbrian. Northumbrian performs regular tests to insure the quality of its water, which Northumbrian asserts has remained consistent for more than 20 years. Management has been advised that the production of Northumbrian water has been historically stable and reliable.

     Krystal purchases most of its water dispensers from EBAC, a company located in County Durham, England. The dispensers, which range in price from $210 to $277 per unit, include machines which provide only cold water as well as those providing hot and cold water, and are offered in desktop and freestanding models. EBAC dispensers are believed to have patented features, marketed under EBAC's "WATERSAFE" trademark, which protects against spillage and maintains highest quality sanitary conditions.

     EBAC manufactures such water dispensers in the United Kingdom. Krystal has not entered into any long-term or other supply agreements with EBAC, but does not believe that it would be beneficial to do so and has experienced no material problems to date. Krystal has also purchased water dispensers from Elkay and Ebco and believes that it would be able to obtain any needed units without significant disruption on short notice at competitive prices if units could not be obtained from EBAC.

     Krystal delivers and services its dispensers and provides semi-annual sanitation maintenance for an annual charge of $64.00 per unit and quarterly sanitization for an annual charge of $102.40 per unit. Krystal will replace malfunctioning units in accordance with the five year warranties provided by Elkay and EBAC. Krystal has not entered into any maintenance agreements concerning ongoing service of the Elkay and EBAC units nor does it presently intend to do so. There have been few mechanical problems relating to the Elkay and EBAC units to date.

     In addition, Krystal obtains the plastic cups it sells to its customers from several suppliers. Krystal does not have any applicable long-term or other supply contracts and believes that plastic cups are essentially fungible and can be obtained from multiple alternative suppliers on short notice without disruption at competitive costs.

     Marketing and Service
     ---------------------

     Krystal utilizes door-to-door sales efforts, telemarketing and promotional mailing to market its products and services. It also offers potential customers seven day free trial periods and advertised its products in trade journals, general circulation magazines, telephone advertising directories and on its delivery vehicles.

     Krystal concentrates its marketing efforts on promoting the Northumbrian name and its twenty-four (24) hour replenishment service within the M-25. Management believes, however, that service is a more important component in securing and retaining business than the brand of the water being marketed. Because Krystal is situated in Central London and is within approximately twenty
(20) minutes' driving time of a majority of its locations in its main marketing area, it is able to provide its customers with a phone-in replenishment service and guaranteed deliveries within a 24 hour period. Management believes that Krystal's competitors are currently unable to offer this service. Management also believes that, in the event Krystal's agreement with Northumbrian were terminated, Krystal would be able to obtain an alternate supply of water with comparable quality and, based on the quality of service it provides, retain most of its customer base.

     Customers
     ---------

     Krystal currently services approximately 2,500 accounts which use an aggregate of approximately 3,400 water dispensers. Customers range from small independent businesses to large, national corporations, as well as government agencies and include, among others, members of the Royal Family. No single customer accounted for 5% or more of Krystal's business for the fiscal year ended July 31, 1996. Over 90% of Krystal's customers are located in the Greater London Area. Those customers located outside the Greater London Area are serviced by independent distributors with whom Krystal has a revenue sharing arrangement. The dispensers are leased by Krystal to its customers as follows:
68% pursuant to one year agreement; 5% pursuant to two year agreements; 7% pursuant to three year agreements; and 15% on a monthly basis. Historically, Krystal's water sales have averaged approximately five bottles per water dispenser per month. Each bottle is currently sold for $9.52.

     Competition
     -----------

     Management believes that Krystal has 5 major direct competitors in the United Kingdom who have, in the aggregate, an estimated 40,000 water dispensers in service, predominantly in the Greater London Area. The following table sets forth information relating to Krystal's competitors which has been derived from published sources which are believed to be accurate, but has not been independently verified by the Company as such competitors are privately owned:

                         Approximate  Approximate
                           Number     Percentage of Product Category   Time in
Name of Competitor     of Dispensers  Market Share    (see Below)      Business
------------------     -------------  ------------    -----------      --------
Aquacool                   12,000         30.0             1           10 years
Sparkling Spring           11,000         27.5             2            7 years
Hollywell Spring Group*     5,000         12.5             3            8 years
Braebourne Springs          4,000         10.0             1            8 years
Krystal                     3,400          8.5             1            5 years
Hydropure                   2,500          6.25           2,3           5 years

Others as a group           2,100          5.25         1,2,3           Various

---------------------------
(1)  Natural mineral water.
(2)  Purified water.
(3)  Spring water.
(4)  Water dispensers which are plumbed into the water mains.
 *   Includes independent distributors who purchase water from the spring.

     Sparkling Spring uses mineral water. Hollywell Spring uses natural spring water. Aquacool is the trading name for Ionics (U.K.) Limited, a U.S. Company, which uses purified water. Hydropure uses purified mineralized water and spring water.

     The Company competes primarily on the basis of what it believes to be superior customer service and, to a lesser extent, on the basis of price. The Company also competes indirectly against mass purveyors of bottled waters in bottles of less than two liters which are not used in connection with water dispensers - such as Evian and Perrier, who deal primarily with the grocery and restaurant trade - as well as other types of beverages.

     Government and Other Regulation
     -------------------------------

     All bottled mineral water and water dispenser units are regulated by agencies of the British government and the European Union ("EU"). Accordingly, Krystal and the suppliers of its water and water dispenser units are governed by these regulations.

     The EU sets the testing standards for the chemical and other tolerances which water must satisfy to be marketable. Northumbrian is believed to be in material compliance with the regulations of the Ministry of Agriculture, Fisheries and Food, a governmental agency. Northumbrian is required to perform regular testing to confirm that its water has a mineral and chemical content, and otherwise satisfies applicable standards.

     Violation of any applicable regulations could force the closing of the source of its water or prohibit the use of its water dispenser units. Management believes that Northumbrian and Northumbrian mineral water and the Elkay and EBAC dispensers are in substantial compliance with all applicable regulations and, as of the date hereof, Krystal has received no notice of any violations thereof. Although management believes that it could replace such suppliers without disruption on acceptable terms, it is possible that failure to maintain such compliance may have a materially adverse effect on Krystal's business.

     Krystal is also subject to the regulations of the International Bottled Water Association, a trade organization of which it is a member. These regulations require that members market only water from sources which, based on inspections performed by the Association, comply with certain sanitary criteria. Non-compliance with these regulations could subject Krystal to suspension or expulsion from this organization which might also have an adverse effect on Krystal's business.

     Employees
     ---------

     In addition to Marvin E. Greenfield, who is President, Treasurer, Chief Executive Officer, and a Director of the Company, NMC currently employs one administrative assistant and a file clerk.

     Krystal has 26 full-time employees who include Paul R.C. Woolford, who is the Managing Director and Matthew Mitchison (the fifty (50%) percent owner of Krystal), and 2 part-time employees. Of the 28 full-time employees and part-time employees, 2 are involved in management; 10 full-time employees and 2 part-time employees are involved in administration; 2 are involved in the operation of Krystal's warehouse; 10 are drivers; 2 full-time employees are involved in maintenance; and 2 are involved full-time in sales.

     The Company believes its future prospects will depend upon the ability to identify and retain capable management. The Company considers its relations with employees, who are not represented by any labor organization, to be satisfactory.

Item 2.  Properties
         ----------

     The Company's corporate headquarters are located at 477 Madison Avenue, Suite 701, New York, New York 10014, where the Company occupies approximately 1,500 square feet pursuant to a lease ending July 31, 1997 at an annual rental of $34,200. The lease is believed to be at a market rate. The Company does not own or lease any other facilities.

     Krystal rents approximately 5,640 square feet of office and warehouse facilities at 8 Brandon Road, Unit #8, London N7 9AA, England, pursuant to a lease expiring on June 30, 1998 for an annual rent of $36,000. The lease may be terminated by Krystal upon six months written notice. These facilities are used as Krystal's executive offices as well as a warehouse for Krystal's products. Krystal also owns and leases 8 vans and miscellaneous servicing equipment.


Item 3.  Legal Proceedings
         -----------------

     The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended July 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters
         -------------------------------

     NMC's Common Stock is traded in the over-the-counter market on the NASD Non-NASDAQ Electronic Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid and asked prices for one share of Common Stock. These prices were obtained from the National Quotation Bureau, Incorporated. All prices prior to April 18, 1995 reflect transactions effected prior to the one for ten reverse stock split which was effective as of April 17, 1995. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

     The market for the Common Stock has been sporadic and there have been long periods during which there were few, if any, transactions in the Stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited and, therefore such quotes may not be a true indication of the current market value of the Company's Common Stock.

Fiscal Year Ended                Bid Prices                Asked Prices
  July 31, 1995               High        Low            High         Low
-----------------             ---------------            ----------------
August 1, 1994 through
October 31, 1994               3/16      1/16            9/16         1/4

November 1, 1994 through
January 31, 1995               1/8       1/16             5/8         5/16

February 1, 1995 through
April 17, 1995                 5/32      1/16             5/8         5/16

April 18, 1995 through
April 30, 1995 (1)            1 1/8          1/2         3 1/8        2 3/4

May 1, 1995 through
July 31, 1995                 1 3/4          1/8         3 3/4         5/8

Fiscal Year Ended                Bid Prices                Asked Prices
  July 31, 1996               High        Low            High         Low
-----------------             ---------------            ----------------
August 1, 1995 through
October 31, 1995              1 7/8         1/4          2 1/8         3/4

November 1, 1995 through
January 31, 1996              15/16         1/4          1 1/8         1/2

February 1, 1996 through
April 30, 1996 (1)            9/16          1/8            3/4         1/2

May 1, 1996 through
July 31, 1996                 2 1/8         9/16         2 1/2         5/8

----------------------

(1) The Company declared a 1 for 10 reverse stock split effected on April 17, 1995 and the prices reflect such change.

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters (Continued)
         -------------------------------

     (b)  Approximate Number of Equity Security Holders.
          ----------------------------------------------

     The following table sets forth the approximate number of holders of record of the equity securities of NMC listed:

                                      Number of Holders at
Title of Class                          November 1, 1996
--------------                          ----------------

Common Stock, $.06 2/3 par value                1,267

Series B Convertible Preferred
     Stock, $1.00 par value                        10

Series C Preferred Stock,
     $1.00 par value                               81

     (c)  Dividend Policy
          ---------------

     No cash or stock dividends have been declared or paid during the last two fiscal years. No cash dividends may be declared or paid on the Company's Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely the Company will declare any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data
         -----------------------
                                            Years Ended July 31,
                             ---------------------------------------------------
                             1996(3)    1995(3)    1994(3)    1993(3)    1992(3)
                             -------    -------    -------    -------    -------

                (In thousands of dollars, except per share data)

Selected Statements of Operations Data:

Sales ...................   $ 1,496    $   577    $   339    $  --      $ 1,229
Cost of sales ...........       555        246        177       --          886
Revenue from participa-
 tion in joint ventures,
 net ....................      --         --         --         --            4
Interest expense ........       181         25          6          2       --
(Loss) before income tax
 provision ..............      (758)      (430)      (490)      (168)      (206)
Income tax provision ....         5          1          5          3          3
Net (loss) ..............      (763)      (431)      (495)      (171)      (209)
(Loss) per common and
 common equivalent share:
  (Loss) per common and
   common equivalent
   shares ...............      (.79)      (.74)     (1.34)      (.88)     (1.30)

                                            Years Ended July 31,
                             ---------------------------------------------------
                             1996(2)     1995      1994(1)     1993       1992
                             -------    -------    -------    -------    -------

Selected Balance Sheet Data:
                            (In thousands of dollars)

Total Assets ............     $3,186     $1,544     $1,200     $  580     $  586

Long-term debt ..........         96         12         39       --         --

(1) The Company acquired Krystal as of October 31, 1993, pursuant to a transaction accounted for as a purchase. Accordingly, the results of Krystal's operations are reflected above solely for the periods after the acquisition and the balance sheet data set forth above does not include Krystal for periods prior to 1994.

(2) Krystal acquired Water Express as of November 1, 1995, pursuant to a transaction accounted for as a purchase. Accordingly, the results of Water Express's operations are reflected above solely for the periods after the acquisition and the balance sheet data set forth above does not include Water Express for the periods prior to 1996.

(3) All share and per share date have been restated to reflect the 1-10 reverse stock split.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

     Results of Operations
     ---------------------

1996 Compared to 1995

     The Company currently operates its business through Krystal. On November 1, 1995, Krystal acquired substantially all the net assets of Water Express. The operating results of Water Express have been included in the consolidated statement of operations from the date of acquisition.

     Revenues from sales increased 160% to $1,495,846 for the year ended July 31, 1996 from $575,247 for the year ended July 31, 1995. The increase is primarily due to the inclusion of Water Express in the settlement of operations, an increase in the number of customers and more demand for the Company's products.

     Cost of sales increased 125.6% to $555,282 for the year ended July 31, 1996 from $246,205 for the year ended July 31, 1995 due to the reasons explained above.

     Selling, general and administrative expenses increased 110.5% to $1,611,260 for the year ended July 31, 1996 from $765,504 for the year ended July 31, 1995. The increase is primarily due to the inclusion of Water Express in the statement of operations, an expansion of the Company's marketing program, the write-off of costs relating to an aborted acquisition and increases in depreciation of equipment and amortization of goodwill in connection with the Water Express acquisition.

     Interest expense increased to $181,434 for the year ended July 31, 1996 from $25,496 for the year ended July 31, 1995. The increase is attributable to the increase in debt incurred by the Company in the year ended July 31, 1996 as discussed below in "Liquidity and Capital Resources".

     Other income decreased approximately $31,000 for the year ended July 31, 1996 compared to the year ended July 31, 1995 due primarily to settlement received by Krystal for the infringement of its territorial rights by a competitor in 1995. This event was a non-recurring transaction.

     The net loss increased 77% to $763,335 for the year ended July 31, 1996 from $431,317 for the year ended July 31, 1995. The Company attributes the increase primarily to the increase in interest expense and the write-off of expenses in connection with an aborted acquisition. The improved operations of Krystal have not been able to offset the overhead of the Company at its corporate offices.

1995 Compared to 1994

     Revenues from sales increased from $339,324 for the year ended July 31, 1994 to $575,247 for the year ended July 31, 1995. The increase was due primarily to the inclusion of Krystal in the statement of operations for the entire year ended July 31, 1995 compared to only nine months of the prior year as well as an increase in the number of customers and more demand for the Company's product.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)
         -----------------------------------------------

     Cost of sales increased from $176,864 for the year ended July 31, 1994 to $246,205 for the year ended July 31, 1995 due to the reasons explained above.

     Selling, general and administrative expenses increased from $648,418 for the year ended July 31, 1994 to $765,504 for the year ended July 31, 1995 due to the reasons explained above.

     Other income increased from $1,835 for the year ended July 31, 1994 to $31,752 for the year ended July 31, 1995 reflecting a settlement received by Krystal for the infringement of its territorial rights by a competitor. This event was a non-recurring transaction.

     Interest expense increased from $6,076 for the year ended July 31, 1994 to $25,496 for the year ended July 31, 1995. The increase was due to additional loans made to the Company to fund its current operations.

     The net loss decreased by approximately $63,000 for the year ended July 31, 1995 compared to the year ended July 31, 1994. The Company attributed the decrease primarily to the improvement in the operations of Krystal. However, the operations of Krystal have not been able to offset the overhead of the Company at its corporate offices.

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

     Krystal acquired substantially all the net assets of Water Express in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $379,000 in cash and a promissory note of approximately $125,000. As of this date, the Company's ownership equity in Krystal has been reduced to fifty (50%) percent.

     On October 4, 1996, the Company signed an agreement in principle, subject to a definitive executed agreement, to acquire Select Acquisitions, Inc., the holding company for All American Recreation, Inc., which intends to develop and manage golf courses, skating rinks and community related housing. Select also intends to operate two recycling plastic facilities in North Carolina. Under the terms of the agreement, shareholders of Select will receive approximately 5.9 million shares of the Company's common stock based on receiving 2.11 shares of the Company's common stock for each of the shares of Select stock outstanding, which approximates 2.8 million shares. The combined Company's business will be plastics recycling, recreation development and distribution of bottled mineral water. Should the proposed merger take place, the Company will need substantial funds to finance its operations. As of the date hereof, the Company has no letter of intent for a proposed public equity financing or any document setting forth the terms of any financing. No assurance can be given that an equity financing will ever be consummated.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)
         -----------------------------------------------

Liquidity and Capital Resources (Continued)
-------------------------------------------

     On December 8, 1995, NMC and Krystal entered into separate loan agreements with Ballydine Investments Limited ("Ballydine") for a combined line-of-credit ("line-of-credit") of up to $750,000. The line-of-credit is guaranteed by NMC and is secured by the fifty (50%) percent of Krystal owned by the Company. Any amount that Krystal borrows is secured by an English debenture ("Security Agreement") from Krystal which encumber all of Krystal's assets in favor of Ballydine. The lien on this collateral is superior to prior liens given to other lenders, including affiliated entities.

     On September 30, 1996, Krystal paid Ballydine $286,000 which liquidated the liability to Ballydine from Krystal. The lien on the assets of Krystal by Ballydine was released. The monies were advanced from the shareholders of Krystal to repay the loan. The advances from the shareholders are due on demand if there is sufficient cash flows to pay the shareholders.

     The amount due Ballydine from NMC in the amount of $364,000 was extended to the earlier of March 31, 1997 or within three (3) days after the closing of a secondary offering of the Company's securities. As additional consideration for the line-of-credit, the Company has issued 9.9% of the outstanding fully diluted shares of the Company or 108,414 shares, in the form of a warrant exercisable at $.001 per share, with registration rights.

     The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and positive cash flows from the Company's recent acquisition. Management is actively seeking additional capital to ensure the continuation of its operations. However, there is no assurance that additional capital will be obtained. In addition, the Company has an outstanding line-of-credit in the amount of $364,000 which is due no later than March 31, 1997, and has borrowed $200,000 from an unaffiliated third party during March, 1995 which is due no later than July 31, 1997. Both loans are secured by the fifty (50%) percent interest of Krystal owned by the Company. If the loans are not repaid, the Company could lose its only revenue generating operation. Management estimates the cash flow from Krystal's operations will also be sufficient to support the corporate overhead of NMC during the next twelve (12) months. The cash flow from Krystal's operations are based on projections prepared internally by the management of Krystal. No assurance can be given that these projections will be realized. Should NMC use any funds from Krystal to fund NMC's operations, the Company's fifty (50%) percent equity partner must approve such a distribution and is entitled to an equal distribution.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements and Supplementary Financial Data
         --------------------------------------------------------------

                                                                     Page
                                                                   ---------
Independent Auditors' Report                                       F-1 - F-2

Financial Statements:
      Consolidated Balance Sheets as of July 31,
      1996 and 1995                                                F-3 - F-4

      Consolidated Statements of Operations, Years
      Ended July 31, 1996, 1995 and 1994                              F-5

      Consolidated Statements of Stockholders'
      (Deficiency) Equity, Years Ended July 31,
      1996, 1995 and 1994                                          F-6 - F-7

      Consolidated Statements of Cash Flows, Years
      Ended July 31, 1996, 1995 and 1994                           F-8 - F-9

      Notes to Consolidated Financial Statements                  F-10 - F-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Stockholders of
NMC Corp.
New York, New York


     We have audited the consolidated balance sheets of NMC Corp. and subsidiary as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Krystal Fountain Water Company Limited, a wholly-owned subsidiary, for the year ended July 31, 1994, which statements reflect total assets constituting twenty-four (24%) percent of consolidated assets at July 31, 1994 and total revenues constituting one-hundred (100%) percent of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Krystal Fountain Water Company Limited, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors for the year ended July 31, 1994, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NMC Corp. and subsidiary at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1 of Notes to Consolidated Financial Statements, the Company needs to obtain additional financing and achieve a level of sales to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





WIENER, PENTA & GOODMAN, P.C.
Certified Public Accountants

October 4, 1996

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               July 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
Current Assets:
  Cash                                                $   15,592      $   14,043
  Accounts receivable - less allowance
   for doubtful accounts of $9,000 and
   $-0-                                                  587,696         152,196
  Inventories                                             13,468           5,935
  Prepaid expenses and sundry
   receivables                                           132,823          39,250
                                                      ----------      ----------

          Total Current Assets                           749,579         211,424
                                                      ----------      ----------

Property, plant and equipment -
 net                                                   1,437,612         147,696

Unamortized excess of cost over fair
 value of assets acquired                                979,595         853,850

Deferred acquisition costs                                18,868         331,281
                                                      ----------      ----------

          TOTAL ASSETS                                $3,185,654      $1,544,251
                                                      ==========      ==========


                 See notes to consolidated financial statements

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                              July 31,
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------
Current Liabilities:
  Short-term borrowings                              $ 1,251,373    $   526,324
  Current portion of long-term debt                       27,343          6,047
  Current portion of capital lease
   obligations                                           380,897           --
  Accounts payable                                       333,153        112,981
  Accrued expenses                                       274,811        148,548
  Customer deposits                                      105,873         16,000
  Deferred revenue                                       138,312         58,896
  Due to officer                                         200,000         50,000
  Income taxes payable                                     7,970          3,030
                                                     -----------    -----------
          Total Current Liabilities                    2,719,732        921,826
                                                     -----------    -----------

Long-term debt                                            68,944          6,047
Deferred revenue                                           7,392         13,166
                                                     -----------    -----------
          Total Liabilities                            2,796,068        941,039
                                                     -----------    -----------

Minority interest in consolidated
 subsidiary                                              543,461           --

Commitments and Contingent Liabilities

Stockholders' (Deficiency) Equity:
  Preferred stock, par value $1; authorized
   500,000 shares (involuntary liquidation
   value $777,912):
    Convertible Series B, at redemption
      value; issued and outstanding
      65,141 shares                                      130,282        130,282
    Cumulative Series C, par value $1;
      issued and outstanding 64,763
      shares                                              64,763         64,763
  Common stock, par value $.06-2/3;
   authorized 20,000,000 shares; issued
   and outstanding 986,677 and 936,677
   shares                                                 65,811         62,476
  Additional paid-in capital                           7,368,110      7,351,643
  Deficit                                             (7,792,894)    (7,029,559)
  Foreign currency translation adjustment                 10,053         23,607
                                                     -----------    -----------

          Total Stockholders' (Deficiency)
           Equity                                       (153,875)       603,212
                                                     -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           (DEFICIENCY) EQUITY                       $ 3,185,654    $ 1,544,251
                                                     ===========    ===========


                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Years Ended
                                         -----------------------------------------
                                                         July 31,
                                         -----------------------------------------
                                            1996           1995           1994
                                         -----------    -----------    -----------
Revenues:
   Sales                                 $ 1,495,846    $   575,247    $   339,334
   Other income                                   70         31,752          1,835
                                         -----------    -----------    -----------
                                           1,495,916        606,999        341,169
                                         -----------    -----------    -----------

Costs and Expenses:
   Cost of sales                             555,282        246,205        176,864
   Selling, general and administrative
    expenses                               1,611,260        765,504        648,418
   Interest expense                          181,434         25,496          6,076
                                         -----------    -----------    -----------

                                           2,347,976      1,037,205        831,358
                                         -----------    -----------    -----------

(Loss) before income tax provision          (852,060)      (430,206)      (490,189)

Minority interest in net (loss) of
 consolidated subsidiary                      94,368           --             --
                                         -----------    -----------    -----------

(Loss) before income tax provision          (757,692)      (430,206)      (490,189)

Income tax provision                           5,643          1,111          4,509
                                         -----------    -----------    -----------

Net (loss)                               $  (763,335)   $  (431,317)   $  (494,698)
                                         ===========    ===========    ===========

(Loss) per common share                  $      (.79)   $      (.74)   $     (1.34)
                                         ===========    ===========    ===========

Weighted average number of common
 shares outstanding                          970,010        581,882        368,921
                                         ===========    ===========    ===========


                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                    YEARS ENDED JULY 31, 1996, 1995 AND 1994


                                            Preferred Stock
                        -------------------------------------------------------
                               Convertible                   Cumulative
                                 Series B                     Series C                  Common Stock           Additional
                        --------------------------   --------------------------   ------------------------      Paid-In
                          Shares         Amount        Shares         Amount        Shares        Amount        Capital
                        -----------    -----------   -----------    -----------   -----------   -----------   -----------
Balance, August 1,
 1993                        65,141    $   130,282        64,763    $    64,763       193,349   $    12,896   $ 6,294,902

Issuance of common
 stock in connection
 with the acquisition
 of Krystal Fountain
 Water Company Ltd.
 (valued at $3.00
 per share)                                                                           155,000        10,338       454,662

Sale of common stock
 (for $3.00 per share
 net of related costs
 of $28,998)                                                                           77,328         5,158       197,828

Issuance of common
 stock in lieu of
 compensation
 (valued at $1.97
 per share)                                                                            11,000           734        20,934

Foreign currency
 translation ad-
 justment

Net (loss)
                        -----------    -----------   -----------    -----------   -----------   -----------   -----------

Balance, July 31,
 1994                        65,141        130,282        64,763         64,763       436,677        29,126     6,968,326



                                         Foreign
                                         Currency
                                        Translation
                           Deficit      Adjustment       Total
                         -----------    -----------   -----------
Balance, August 1,
 1993                   $(6,103,544)   $      --     $   399,299

Issuance of common
 stock in connection
 with the acquisition
 of Krystal Fountain
 Water Company Ltd.
 (valued at $3.00
 per share)                                              465,000

Sale of common stock
 (for $3.00 per share
 net of related costs
 of $28,998)                                             202,986

Issuance of common
 stock in lieu of
 compensation
 (valued at $1.97
 per share)                                               21,668

Foreign currency
 translation ad-
 justment                                    8,051         8,051

Net (loss)                 (494,698)          --        (494,698)
                        -----------    -----------   -----------

Balance, July 31,
 1994                    (6,598,242)         8,051       602,306


                                                                     (Continued)
                 See notes to consolidated financial statements.

                               NMC CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
              YEARS ENDED JULY 31, 1996, 1995 AND 1994 (Continued)

                                            Preferred Stock
                        -------------------------------------------------------
                               Convertible                   Cumulative
                                 Series B                     Series C                  Common Stock           Additional
                        -------------------------    --------------------------  -------------------------      Paid-In
                          Shares         Amount        Shares         Amount        Shares        Amount        Capital
                        -----------    -----------   -----------    -----------   -----------   -----------   -----------
Issuance of common
 stock in lieu of
 compensation (valued
 at $.833 per share)                                                                  500,000        33,350       383,317

Foreign currency
 translation ad-
 justment

Net (loss)
                        -----------    -----------   -----------    -----------   -----------   -----------   -----------

Balance, July 31,
 1995                        65,141        130,282        64,763         64,763       936,677        62,476     7,351,643

Issuance of common
 stock in lieu of
 compensation (valued
 at $.25 per share)                                                                    50,000         3,335         2,915

Issuance of warrants
 in lieu of interest
 (valued at $.25 per
 share)                                                                                                            13,552

Foreign currency
 translation adjustment

Net (loss)
                        -----------    -----------   -----------    -----------   -----------   -----------   -----------

Balance, July 31,
 1996                        65,141    $   130,282        64,763    $    64,763       986,677   $    65,811   $ 7,368,110
                        ===========    ===========   ===========    ===========   ===========   ===========   ===========


                                         Foreign
                                         Currency
                                        Translation
                           Deficit      Adjustment       Total
                         -----------    -----------   -----------
Issuance of common
 stock in lieu of
 compensation (valued
 at $.833 per share)                                     416,667

Foreign currency
 translation ad-
 justment                                   15,556        15,556

Net (loss)                 (431,317)                    (431,317)
                        -----------    -----------   -----------

Balance, July 31,
 1995                    (7,029,559)        23,607       603,212

Issuance of common
 stock in lieu of
 compensation (valued
 at $.25 per share)                                        6,250

Issuance of warrants
 in lieu of interest
 (valued at $.25 per
 share)                                                   13,552

Foreign currency
 translation adjustment                    (13,554)      (13,554)

Net (loss)                 (763,335)                    (763,335)
                        -----------    -----------   -----------

Balance, July 31,
 1996                   $(7,792,894)   $    10,053   $  (153,875)
                        ===========    ===========   ===========


                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended
                                                            -----------------------------------
                                                                          July 31,
                                                            -----------------------------------
                                                               1996         1995         1994
                                                            ---------    ---------    ---------
Cash flows from operating activities:
  Net (loss)                                                $(763,335)   $(431,317)   $(494,698)
  Adjustments to reconcile net (loss) to net cash
   provided from operating activities:
    Depreciation and amortization                             285,511      100,522       75,008
    Reserve for bad debts                                       9,000         --           --
    Minority interest in (loss) of consolidated
     subsidiary                                               (94,368)        --           --
    Gain on sale of equipment                                  (9,645)        --           --
    Unpaid executive compensation                             150,000      150,000      150,000
    Other non-cash items                                       19,802         --           --
      Changes in operating assets and liabilities
       net of effects from acquisition of Krystal
       Fountain Water Company Limited and Water Expres        (53,861)      96,787        1,764
                                                            ---------    ---------    ---------
         Net Cash (Used in) Operating Activities             (456,896)     (84,008)    (267,926)
                                                            ---------    ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of equipment                              16,173         --           --
  Purchase of property, plant and equipment                  (131,515)     (51,750)     (38,042)
  Prepayments on acquisitions                                    --       (164,974)        --
                                                            ---------    ---------    ---------
         Net Cash (Used in) Investing Activities             (115,342)    (216,724)     (38,042)
                                                            ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from borrowings                                    804,711      823,567      245,926
  Proceeds from minority shareholder                           77,150         --           --
  Repayments of borrowings                                   (294,520)    (525,259)    (143,523)
  Proceeds from sale of common stock                             --           --        202,986
                                                            ---------    ---------    ---------
         Net Cash Provided by Financing Activities            587,341      298,308      305,389
                                                            ---------    ---------    ---------

Foreign currency translation adjustment                       (13,554)      15,556         --
                                                            ---------    ---------    ---------
Net Increase (Decrease) in Cash                                 1,549       13,132         (579)
Cash - beginning of year                                       14,043          911        1,490
                                                            ---------    ---------    ---------

Cash - end of year                                          $  15,592    $  14,043    $     911
                                                            =========    =========    =========

                                                                     (Continued)

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                        Years Ended
                                                            -----------------------------------
                                                                          July 31,
                                                            -----------------------------------
                                                               1996         1995         1994
                                                            ---------    ---------    ---------
Changes in operating assets and liabilities net of
 effects from purchase of Krystal Fountain Water
 Company Limited and Water Express consist of:
   (Increase) in accounts receivable                        $(206,855)   $ (51,033)   $ (23,463)
   (Increase) decrease in inventories                          (4,433)      12,664        3,643
   (Increase) in prepaid expenses and sundry receivables      (90,683)     (23,086)      (1,313)
   (Increase) in deferred acquisition costs                  (106,570)        --           --
   Decrease in other assets                                      --         13,540         --
   Increase in accounts payable                               149,178       72,356       16,560
   Increase in accrued expenses                               113,889       47,640       15,586
   Increase in income taxes payable                             4,940           49        2,137
   Increase (decrease) in deferred revenue                     73,642       24,657      (11,386)
   Increase in customer deposits                               13,031         --           --
                                                            ---------    ---------    ---------
                                                            $ (53,861)   $  96,787    $   1,764
                                                            =========    =========    =========
Supplementary information:
   Cash paid during the year for:
      Interest                                              $ 128,998    $   7,754    $   1,567
                                                            =========    =========    =========
      Income taxes                                          $   2,568    $   2,981    $   2,372
                                                            =========    =========    =========
Supplementary information of non-cash
 investing and financing activities:
   During 1995, Krystal Fountain Water Company
     Limited purchased the net assets of Water Express.
   During 1993, the Company's purchased the outstanding
     common stock of Krystal Fountain Water Company
     Limited. In conjunction with these acquisitions:
       Fair value of assets acquired                        $1,260,110   $    --      $ 270,000
                                                            ==========   =====        =========
       Liabilities assumed                                  $  360,399   $    --      $ 158,744
                                                            ==========   =====        =========
   Common stock issued in consideration of compensation     $    6,250   $ 250,000    $    --
                                                            ==========   =========    =========
   Common stock issued in consideration of consulting
     services                                               $     --     $ 166,667    $    --
                                                            ==========   =========    =========
   Common stock issued in lieu of payment of interest       $   13,552   $    --      $    --
                                                            ==========   =========    =========



                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

          NMC Corp. (the "Company" or "NMC"), through its fifty (50%) percent owned subsidiary Krystal Fountain Water Company Limited ("Krystal"), rents water dispensers and sells bottled water, cups and ancillary items to businesses in the London, England market.

     Recent Developments
     -------------------

          On October 4, 1996, the Company agreed in principle, subject to a definitive executed agreement, to acquire Select Acquisitions Inc. ("Select"), the holding company for All American Recreation, Inc., which intends to develop and manage golf courses, skating rinks and community related housing. Select also intends to operate two recycling plastic facilities in North Carolina. Should the proposed merger take place, the Company will need substantial funds to finance its operations. As of the date hereof, the Company has no letter of intent for a proposed public equity financing or any document setting forth the terms of any financing. No assurance can be given that an equity financing will ever be consummated.

     Basis of Presentation
     ---------------------

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

          The Company has experienced recurring losses and negative cash flows from operations through July 31, 1996. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to July 31, 1996.

          The Company's only operations relate to Krystal which is the Company's only source of cash flow. Management estimates that this cash flow should be sufficient to support Krystal's operations during the next twelve (12) months. Additional funds will be required to pay for the cost of NMC's operations, which approximates $300,000 annually.

          On November 1, 1995, Krystal acquired substantially all of the net assets of Water Express ("Water Express"), a company located in London, England engaged in the sale of bottled water. The Company believes the cash flows from the Water Express acquisition will be sufficient to fund its operations in the future. Should NMC use any funds from Krystal to fund NMC's operations, the Company's fifty (50%) percent equity partner must approve such a distribution and is entitled to an equal distribution.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and positive cash flows from the Company's recent acquisitions. Management is actively seeking additional capital to ensure the continuation of its operations. However, there is no assurance that additional capital will be obtained. In addition, the Company has an outstanding line-of-credit in the amount of $364,000 which is due no later than March 31, 1997, and has borrowed $200,000 from an unaffiliated third party during March, 1995 which is due no later than July 31, 1997. Both loans are secured by the fifty (50%) percent interest of Krystal owned by the Company. If the loans are not repaid, the Company could lose its only revenue generating operation. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

          The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Principles of Consolidation
     ---------------------------

          The consolidated financial statements include the accounts of the Company and its 50% owned subsidiary. All significant intercompany transactions and balances have been eliminated.

     Use of Estimates
     ----------------

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Credit Risk
     ----------------------------

          Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of accounts receivable. The Company grants credit primarily to businesses based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and maintains allowances for anticipated losses.

     Foreign Currency Translation
     ----------------------------

          The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average rate during the period. The gains or losses resulting from such translation are included in stockholders' equity.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          Gains or losses resulting from foreign currency transactions are included in the statement of operations.

     Inventories
     -----------

          Inventories, consisting primarily of bottled mineral water, are valued at the lower of cost (first-in, first-out) or market.

     Deferred Acquisition Costs
     --------------------------

          Costs incurred in connection with proposed acquisitions, are deferred until the acquisitions have been consummated and will be included as part of the purchase price of the acquisitions.


     Depreciation
     ------------

          Fixed assets are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line and declining-balance methods over the estimated useful lives of the assets.

     Minority Interest
     -----------------

          Minority interest represents the minority stockholders' proportionate share of the equity of Krystal. At July 31, 1996, the Company owned fifty (50%) percent of the capital stock of Krystal.

     Common Stock
     ------------

          The Board of Directors authorized a 1-10 reverse stock split effective as of April 17, 1995. All share and per share data for prior periods presented have been restated to reflect the reverse stock split.

     Long-Lived Assets
     -----------------

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition and results of operations from the adoption of this statement to be material.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently Issued Accounting Standard
     -----------------------------------

          In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. However, the Company does not believe that adoption of SFAS No. 123 will have a significant effect on its results of operations.

     Deferred Revenue
     ----------------

          Assets leased under operating leases to customers are included in fixed assets and are depreciated over their useful lives. Rental income from operating leases is included in the statement of operations on a straight-line basis over the term of the lease. Amounts not earned are reflected in deferred revenue.

     Unamortized Excess of Cost Over Fair Value of Assets Acquired
     -------------------------------------------------------------

          The excess of cost over fair value of assets acquired is being amortized on a straight-line basis principally over twenty (20) years. Amortization was approximately $51,000 and $47,000 for the years ended July 31, 1996 and 1995, respectively.

     Fair Value of Financial Instruments
     -----------------------------------

          For financial instruments including cash, short-term debt, accounts payable, accrual expenses, capital lease obligations, and amounts due to officer it was assumed that the carrying values approximated fair value because of their short-term maturities. It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

     (Loss) Per Common Share
     -----------------------

          (Loss) per common share is computed using the weighted average number of common shares outstanding during the year. The convertible preferred stock and exercise of warrants are not considered common share equivalents for the purposes of the computation of earnings per share because their effect is antidilutive.

     Reclassification
     ----------------

          Certain reclassifications have been made to prior year balances to conform with the current year's presentation.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACQUISITIONS

     a. On October 31, 1993, the Company acquired all of the issued and outstanding common stock of Krystal in exchange for the issuance of 155,000 shares of the Company's common stock and approximately $540,000 in cash. The total purchase price approximated $1,047,000. Family members of Marvin
     E. Greenfield ("Mr. Greenfield"), who is the President, Chief Executive Officer, Treasurer and a Director of the Company, controlled certain corporations which owned twenty-three (23%) percent of Krystal prior to the acquisition.

          The acquisition has been accounted for as a purchase and the cost of the acquisition has been allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. The fair value of the assets acquired was $270,000 and the liabilities assumed totalled $158,000 resulting in goodwill of approximately $935,000. At each balance sheet date, the Company evaluates the realizability of goodwill based upon the present market value of the contracts acquired and expectations of non-discounted cash flows of these contracts. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at July 31, 1996.

     b. On November 1, 1995, Krystal acquired substantially all the net assets of Water Express, a water distribution company in the United Kingdom in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $379,000 in cash, and a promissory note of approximately $125,000. The total purchase price approximated $1,085,000. As of this date, the Company's ownership equity in Krystal has been reduced to fifty (50%) percent. The non-NMC interest represents the minority stockholder's proportionate share of the equity of Krystal.

          The acquisition has been accounted for using the purchase method of accounting, and, accordingly the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired was $1,260,000 and the liabilities assumed totalled $360,000 resulting in goodwill of approximately $185,000, which will be amortized principally over twenty
     (20) years. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

          Proforma unaudited operating information for the years ended July 31, 1995 and 1994 of NMC, Krystal and Water Express assuming the business combinations had occurred at the beginning of the respective year in which Krystal and Water Express were acquired as well as at the beginning of the immediate preceding year is as follows:

                                                          July 31,
                                                 --------------------------
                                                    1996            1995
                                                 ----------      ----------

     Net sales                                   $1,661,505      $1,216,508

     Net (loss)                                    (726,874)       (285,472)

     Net (loss) per share                        $     (.75)     $     (.49)

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                          July 31,
                                                 --------------------------
                                                    1996            1995
                                                 ----------      ----------
     Machinery and equipment                     $1,652,225      $  251,787
     Leasehold improvements                           6,197           6,197
     Master tapes                                    20,001          20,001
                                                 ----------      ----------
                                                  1,678,423         277,985
     Less accumulated depreciation
      and amortization                              240,811         130,289
                                                 ----------      ----------

                                                 $1,437,612      $  147,696
                                                 ==========      ==========

          Depreciation expense for the years ended July 31, 1996, 1995 and 1994 was $224,913, $53,390 and $39,928, respectively.


4.   DEBT

     Short-term debt is as follows:
                                                           July 31,
                                                   ------------------------
                                                      1996          1995
                                                   ----------    ----------
     Secured note, due March 20, 1997,
      interest at 7.5% per year (1)                $  100,000    $  100,000

     Secured note, due the earlier of
      March 31, 1997 or within three (3)
      days after the closing of a secon-
      dary offering of the Company's
      securities, interest at 18% per
      year (2)                                        649,692          --

     Secured note, due the earlier of
      July 31, 1997 or within ten (10)
      days after the closing of a
      secondary offering of the Company's
      securities, interest at 10% per
      year (3)                                        200,000       200,000

     Secured note, due on demand,
      interest at 5% per year (4)                      71,593       149,672

     Unsecured note, due on demand,
      interest at 5% per year (5)                     103,541        50,000

     Unsecured note, due on demand,
      interest at 5% per year (6)                     120,416          --

     Unsecured notes, due on demand,
      interest at 5% per year                           6,131        26,652
                                                   ----------    ----------

                                                   $1,251,373    $  526,324
                                                   ==========    ==========

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   DEBT (Continued)

     Long-term debt is as follows:
                                                           July 31,
                                                   ------------------------
                                                      1996          1995
                                                   ----------    ----------
     Secured notes payable, due July, 1997
      through April, 2000, interest at 9%
      per year                                     $   96,287    $   12,094

     Less current maturities                           27,343         6,047
                                                   ----------    ----------
                                                   $   68,944    $    6,047
                                                   ==========    ==========

     The scheduled repayment of long-term debt is as follows:

     Years Ending July 31,
     ---------------------
              1997                       $ 27,343
              1998                         32,334
              1999                         16,322
              2000                         20,288
              Thereafter                     -
                                         --------
                                         $ 96,287
                                         ========

     (1) The note payable due Republic Bank is collateralized by a certificate of deposit of an affiliate of Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Greenfield.

     (2) On December 8, 1995, NMC and Krystal entered into separate loan agreements with Ballydine Investments Limited ("Ballydine") for a combined line-of-credit ("line-of-credit") of up to $750,000. The line-of-credit is guaranteed by NMC and is secured by the fifty (50%) percent of Krystal owned by the Company. Any amount that Krystal borrows is secured by an English debenture ("Security Agreement") from Krystal which encumbers all of Krystal's assets in favor of Ballydine. The lien on this collateral is superior to prior liens given to other lenders, including the affiliated entities.

          On September 30, 1996, Krystal paid Ballydine $286,000 which liquidated the liability to Ballydine from Krystal. The lien on the assets of Krystal by Ballydine was released. The monies were advanced from the shareholders of Krystal to repay the loan. The advances from the shareholders are due on demand if there is sufficient cash flow to pay the shareholders.

          The amount due Ballydine from NMC in the amount of $364,000 was extended to the earlier of March 31, 1997 or within three (3) days after the closing of a secondary offering of the Company's securities.

          As additional consideration for the line-of-credit, the Company has issued 9.9% of the outstanding, fully diluted shares of the Company, or 108,414 shares, in the form of a warrant exercisable at $.001 per share, with registration rights. Interest expense in the amount of $13,552 was charged for the year ended July 31, 1996 in connection with this warrant.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt (Continued)

     (3) The secured note to an unaffiliated third party is collateralized by all of the common stock of Krystal owned by the Company subordinated to the line-of-credit.

     (4) The secured note payable to Mrs. Greenfield is also collateralized by all of the common stock of Krystal owned by the Company. The security interest is subordinate to the line-of-credit and the third party lender.

     (5) The unsecured note is payable to Mrs. Greenfield representing advances made by Mrs. Greenfield to Krystal.

     (6) The unsecured note is payable to the fifty (50%) percent owner of Krystal in connection with the acquisition of Water Express by Krystal.

5.   INCOME TAX

          As of July 31, 1996, the Company has a net operating loss carryforward ("NOL") of approximately $3,387,000. The Company has not reflected any benefit of such NOL carryforward in accordance with the Financial Accounting Board Statement No. 109 (SFAS 109) as the realization of this deferred tax benefit is not more than likely. The United States NOL carryforward of approximately $2,716,000 expires in the years 1998 through 2011. The foreign NOL carryforward of approximately $670,000 can be used indefinitely.

     The provision for income taxes consists of the following:

                                                 Year Ended July 31,
                                         -----------------------------------
                                           1996         1995         1994
                                         ---------    ---------    ---------
     Current:
       Federal                           $    --      $    --      $    --
       Foreign                                --           --           --
       State                                 5,643        1,111        4,509
                                         ---------    ---------    ---------
                                         $   5,643    $   1,111    $   4,509
                                         =========    =========    =========

          A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                 Year Ended July 31,
                                         -----------------------------------
                                           1996         1995         1994
                                         ---------    ---------    ---------
     Tax (credit) computed
      at statutory rate                  $(257,615)   $(146,270)   $(166,664)
     Increase in taxes resulting from:
       State income taxes                    1,919          378        2,976
       Effect of unused tax losses         261,339      147,003      168,197
                                         ---------    ---------    ---------

                                         $   5,643    $   1,111    $   4,509
                                         =========    =========    =========

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Tax (Continued)


          The temporary differences between the tax bases of assets and the financial reporting amount that give rise to the deferred tax assets and their approximate tax effect are as follows:

                                           July 31,
                      --------------------------------------------------------
                                 1996                          1995
                      --------------------------    --------------------------
                      Temporary                     Temporary
                      Difference     Tax Effect     Difference     Tax Effect
                      -----------    -----------    -----------    -----------
     Net operating
      loss carry-
      forward         $ 3,387,000    $ 1,254,000    $ 2,779,000    $ 1,057,000
     Officer salary       200,000         80,000         50,000         20,000
     Valuation
      allowances       (3,587,000)    (1,334,000)    (2,829,000)    (1,077,000)
                      -----------    -----------    -----------    -----------
                      $      --      $      --      $      --      $      --
                      ===========    ===========    ===========    ===========

6.   DUE TO OFFICER

          The Company entered into an employment agreement with Mr. Greenfield, providing him with annual compensation of $150,000 per year. The compensation is to be accrued until the Company has sufficient cash flow to pay such salary. The agreement extends through July 31, 1999. As of March 31, 1995, in consideration for his forgiving the accrued compensation for services provided to the Company in the amount of $250,000 for the period August 1, 1993 to March 31, 1995, the Board of Directors approved the issuance of 300,000 shares of the Company's common stock. Executive compensation from April 1, 1995 to July 31, 1996 in the amount of $200,000 has been accrued and is included in Due to Officer on the Company's consolidated balance sheet at July 31, 1996 as there was not sufficient cash flow to pay such salary.

          On September 26, 1996, the Board of Directors approved the issuance of 200,000 options to Mr. Greenfield to purchase 200,000 shares of the common stock of the Company, at a price of $.0001 per share, in consideration for his forgiving such $200,000 of accrued compensation. The options expire September 25, 2001.

          Additionally, on September 26, 1996, the Board of Directors approved the issuance to Mr. Greenfield of 200,000 options to purchase 200,000 shares of the common stock of the Company, at a price of $1.10 per share. The options expire September 25, 2001.

7.   CAPITAL STOCK

     a)   Preferred Stock

          Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company's common stock at any time at the option of the holder and are subject to adjustment in accordance with certain antidilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   CAPITAL STOCK (Continued)

     b)   Voting Rights

          The holders of Series B and Series C preferred stock have no voting rights.

     c)   Dividend Restrictions

          No cash dividends may be declared or paid on the Company's common stock if, and as long as, Series B is still outstanding or there are dividends in arrears on outstanding shares of Series C. No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding.

     d)   Other information is summarized as follows:

                                               Convertible           Cumulative
                                                 Series B             Series C
                                                 --------             --------
          Number of common shares to
          be issued upon conversion
          of each preferred share                   10                  None

          Redemption price and in-
          voluntary liquidation value
          per preferred shares (if
          redeemed, must be in series
          order, Convertible Series
          B then Cumulative Series C)              $2.00              $10.00(1)

          (1)  Plus any dividend in arrears.

          Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value. Series C shares are stated at par value.

     e)   Common Stock

          The Board of Directors authorized a 1-10 reverse stock split effective as of April 17, 1995. The aggregate number of shares of common stock which the Company is authorized to issue remained 20,000,000, having a par value of $.06 2/3. All share and per share data have been retroactively restated to give effect to the reverse stock split.

8.   OPTIONS AND WARRANTS

     (1) During July 1992, certain investors including the daughter of Mr. Greenfield, purchased 27,000 shares of the Company's common stock and the rights to acquire 100,000 Common Stock Purchase Warrants. The warrants expired on August 1, 1996.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   OPTIONS AND WARRANTS (Continued)


     (2) On March 14, 1995, the Board of Directors approved the issuance of 200,000 shares of the Company's common stock to Arnold Poliskin as consideration in the amount of $166,667 for consulting services in connection with the proposed acquisition of certain entities in the United Kingdom. Consulting fees of $83,334 have been capitalized in connection with the acquisition of Water Express and are included in unamortized excess of cost over fair value of assets acquired and the balance of $83,333, was expensed during the year ended July 31, 1996 as a second proposed acquisition was aborted. Subsequent to the issuance of the common stock, Mr. Poliskin was elected to the Company's Board of Directors.

     (3) On March 15, 1995, the Company entered into a secured loan agreement with a third party. (See Notes 1 and 4 of Notes to Consolidated Financial Statements). In consideration for the loan, the Company issued to the lender a warrant to purchase up to 100,000 shares of the Company's common stock at $1.00 per share exercisable through March 13, 1997. No value was ascribed to these warrants.


     (4) On December 1, 1995, Paul Woolford, the Managing Director of Krystal and a Director of the Company, received 50,000 shares of the Company's common stock as part of his employment agreement. Compensation expense of $6,250 was charged to operations during the year ended July 31, 1996.

9.   OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

                                                                     Adjustments
                                United             United                and
                                States             Kingdom           Eliminations        Consolidated
                             ------------        ------------        ------------        ------------
July 31, 1996
-------------
Sales to unaffiliated
 customers                   $       --          $  1,495,846        $       --          $  1,495,846
Transfers between
 geographic areas                    --                  --                  --                  --
                             ------------        ------------        ------------        ------------
     Total Revenue           $       --          $  1,495,846        $       --          $  1,495,846
                             ============        ============        ============        ============

Operating (loss)             $   (437,838)       $   (104,555)       $       --          $   (542,393)
                             ============        ============        ============        ============
Identifiable assets
 at July 31, 1996            $  1,203,009        $  2,177,573        $    (69,540)       $  3,311,042
                             ============        ============        ============        ============

July 31, 1995
-------------
Sales to unaffiliated
 customers                   $       --          $    575,247        $       --          $    575,247
Transfers between
 geographic areas                    --                  --                  --                  --
                             ------------        ------------        ------------        ------------
     Total Revenue           $       --          $    575,247        $       --          $    575,247
                             ============        ============        ============        ============

Operating (loss)             $   (405,036)       $    (31,426)       $       --          $   (436,462)
                             ============        ============        ============        ============

Identifiable assets
 at July 31, 1995            $  1,203,614        $    418,902        $   (111,532)       $  1,510,984
                             ============        ============        ============        ============



                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES
     (Continued)

July 31, 1994
-------------
Sales to unaffiliated
 customers                   $       --          $    339,334        $       --          $    339,334
Transfers between
 geographic areas                    --                  --                  --                  --
                             ------------        ------------        ------------        ------------
     Total Revenue           $       --          $    339,334        $       --          $    339,334
                             ============        ============        ============        ============

Operating (loss)             $   (400,133)       $    (85,811)       $       --          $   (485,948)
                             ============        ============        ============        ============

Identifiable assets
 at July 31, 1994            $  1,023,579        $    284,288        $   (111,532)       $  1,200,335
                             ============        ============        ============        ============

          Operating (loss) represents total revenue less operating expenses. In computing operating (loss), none of the following items have been included: interest income or expense, other income and income taxes.

          Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.


          The Company realized exchange losses of approximately $5,078, $500 and $5,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

          The Company's foreign operations are principally in the United
     Kingdom.

10.  RELATED PARTY TRANSACTIONS

          The Company sub-leased office space to the Mast Group, Inc. ("Mast") and National BMF Corp. ("NBMF"). The Company received $6,000 in sub-lease income from Mast for the year ended July 31, 1996 and $6,000 from both Mast and NBMF for the years ended July 31, 1995 and 1994. Mr. Greenfield is the President of Mast and NBMF. The Company believes the terms of the sub-lease to Mast and NBMF were at least as favorable to the Company as rent which would have been received from unaffiliated third parties. (See Note 11 of Notes to Consolidated Financial Statements).

11.  COMMITMENTS

     Leases
     ------

          The Company's subsidiary leases coolers under agreements which are classified as capital leases. The leases have original terms ranging for varying periods but all less than twelve (12) months in duration. At the end of the lease the coolers are retained by the Company. Included in property, plant and equipment are coolers under finance leases at an original cost of $335,201, less accumulated depreciation of $4,801.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS (Continued)

          The Company and its subsidiary currently rents office and warehouse facilities under operating leases which extend through June, 1997 and 1998. The leases are subject to certain escalation clauses for real estate taxes and other operating expenses. The minimum annual rentals due under the leases are as follows:

             Year Ending                      Capital         Operating
              July 31,                        Leases           Leases
              --------                        ------           ------
               1997                         $ 403,570        $  71,780
               1998                              --             34,177
               1999                              --               --
               2000                              --               --
               Thereafter                        --               --
                                            ---------        ---------

               Total Minimum Payments         403,570        $ 177,737
                                                             =========
               Amounts representing
                 interest                      22,673
                                            ---------
               Present value of
                minimum capitalized
                leased payments               380,897

               Current portion                380,897
                                            ---------
               Long-Term Capital
                Lease Obligation            $    --
                                            =========


          Rent expense under operating leases for the year ended July 31, 1996, 1995 and 1994 was $71,780, $97,530 and $103,533, respectively. The Company sub-leases office space on a month-to-month basis. The amount of sub-lease income was $24,000 for the years ended July 31, 1996, 1995 and 1994.

     Acquisition
     -----------

          On October 4, 1996, the Company signed an agreement in principle, subject to a definitive executed agreement, to acquire Select Acquisitions, Inc., the holding company for All American Recreation, Inc., which intends to develop and manage golf courses, skating rinks and community related housing. Select also intends to operate two recycling plastic facilities in North Carolina. Under the terms of the agreement, shareholders of Select will receive approximately 5.9 million shares of the Company's common stock based on receiving 2.11 shares of the Company's common stock for each of the shares of Select stock outstanding, which approximates 2.8 million shares. The combined Company's business will be plastics recycling, recreation development, and distribution of bottled mineral water.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ------------------------

     None to be reported.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The directors and executive officers and key employees of the Company, together with their ages and a brief description of their employment history, are as follows:


Name                              Age      Position
----                              ---      --------
Marvin E. Greenfield              66       President, Chief Executive Officer
                                           Treasurer, Chief Financial Officer
                                           and Director

Judith Kardos                     35       Secretary and Director

Paul R.C. Woolford                48       Director

Arnold Poliskin                   64       Director

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board. The Board has no committees. The Company has not to date paid directors fees for service on the Board of Directors or any committee thereof.

     The following is a brief summary of the background of each executive officer and director of the Company.

     Marvin E. Greenfield. Mr. Greenfield has held his offices with the Company, and has also been a director of Krystal, since July 1, 1992. He is, and has been since 1978, president of the Mast Group, Inc. ("Mast"), a company providing management services to real estate entities with offices located in New York City, N.Y. and Miami, Florida.

     Mr. Greenfield filed a voluntary petition for personal bankruptcy pursuant to Chapter 11 of the Bankruptcy Act in the United States Bankruptcy Court for the Southern District of Florida on September 16, 1992, Docket No. 92-332126, which has been converted to a proceeding under Chapter 7 of the Bankruptcy Act. In addition, he is an officer and a stockholder of the corporate general partners of six limited partnerships under the name of Video USA Associates, Ltd. ("Video") and one limited partnership under the name of Metromall Associates, Ltd. ("Metromall") which had filed bankruptcy petitions. The Video proceeding was instituted in the United States Bankruptcy Court for the Eastern District of New York on November 16, 1992 and the property owned by the bankrupt entity has been distributed by the United States Trustee. The Metromall proceeding was instituted in the United States District for the Southern District of Florida in May 1992 and dismissed in January 1993. Subsequent to such dismissal, the property owned by this partnership was foreclosed upon by the first mortgagee.

          --------------------------------------------------

     Judith Kardos. Ms. Kardos has been the Secretary of the Company since July 1, 1992. She became a director in July 1992. She was employed by Mast from 1984 through November 1993 as an executive assistant.

     Arnold Poliskin. Mr. Poliskin became a director of the Company on March 15, 1995. Since 1990, Mr. Poliskin has acted as a financial consultant to companies seeking advice regarding acquisitions, mergers and private and public financing.

     Paul R. C. Woolford. Mr. Woolford became a director of the Company on March 6, 1995. He has been employed by Krystal since July 1992 and became Managing Director in March 1993. Since that date, Mr. Woolford has devoted his full time to Krystal's business. From August 1992 through November 1992, Mr. Woolford assisted Begbies, Chartered Accountants, in collecting the outstanding receivables of R.N.I. (UK) Ltd. ("RNI"), a telemarketing merchandising company that ceased operations. From May 1992 to August 1992 Mr. Woolford helped to organize City Road Associates, a telemarketing company located in London. From November 1990 through April 1992, Mr. Woolford was employed by RNI (Holdings) Limited, a subsidiary of RNI, as Group Administration manager with responsibility for supervising the operation of six subsidiaries. From April 1988 to November 1990, when he joined RNI, Mr. Woolford was a Coordination/Administration Manager for International Media Corporation, a company located in London, where he was responsible for marketing of, among other things, the National Geographic Centennial Video Collection and the sale of Skyview, a video system used by a number of airlines.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 1996.

Item 11.  Executive Compensation
          ----------------------

     The following table sets forth, for the fiscal years ended July 31, 1996, 1995 and 1994, the annual and long-term compensation of the Company's Chief Executive Officer and the two other most highly compensated executive officers of NMC ("Named Officers").

         ----------------------

                           Summary Compensation Table
                           --------------------------

                                 Annual Compensation                        Long-Term Compensation
                                 -------------------                  ---------------------------------
                                                                              Awards           Payouts
                                                                      ----------------------- ---------
                                                                                   Securities
                                                                       Restricted  Underlying
    Name and                                          Other Annual       Stock      Options     LTIP        All Other
Principal Position    Year     Salary($)   Bonus($)  Compensation($)  Award(s)($)   SARs(#)   Payouts($)   Compensation
------------------    ----     ---------   --------  ---------------  -----------   -------   ----------   ------------
Marvin Greenfield     1996      150,000       --           --              --          --         --            --
 President and        1995(A)
 Chief Executive       (B)(C)   150,000       --           --              --          --         --            --
 Officer              1994      150,000       --           --              --          --         --            --

Judith Kardos         1996       31,200       --           --              --          --         --            --
 Secretary            1995       31,200       --           --              --          --         --            --
                      1994       31,200       --           --              --          --         --            --

Paul Woolford         1996(D)    50,000     6,250          --              --          --         --            --
 Managing Director    1995       50,000       --           --              --          --         --            --
 of Krystal           1994       50,000       --           --              --          --         --            --

------------------------------------------------

(A) Mr. Greenfield and the Company entered into an employment agreement through July 31, 1999. The agreement provides for a base salary of $150,000 per year. Under the terms of the agreement the salary shall be accrued until such time as the Company shall have sufficient cash flow to pay the salary.

(B) In March 1995, Mr. Greenfield waived the cash compensation payable to him from August 1, 1993 through March 31, 1995, aggregating $250,000, in exchange for the issuance of 300,000 shares of the Company's common stock. The Company has accrued, but has not paid any cash compensation to Mr. Greenfield since April 1, 1995. In September 1996, the Board of Directors approved the issuance of 200,000 options to purchase 200,000 shares of the common stock of the Company, at a price of $.0001 per share in consideration for his forgiving $200,000 of accrued compensation.

(C) In September 1996, the Board of Directors approved the issuance to Mr. Greenfield of 200,000 options to purchase 200,000 shares of the common stock of the Company, at a price of $1.10 per share.

(D) In December 1995, Mr. Woolford received 50,000 shares of the Company's common stock as part of his employment agreement. Compensation of $6,250 was charged to operations.

(E) During 1996 no named Officer received perquisites (i.e., personal benefits) in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus.

(F) "All Other Compensation" only includes amounts earned or with respect to 1994, 1995 and 1996.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management
          --------------------------------

     The following table sets forth as of November 1, 1996 the beneficial ownership of voting securities of NMC by each person known to NMC to be the beneficial owner of more than 5% of any class of its voting securities as well as the beneficial ownership of equity securities of NMC by each of its directors and its directors and officers as a group. To NMC's knowledge, each person named has the sole voting and investment power with respect to the securities listed as owned by him or it.

     Only the common stock, which is also known as "Class A Common Stock", has voting rights. An owner of Series B Convertible Stock has the right to convert each share of such stock into one share of Class A Common Stock. Until such conversion, the shares of Series B Preferred Stock may not be voted. None of the classes of stock vote jointly.

                                    Number of Shares
                                    of Common Stock            Approximate
  Name and Address                   Beneficially             Percentage of
 of Beneficial Owner                  Owned (1)               Class (1) (2)
 -------------------                  ----------              -------------
Marvin E. Greenfield
 (3)(4)(5)(6)                            728,345                   52.5 %


Judith Kardos (3)                            600                     *


Arnold Poliskin (3)                      200,000                   20.3


Paul Woolford (3)                         50,000                    5.1


Ira Russack (8)                          100,000                    9.2
504 Broadway
New York, NY 10012

Ballydine Investments Ltd. (9)           108,414                    9.9
55 Mulgrave Street
Dun Laoghaire
County Dublin, Eire

Officer and directors as a group
(five persons)                           978,945                   70.6
                                         -------

--------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners
         -----------------------------------------------
         and Management (Continued)
         --------------

(1)  There were 986,677 shares of Common Stock outstanding as of November 1,
     1996.

(2) For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person with 60 days from the date hereof, upon the exercise of warrants or options or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof, have been exercised or converted.

(3) The addresses of each of these persons is c/o Company, 477 Madison Avenue, Suite 701, New York, NY 10014.

(4)  Director, President, Chief Executive Officer and Treasurer of NMC Corp.

(5) Includes 300,000 shares held by Mr. Greenfield's wife, 3,345 shares held of record by National BMF Corp. ("NBMF") and 25,000 shares held of record by Profitmargin Limited ("Profitmargin"), a company located in London, England. The outstanding common stock of NBMF is owned by Mr. Greenfield's daughter and a trust for which she is sole beneficiary. Mr. Greenfield's wife is the sole trustee of the trust. Mr. Greenfield is also the President of NBMF. The outstanding equity interest in Profitmargin is owned equally by Mr. Greenfield's wife and NBMF.

(6) Includes 200,000 shares issuable at a price $.0001 per share upon the exercise of options granted to Mr. Greenfield which are exercisable until September 25, 2001.

(7) Includes 200,000 shares issuable at a price of $1.10 per share upon the exercise of options granted to Mr. Greenfield which are exercisable until September 25, 2001.

(8) Includes 100,000 shares issuable at a price of $1.00 per share upon the exercise of warrants granted to Mr. Russack which are exercisable until March 13, 1997.

(9) Includes 108,414 shares issuable at a price of $.0001 per share upon the exercise of warrants granted to Ballydine Investments Limited which are exercisable until December 7, 2000.

*    Represents less than one percent of the Common Stock outstanding.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     a) See Note 4 of Notes to Consolidated Financial Statements for further information relating to advances made to the Company and Krystal from related parties.

     b) On March 14, 1995, the Company issued 300,000 shares of the Company's common stock to Mr. Greenfield. (See Note 6 of Notes to Consolidated Financial Statements).

     c) On March 14, 1995, the Company issued 200,000 shares of the Company's common stock to Arnold Poliskin, a Director of the Company, as consideration for acting as a consultant in connection with Water Express acquisition and the subsequently aborted acquisition. (See Note 8 of Notes to Consolidated Financial Statements).

     d) The Company sub-leased office space to the Mast Group, Inc. ("Mast") and National BMF Corp. ("NBFM"). The Company received $6,000 in sub-lease income from Mast for the year ended July 31, 1996 and $6,000 from both Mast and NBMF for the years ended July 1995 and 1994. Greenfield is the President of Mast and NBFM. The Company believes the terms of the sub-lease to Mast and NBMF were at least as favorable to the Company as rent which would have been received from unaffiliated third parties. (See Note 10 of Notes to Consolidated Financial Statements).

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial statement Schedules
          and Reports on Form 8-K                                     Page
          -----------------------                                     ----
     (a)
          1.   Financial statements filed as part of
                this report:

               Independent Auditors' Report                        F-1 - F-2

               Consolidated Balance Sheets as of
                July 31, 1996 and 1995                             F-3 - F-4

               Consolidated Statements of Operations
                for the Years Ended July 31, 1996,
                1995 and 1994                                         F-5

               Consolidated Statements of Stockholders'
                Equity for the Years Ended July 31,
                1996, 1995 and 1994                                F-6 - F-7

               Consolidated Statements of Cash Flows
                for the Years Ended July 31, 1996,
                1995 and 1994                                      F-8 - F-9

               Notes to Consolidated Financial
                Statements                                        F-10 - F-22

          2.   Financial statement schedules filed as
                part of this report:

               Schedule II: Valuation and Qualifying Accounts        S - 1

               All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.
     (b)

          3.   Exhibits filed as part of this report

Exhibit No.:
------------

3.1 Certificate of Incorporation and Bylaws of the Registrant --Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended July 31, 1981.

10.1 Employment agreement between Registrant and Maxwell Friedberg --Incorporated by reference to Exhibit C of the Company's Annual Report on Form 10-K for the year ended July 31, 1988.

10.2 Lease covering Registrant's office -- Incorporated by reference to Exhibit No. 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                 (Continued)
          ---------------------------------------

Exhibit No.:
------------

10.3 Agreement dated August 5, 1991 between NMC Corp., Maxwell Friedberg and Estate of Jesse Selter ("Estate") for the Sale of Registrant's Stock by the Estate to Maxwell Friedberg --Incorporated by reference to Exhibit No. 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1991.

10.4 Stock purchase agreement between Maxwell Friedberg and the Krystal Group dated June 11, 1992 -- Incorporated by reference to Exhibit No. 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

10.5 Stock purchase agreement dated October 15, 1993 between NMC Corp. and Krystal Fountain Water Company Limited -- Incorporated by reference to
          Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

10.6 Report of Gerald Edelman, Registered Auditor and Chartered Accountants, on the financial statements of Krystal Fountain Water Company Limited for the year ended July 31, 1995, dated September 27, 1994 -- Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

10.7 Asset Sale Agreement dated March 29, 1995 between Krystal Fountain Water Company Limited ("Purchaser") and Matthew Richard Mitchison and Catherine Mitchison ("Seller") -- Incorporated by reference to Exhibit A of the Company's Quarterly Form 10-Q for the quarterly period ended April 30, 1995.

11.1 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

22.1      Subsidiaries of the Registrant.

27.1      Financial Data Schedule.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NMC CORP.


                                   By:  /s/ Marvin E. Greenfield
                                        ------------------------
                                        Marvin E. Greenfield, President

                                 Date:  November 12, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Marvin E. Greenfield
--------------------------------
Marvin E. Greenfield, President,
 Treasurer and Director


/s/ Judith Kardos
--------------------------------
Judith Kardos, Secretary and
 Director


/s/ Paul Woolford
--------------------------------
Paul Woolford, Director


/s/ Arnold Poliskin
--------------------------------
Arnold Poliskin, Director

                            NMC CORP. AND SUBSIDIARY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


Column A               Column B    Column C    Column D   Column E     Column F
--------               --------    --------    --------   --------     --------
                                        Additions
                                        ---------
                                     (1)         (2)
                                   Charged     Charged
                      Balance at  to profit    to other                 Balance
                      Beginning    and loss    accounts   Deductions   at close
Description           of period   or income   (describe)  (describe)   of period
-----------           ---------   ---------   ----------  ----------   ---------

Year ended July 31,
 1996
 Allowance for
 doubtful accounts     $   --      $9,000       $   --      $   --       $ 9,000
                       ======      ======       ======      =======      =======


Year ended July 31,
 1995
 Allowance for
 doubtful accounts     $   --      $   --       $   --      $   --        $   --
                       ======      ======       ======      =======      =======

Year ended July 31,
 1994
 Allowance for
 doubtful accounts     $   --      $   --       $   --      $   --        $   --
                       ======      ======       ======      =======      =======