Form 10-Q
period 1996-10-31
NMC CORP
filed 1996-12-12
CIK 72170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............. to ............

          Commission file number:  0-3338

                                    NMC CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       22-1558317
-------------------------------                       -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                          477 Madison Avenue, Suite 701
                            New York, New York 10022
                     ---------------------------------------
                    (Address of principal executive offices)

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

Yes  X            No
    ----             ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At December 1, 1996 there were 1,136,677 shares of Common Stock, $.06 2/3 par value, outstanding.

                                    NMC CORP.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I -- Financial Information                                             1

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of
             October 31, 1996 (unaudited) and
             July 31, 1996                                                2-3

             Consolidated Statements of Operations
             for the Three Months Ended October 31,
             1996 and 1995 (unaudited)                                      4

             Consolidated Statements of Cash Flows
             for the Three Months Ended October 31,
             1996 and 1995 (unaudited)                                    5-6

             Notes to Consolidated Financial
             Statements (unaudited)                                      7-10

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                 11-13

Part II -- Other Information

    Item 4.  Submission of Matters to a Vote of
             Security Holders                                              14

    Item 6.  Exhibits and Reports on Form 8-K                              14

Signatures                                                                 15

PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

     The results of operations for the three month period ended October 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       October 31,     July 31,
                                                           1996          1996
                                                       -----------    ----------
                                                       (Unaudited)

Current Assets:
   Cash                                                $   24,477     $   15,592
   Accounts receivable -- less allowance
     for doubtful accounts of $19,440 and
     $9,000                                               565,486        587,696
   Inventories                                             11,199         13,468
   Prepaid expenses and sundry
     receivables                                           79,411        132,823
                                                       ----------     ----------
         Total Current Assets                             680,573        749,579
                                                       ----------     ----------
Property, plant and equipment -- net                    1,525,387      1,437,612

Unamortized excess of cost over fair
  value of assets acquired                                965,694        979,595

Deferred costs                                             22,283         18,868
                                                       ----------     ----------

         TOTAL ASSETS                                  $3,193,937     $3,185,654
                                                       ==========     ==========




                                                                     (Continued)

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                       October 31,     July 31,
                                                           1996          1996
                                                       -----------    ----------
                                                       (Unaudited)
Current Liabilities:
  Short-term borrowings                               $ 1,162,142    $1,251,373
  Current portion of long-term debt                        32,121        27,343
  Current portion of capital lease
    obligations                                           371,270       380,897
  Accounts payable                                        299,506       333,153
  Accrued expenses                                        340,836       274,811
  Customer deposits                                       119,464       105,873
  Deferred revenue                                        153,938       138,312
  Due to officer                                          237,500       200,000
  Income taxes payable                                      7,970         7,970
                                                      -----------    ----------
         Total Current Liabilities                      2,724,747     2,719,732
                                                      -----------    ----------
Long-term debt                                             61,468        68,944
Deferred revenues                                           5,312         7,392
                                                      -----------    ----------
         Total Liabilities                              2,791,527     2,796,068
                                                      -----------    ----------
Minority interest in consolidated
 subsidiary                                               586,411       543,461

Stockholders' Deficiency:
  Preferred stock, par value $1; authorized
    500,000 shares (involuntary liquidation
    value $777,912):
      Convertible Series B, at redemption
        value; issued and outstanding 65,141
        shares                                            130,282       130,282
      Cumulative Series C, par value $1,
        issued and outstanding 64,763 shares               64,763        64,763
   Common, par value $.06-2/3; authorized
     20,000,000 shares; issued and outstanding
     1,086,677 and 986,677 shares                          72,481        65,811
   Additional paid-in capital                           7,461,440     7,368,110
   Deficit                                             (7,931,908)   (7,792,894)
   Foreign currency translation adjustment                 18,941        10,053
                                                      -----------    ----------
         Total Stockholders' Deficiency                  (184,001)     (153,875)
                                                      -----------    ----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIENCY                                  $ 3,193,937    $3,185,654
                                                      ===========    ==========

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              October 31,
                                                      -------------------------
                                                         1996            1995
                                                      ---------       ---------
Revenues:
  Sales                                               $ 541,670       $ 198,964
                                                      ---------       ---------
Costs and Expenses:
  Cost of sales                                         233,793          54,026
  Selling, general and administrative expenses          392,432         199,440
  Interest expense                                       42,991           9,599
                                                      ---------       ---------
                                                        669,216         263,065
                                                      ---------       ---------
(Loss) before income tax provision                     (127,546)        (64,101)
Minority interest in net income of
 consolidated subsidiary                                 11,468            --
                                                      ---------       ---------
(Loss) before income tax provision                     (139,014)        (64,101)
Income tax provision                                       --              --
                                                      ---------       ---------
Net (loss)                                            $(139,014)      $ (64,101)
                                                      =========       =========
(Loss) per common share                               $    (.14)      $    (.07)
                                                      =========       =========
Weighted average number of common
 shares outstanding                                     987,764         936,677
                                                      =========       =========




                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                              October 31,
                                                       ------------------------
                                                          1996           1995
                                                       ---------      ---------
Cash flows from operating activities:
  Net (loss)                                           $(139,014)     $ (64,101)
  Adjustments to reconcile net (loss) to
   net cash from operating activities:
    Depreciation and amortization                        106,110         25,325
    Reserve for bad debts                                 10,440           --
    Minority interest in income of
      consolidated subsidiary                             11,468           --
    Unpaid executive compensation                         37,500           --
    Changes in operating assets and
      liabilities                                        135,566        (78,291)
                                                       ---------      ---------
         Net Cash Provided by (used in)
           Operating Activities                          162,070       (117,067)
                                                       ---------      ---------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                           (158,422)       (17,110)
                                                       ---------      ---------
Cash flows from financing activities:
  Proceeds from borrowings                               317,500        155,000
  Repayments of borrowings                              (321,151)        (7,162)
                                                       ---------      ---------
         Net Cash (Used in) provided by
           Financing Activities                           (3,651)       147,838
                                                       ---------      ---------
Foreign currency translation adjustment                   12,015        (11,225)
                                                       ---------      ---------
Net increase in cash and cash
 equivalents                                               8,885          2,436
Cash and Cash Equivalents -- beginning
 of period                                                15,592         14,043
                                                       ---------      ---------
Cash and Cash Equivalents -- end of
 period                                                $  24,477      $  16,479
                                                       =========      =========

                                                                     (Continued)

                 See notes to consolidated financial statements

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                          Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                          1996           1995
                                                       ---------      ---------
Changes in operating assets and liabilities:
  Decrease in accounts receivable                      $  11,770      $  14,563
  (Increase) decrease in inventories                       2,269         (6,298)
  Decrease in prepaid expenses and sundry
    receceivables                                         53,412         30,545
  (Increase) in deferred costs                            (3,415)      (153,695)
  Increase (decrease) in accounts payable                (33,647)        10,901
  Increase in accrued expenses                            78,040         14,122
  (Decrease) in income taxes payable                        --             (810)
  Increase in deferred revenue                            13,546         12,381
  Increase in customer deposits                           13,591           --
                                                       ---------      ---------
                                                       $ 135,566      $ (78,291)
                                                       =========      =========
Supplemental Information:
  Cash paid during the year for:
       Interest                                        $  16,626      $     347
                                                       =========      =========
       Income taxes                                    $    --        $    --
                                                       =========      =========
Supplementary information of non-cash
investing and financing activities:
  Conversion of convertible debt to common stock       $ 100,000
                                                       =========

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of October 31, 1996, the consolidated statement of operations for the three months ended October 31, 1996 and 1995, and the consolidated statement of cash flows for the periods then ended have been prepared by NMC Corp. and Subsidiary ("The Company" or "NMC") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the October 31, 1995 financial statements have been reclassified to conform to October 31, 1996 classifications. The information for July 31, 1996 was derived from audited financial statements.

2. The Board of Directors authorized a 1-10 reverse stock split effective as of April 17, 1995. All share and per share data for prior periods presented have been restated to reflect the reverse stock split.

3. On October 4, 1996, the Company signed an agreement in principle, subject to a definitive executed agreement, to acquire Select Acquisitions, Inc. ("Select"), the holding company for All American Recreation, Inc., which intends to develop and manage golf courses, skating rinks and community related housing. Select also intends to operate two recycling plastic facilities in North Carolina. Under the terms of the agreement, shareholders of Select will receive approximately 5.9 million shares of the Company's common stock based on receiving 2.11 shares of the Company's common stock for each of the shares of Select stock outstanding, which approximates 2.8 million shares. The combined Company's business will be plastics recycling, recreation development, and distribution of bottled mineral water.

4. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses and negative cash flows from operations through October 31, 1996. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to October 31, 1996.

     The Company's only operations relate to Krystal which is the Company's only source of cash flow. Management estimates that this cash flow should be sufficient to support Krystal's operations during the next twelve (12) months. Additional funds will be required to pay for the cost of NMC's operations, which will approximate $300,000 annually.

     On November 1, 1995, Krystal acquired substantially all the net assets of Water Express ("Water Express"), a company located in London, England engaged in the sale of bottled water. The Company believes the cash flows from the Water Express acquisition will be sufficient to fund its operations in the future. Should NMC use any funds from Krystal to fund NMC's operations, the Company's fifty (50%) percent equity partner must approve such a distribution and is entitled to an equal distribution.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and positive cash flows from the Company's recent acquisitions. Management is actively seeking additional capital to ensure the continuation of its operations. However, there is no assurance that additional capital will be obtained. In addition, the Company has an outstanding line-of-credit in the amount of $528,000 which is due no later than March 31, 1997, and has borrowed $200,000 from an unaffiliated third party during March, 1995, of which $100,000 was converted to common stock upon the exercise of a warrant to purchase common stock of NMC Corp. on October 31, 1996, and the balance is due no later than July 31, 1997. Both loans are secured by the fifty (50%) percent interest of Krystal owned by the Company. If the loans are not repaid, the Company could lose its only revenue generating operation. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

5. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. However, the Company does not believe that adoption of SFAS No. 123 will have a significant effect on its results of operations.

6. (Loss) per common share is computed using the weighted average number of common shares outstanding during the year. The convertible preferred stock and exercise of warrants are not considered common share equivalents for purposes of the computation of earnings per share because their effect is antidilutive.

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

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Proforma unaudited operating information for the three months ended October 31, 1995 of NMC, Krystal and Water Express assuming the business combinations had occurred at the beginning of the respective year in which Krystal and Water Express were acquired is as follows:

                                                      Three Months Ended
                                                         October 31,
                                                             1995
                                                      ------------------
Net sales                                                  $364,623

Net (loss)                                                  (24,715)

Net (loss) per share                                           (.03)


8.  Property, plant and equipment consists of the following:

                                                       October 31,   July 31,
                                                          1996         1996
                                                       ----------   ----------
Machinery and equipment                                $1,845,048   $1,652,225
Leasehold improvements                                      6,197        6,197
Master tapes                                               20,001       20,001
                                                       ----------   ----------
                                                        1,871,246    1,678,423

Less accumulated depreciation and amortization            345,859      240,811
                                                       ----------   ----------
Net Property, Plant and Equipment                      $1,525,387   $1,437,612
                                                       ==========   ==========

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. Short-term debt consists of the following:
                                                        October 31,   July 31,
                                                           1996         1996
                                                        ----------   ----------
Secured note, due March 20, 1997
 interest at 7.5% per year (1)                          $  100,000   $  100,000

Secured note, due the earlier of
 March 31, 1997 or within three (3)
 days after the closing of a secondary
 offering of the Company's
 securities, interest at 18% per
 year (2)                                                  528,000      649,692

Secured note, due the earlier of
 July 31, 1997 or within ten (10) days
 after the closing of a secondary
 offering of the Company's securities,
 interest at 10% per year (3)                              100,000      200,000

Secured note, due on demand, interest
 at 5% per year (4)                                         76,593       71,593

Unsecured note, due on demand,
 interest at 5% per year (5)                               108,651      103,541

Unsecured note, due on demand, interest
 at 5% per year (6)                                        243,418      120,416

Unsecured notes, due on demand,
 interest at 5% per year                                     5,480        6,131
                                                        ----------   ----------
                                                        $1,162,142   $1,251,373
                                                        ==========   ==========
Long-term debt is as follows:
                                                        October 31,   July 31,
                                                           1996         1996
                                                        ----------   ----------
Secured notes payable, due July, 1997
 through April, 2000, interest at 9%
 per year                                               $   93,589   $   96,287
Less current maturities                                     32,121       27,343
                                                        ----------   ----------
                                                        $   61,468   $   68,944
                                                        ==========   ==========

The scheduled repayment of long-term debt is as follows:

Years Ending July 31,
---------------------
     1997                                               $27,343
     1998                                                32,334
     1999                                                16,322
     2000                                                20,288
     Thereafter                                            --
                                                        -------
                                                        $96,287
                                                        =======

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The note payable due Republic Bank is collateralized by a certificate of deposit of an affiliate of Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Mr. Greenfield"), the Company's President and Chief Executive Officer.

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

    The amount due Ballydine from NMC in the amount of $528,000 was extended to the earlier of March 31, 1997 or within three (3) days after the closing of a secondary offering of the Company's securities.

    As additional consideration for the line-of-credit, the Company has issued 9.9% of the outstanding, fully diluted shares of the Company, or 108,414 shares, in the form of a warrant exercisable at $.001 per share, with registration rights.

(3) The secured note to an affiliated third party is collateralized by all of the common stock of Krystal owned by the Company subordinated to the line-of-credit.

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

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10. On November 21, 1996, NMC entered into an agreement with Matthew Mitchison, NMC's fifty (50%) percent equity partner in Krystal. The agreement grants NMC the right to acquire the shares of Krystal owned by Mitchison no later than March 31, 1997 for a purchase price of approximately $1,600,000. Included as part of the agreement is a release of any claims between the parties.

     NMC has also granted the same option to Mitchison for the purchase of the shares of Krystal owned by NMC.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 VS. THREE MONTHS ENDED OCTOBER 31, 1995

     The Company currently operates its business through Krystal. On November 1, 1995, Krystal acquired substantially all the net assets of Water Express. The operating results of Water Express have been included in the consolidated statement of operations from the date of acquisition.

     Revenues from sales increased 172.3% to $541,670 during the three months ended October 31, 1996 from $198,964 for the three months ended October 31, 1995. The increase is primarily due to the inclusion of Water Express in the settlement of operations, an increase in the number of customers and more demand for the Company's product.

     Cost of sales increased 332.7% to $233,793 during the three months ended October 31, 1996 from $54,026 for the three months ended October 31, 1995 due to the reasons explained above.

     Selling, general and administrative expenses increased 96.8% to $392,432 for the three months ended October 31, 1996 from $199,440 for the three months ended October 31, 1995. The increase is primarily due to a the inclusion of Water Express in the statement of operations, an expansion of the Company's marketing program, increase in officers compensation and increases in depreciation of equipment and amortization of goodwill in connection with the Water Express acquisition.

     Interest expense increased to $42,991 for the three months ended October 31, 1996 from $9,599 for the three months ended October 31, 1995. The increase is attributable to the increase in debt incurred by the Company in the three months ended October 31, 1996 as discussed below in "Liquidity and Capital Resources".

     The net loss increased 116.9% to $139,014 for the three months ended October 31, 1996 from $64,101 for the three months ended October 31, 1995. The Company attributes the increase primarily to the increase in interest expense and the increase in officers compensation. The improved operations of Krystal have not been able to offset the overhead of the Company at its corporate offices.

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

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     Krystal acquired substantially all the net assets of Water Express in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $379,000 in cash, and a promissory note of approximately $125,000. As of this date, the Company's ownership equity in Krystal has been reduced to fifty (50%) percent.

     On November 21, 1996, NMC entered into an agreement with Matthew Mitchison, NMC's fifty (50%) percent equity partner in Krystal. The agreement grants NMC the right to acquire the shares of Krystal owned by Mitchison no later than March 31, 1997 for a purchase price of approximately $1,600,000. Included as part of the agreement is a release of any claim between the two parties. The Company will attempt to finance the acquisition through various financing sources. No agreement or letter of intent has been consummated between the Company and any financing sources and there is no assurance they ever will. NMC has also granted the same option to Mitchison for the purchase of the shares of Krystal owned by NMC.

     On October 4, 1996, the Company signed an agreement in principle, subject to a definitive executed agreement, to acquire Select Acquisitions, Inc. ("Select"), the holding company for All American Recreation, Inc. which intends to develop and manage golf courses, skating rinks and community related housing. Select also intends to operate two recycling plastic facilities in North Carolina. Under the terms of the agreement, shareholders of Select will receive approximately 5.9 shares of the Company's common stock for each of the shares of Select stock outstanding, which approximates 2.8 million shares. The combined Company's business will be plastics recycling, recreation development and distribution of bottled mineral water. Should the proposed merger take place, the Company will need substantial funds to finance its operations. As of the date hereof, the Company has no letter of intent for a proposed public equity financing or any document setting forth the terms of any financing. No assurance can be given that an equity financing will ever be consummated.

     On December 8, 1995 NMC and Krystal entered into separate loan agreements with Ballydine Investments Limited ("Ballydine") for a line-of-credit ("line-of-credit") of up to $750,000. The line-of-credit is guaranteed by NMC and is secured by the fifty (50%) percent of Krystal owned by the Company. Any amount that Krystal borrows is secured by an English debenture ("Security Agreement") from Krystal which encumber all of Krystal's assets in favor of Ballydine. The lien on this collateral is superior to prior liens given to other lenders, including affiliated entities.

     On September 30, 1996, Krystal paid Ballydine $286,000 which liquidated the liability to Ballydine from Krystal. The lien on the assets of Krystal by Ballydine was released. The monies were advanced from the shareholders of Krystal to repay the loan. The advances from the shareholders are due on demand if there is sufficient cash flows to pay the shareholders.

    The amount due Ballydine from NMC in the amount of $528,000 was extended to the earlier of March 31, 1997 or within three (3) days after the closing of a secondary offering of the Company's securities. As additional consideration for the line-of-credit, the Company has issued 9.9% of the outstanding fully diluted shares of the Company, or 108,414 shares, in the form of a warrant exercisable at $.001 per share, with registration rights.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and positive cash flows from the Company's recent acquisition. Management is actively seeking additional capital to ensure the continuation of its operations. However, there is no assurance that additional capital will be obtained. In addition, the Company has an outstanding line-of-credit in the amount of $528,000 which is due no later than March 31, 1997, and has borrowed $200,000 from an unaffiliated third party during March, 1995, of which $100,000 was converted into common stock upon the exercise of a warrant to purchase common stock of NMC Corp. on October 31, 1996, and the balance is due no later than July 31, 1997. Both loans are secured by the fifty (50%) percent interest of Krystal owned by the Company. If the loans are not repaid, the Company could lose its only revenue generating operation. Management estimates the cash flow from Krystal's operations will also be sufficient to support the corporate overhead of NMC during the next twelve (12) months. The cash flow from Krystal's operations are based on projections prepared internally by the management of Krystal. No assurance can be given that these projections will be realized. Should NMC use any funds from Krystal to fund NMC's operations, the Company's fifty (50%) percent equity partner must approve such a distribution and is entitled to an equal distribution.

PART II -- OTHER INFORMATION

         Item 1.     Legal Proceedings

                          See Item 3 of the Company's Form 10-K for the year
                     ended July 31, 1996.

         Item 6.     Exhibits and Reports on Form 8-K

                     (a)  Exhibits:  Exhibit 27.1 Financial Data Schedule.

                     (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended October 31, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                         NMC CORP.
                                           ------------------------------------
                                                       (Registrant)

Date: December 12, 1996                 By: /s/ MARVIN GREENFIELD
                                            ------------------------------------
                                                Marvin Greenfield,
                                                President and Treasurer
                                                Duly Authorized Officer of the
                                                Registrant (Principal Financial
                                                Officer)