Form 10-Q
period 1997-01-31
NMC CORP
filed 1997-03-21
CIK 72170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

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

Yes  |X|           No  |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At March 1, 1997 there were 1,136,677 shares of Common Stock, $.06 2/3 par value, outstanding.

                                    NMC CORP.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information                                             1

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of
                  January 31, 1997 (unaudited) and
                  July 31, 1996                                           2 - 3

                  Consolidated Statements of Operations
                  for the Six Months and Three Months Ended
                  January 31, 1997 and 1996 (unaudited)                    4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended January 31,
                  1997 and 1996 (unaudited)                               5 - 6

                  Notes to Consolidated Financial
                  Statements (unaudited)                                  7 - 10

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             11 - 12

Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K                          13

Signatures                                                                  14

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

      The results of operations for the six month period ended January 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    January 31,        July 31,
                                                       1997              1996
                                                    -----------      -----------
                                                    (Unaudited)
Current Assets:
   Cash                                             $    11,457      $    15,592
   Accounts receivable - less allowance
   for doubtful accounts of $9,000                      484,929          587,696
   Inventories                                           74,523           13,468
   Prepaid expenses and sundry
    receivables                                          45,416          132,823
                                                    -----------      -----------
      Total Current Assets                              616,325          749,579
                                                    -----------      -----------
Property, plant and equipment - net                   1,446,693        1,437,612

Unamortized excess of cost over fair
 value of assets acquired                               961,901          979,595

Deferred costs                                          113,458           18,868
                                                    -----------      -----------
      TOTAL ASSETS                                  $ 3,138,377      $ 3,185,654
                                                    ===========      ===========

                                                                     (Continued)

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    January 31,       July 31,
                                                       1997             1996
                                                    -----------     -----------
                                                    (Unaudited)
Current Liabilities:
   Short-term borrowings                            $ 1,310,487     $ 1,251,373
   Current portion of long-term debt                     30,835          27,343
   Current portion of capital lease
    obligations                                         317,354         380,897
   Accounts payable                                     257,117         333,153
   Accrued expenses                                     395,747         274,811
   Customer deposits                                    120,142         105,873
   Deferred revenue                                     125,231         138,312
   Due to officer                                       275,000         200,000
   Income taxes payable                                   7,970           7,970
                                                    -----------     -----------
      Total Current Liabilities                       2,839,883       2,719,732
                                                    -----------     -----------
Long-term debt                                           55,217          68,944
Deferred revenues                                         5,301           7,392
                                                    -----------     -----------
      Total Liabilities                               2,900,401       2,796,068
                                                    -----------     -----------
Minority interest in consolidated
 subsidiary                                             559,634         543,461

Stockholders' Deficiency:
  Preferred stock, par value $1; authorized
     500,000 shares (involuntary liquidation
     value $777,912):
       Convertible Series B, at redemption
        value; issued and outstanding 65,141
        shares                                          130,282         130,282
       Cumulative Series C, par value $1,
        issued and outstanding 64,763 shares             64,763          64,763
   Common, par value $.06-2/3; authorized
    20,000,000 shares; issued and outstanding
    1,136,677 and 986,677 shares                         75,816          65,811
   Additional paid-in capital                         7,508,105       7,368,110
   Deficit                                           (8,114,466)     (7,792,894)
   Foreign currency translation adjustment               13,842          10,053
                                                    -----------     -----------
      Total Stockholders' Deficiency                   (321,658)       (153,875)
                                                    -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIENCY                                   $ 3,138,377     $ 3,185,654
                                                    ===========     ===========

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Six Months Ended             Three Months Ended
                                 January 31,                  January 31,
                          -------------------------   -------------------------
                              1997          1996          1997          1996
                          -----------   -----------   -----------   -----------
Revenues:
  Sales                   $ 1,052,486   $   513,345   $   510,816   $   314,381
                          -----------   -----------   -----------   -----------
Costs and Expenses:
  Cost of sales               198,909       105,037       103,652        51,011
  Selling, general and
   administrative
    expenses                1,098,419       548,583       567,451       349,143
   Interest expense            85,918        70,314        42,927        60,715
   Other (income)                --         (10,017)         --         (10,017)
                          -----------   -----------   -----------   -----------
                            1,383,246       713,917       714,030       450,852
                          -----------   -----------   -----------   -----------
(Loss) before income
 tax provision               (330,760)     (200,572)     (203,214)     (136,471)

Minority interest in
 net (loss) of
 consolidated subsidiary      (13,863)         --         (25,331)         --
                          -----------   -----------   -----------   -----------
(Loss) before income
 tax provision               (316,897)     (200,572)     (177,883)     (136,471)

Income tax provision             --            --            --            --
                          -----------   -----------   -----------   -----------
Net (loss)                $  (316,897)  $  (200,572)  $  (177,883)  $  (136,471)
                          ===========   ===========   ===========   ===========
(Loss) per common share         $(.30)        $(.21)        $(.16)        $(.15)
                                =====         =====         =====         =====
Weighted average number
 of common shares
 outstanding                1,062,220       936,677     1,126,351       936,677
                          ===========   ===========   ===========   ===========

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                              January 31,
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
Cash flows from operating activities:
 Net (loss)                                            $(316,897)     $(200,572)
 Adjustments to reconcile net (loss) to
   net cash from operating activities:
   Depreciation and amortization                         202,083         93,741
   (Gain) loss on sale of equipment                        9,459        (10,017)
   Minority interest in loss of con-
    solidated subsidiary                                 (13,863)          --
   Unpaid executive compensation                          75,000           --
   Changes in operating assets and
    liabilities net of effect from
    purchase of Water Express                             78,526        (72,060)
                                                       ---------      ---------
        Net Cash Provided by (Used in)
         Operating Activities                             34,308       (188,908)
                                                       ---------      ---------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                           (140,719)       (67,473)
                                                       ---------      ---------

Cash flows from financing activities:
   Proceeds from borrowings                              499,443        575,703
   Repayments of borrowings                             (437,094)      (279,616)
   Proceeds from sale of equipment                        36,138         16,382
                                                       ---------      ---------
       Net Cash Provided by
         Financing Activities                             98,487        312,469
                                                       ---------      ---------
Foreign currency translation ad-
 justment                                                  3,789        (36,730)
                                                       ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                                     (4,135)        19,358

Cash and Cash Equivalents - beginning
 of period                                                15,592         14,043
                                                       ---------      ---------
Cash and Cash Equivalents - end of
 period                                                $  11,457      $  33,401
                                                       =========      =========

                                                                     (Continued)
                 See notes to consolidated financial statements

                            NMC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                            Six Months Ended
                                                              January 31,
                                                        -----------------------
                                                           1997          1996
                                                        ---------     ---------
Changes in operating assets and liabilities:
   Decrease in accounts receivable                      $ 102,767     $  99,806
   (Increase) in inventories                              (61,055)       (6,626)
   Decrease in prepaid expenses and sundry
    receivables                                            87,407         1,754
   (Increase) in deferred acquisition costs               (94,590)      (56,478)
   (Decrease) in accounts payable                         (76,036)      (38,138)
   Increase (decrease) in accrued expenses                120,936       (70,962)
   (Decrease) in income taxes payable                        --            (810)
   (Decrease) in deferred revenue                         (15,172)       (4,027)
   Increase in customer deposits                           14,269         3,421
                                                        ---------     ---------
                                                        $  78,526     $ (72,060)
                                                        =========     =========
Supplemental Information:
   Cash paid during the year for:

      Interest                                          $  72,255     $  11,360
                                                        =========     =========
      Income taxes                                      $    --       $     810
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

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of January 31, 1997, the consolidated statement of operations for the six months ended January 31, 1997 and 1996, and the consolidated statement of cash flows for the periods then ended have been prepared by NMC Corp. and Subsidiary ("The Company" or "NMC") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the January 31, 1996 financial statements have been reclassified to conform to January 31, 1997 classifications. The information for July 31, 1996 was derived from audited financial statements.

2. The Board of Directors authorized a 1-10 reverse stock split effective as of April 17, 1995. All share and per share data for prior periods presented have been restated to reflect the reverse stock split.

3. On February 21, 1997, the Company completed the sale of its only operating business, Krystal Fountain Water Company Limited ("Krystal") to Matthew Mitchison, NMC's fifty (50%) percent equity partner in Krystal. The selling price was approximately $1,600,000 resulting in a gain on the sale of approximately $400,000.

      Subsequent to the sale the Company liquidated substantially all of its liabilities. (See Note 9 of Notes to Consolidated Financial Statements). The Company believes the net cash proceeds resulting from the sale of Krystal after liquidating the liabilities of the Company will be more than sufficient to support the Company's operations during the next twelve (12) months. The Company will also use these funds to pursue additional investment opportunities.

4. On March 14, 1997 the Company amended its original agreement in principle, to acquire Select Acquisitions, Inc. ("Select"). The amended agreement resolves the Company exchanging 500,000 shares of NMC common stock for 1,000,000 shares of common stock of Compost American Holding Company ("CAHC") held by Select.

      The Company has entered into an agreement in principle with Brokerage Services Management, Inc. ("BSM") whereby the Company will issue to BSM 1,500,000 shares of NMC common stock in exchange for BSM assigning to the Company BSM's right, title and interest in the following contracts:

     (1) An agreement with Microplastics, Inc. ("Microplastics") to acquire Microplastic's North and South Americas rights to the design and methodology of enhancing and converting injection mold machines to accept recycled plastics and product plastic pallets and other plastic container and products.

     (2) An agreement with Microplastics to acquire Microplastic's rights to a Liquid Nitrogen Injection Molding Process for the conversion of waste plastics into plastic products including, but not limited to, plastic pallets and to develop a facility in the Miami, Florida area for the purpose of recycling waste plastic and manufacturing plastic pallets and other plastic products.

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      (3) An agreement to purchase Universal Vinyl Corporation, a plastics recycling and manufacturing company in Florida, that manufactures PVC-Vinyl Blinds from recycled plastic, for $1,500,000.

      (4) An agreement to purchase a fifty (50%) percent interest in a golf course community development project in Thomaston, Georgia.

      The issuance of shares to BSM is subject to the Company completing its due diligence and the consummation of the contemplated transactions.

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

7. Property, plant and equipment consists of the following:

                                                      January 31,      July 31,
                                                         1997            1996
                                                      ----------      ----------
Machinery and equipment                               $1,836,048      $1,652,225
Leasehold improvements                                     6,197           6,197
Master tapes                                              20,001          20,001
                                                      ----------      ----------
                                                       1,862,246       1,678,423
Less accumulated depreciation and
  amortization                                           415,553         240,811
                                                      ----------      ----------
Net Property, Plant and Equipment                     $1,446,693      $1,437,612
                                                      ==========      ==========

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. Short-term debt consists of the following:

                                                       January 31,     July 31,
                                                          1997           1996
                                                       ----------     ----------
Secured note, due March 20, 1997
 interest at 7.5% per year (1)                         $  100,000     $  100,000

Secured note, due the earlier of
 March 31, 1997 or within three (3)
 days after the closing of a secondary
 offering of the Company's securities,
 interest at 18% per year (2)                             510,791        649,692

Secured note, due the earlier of
 July 31, 1997 or within ten (10) days
 after the closing of a secondary offering
 of the Company's securities, interest at
 10% per year (3)                                         100,000        200,000

Secured note, due on demand, interest
 at 5% per year (4)                                       104,987         71,593

Unsecured note, due on demand,
 interest at 5% per year (5)                              108,417        103,541

Unsecured note, due on demand, interest
 at 5% per year (6)                                       242,892        120,416

Unsecured note, due on demand,
 interest at 5% per year (7)                              143,400          6,131
                                                       ----------     ----------

                                                       $1,310,487     $1,251,373
                                                       ==========     ==========
Long-term debt is as follows:
                                                       January 31,     July 31,
                                                          1997           1996
                                                       ----------     ----------
Secured notes payable, due July, 1997
 through April, 2000, interest at 9%
 per year                                              $   86,052     $   96,287

Less current maturities                                    30,835         27,343
                                                       ----------     ----------
                                                       $   55,217     $   68,944
                                                       ==========     ==========

The scheduled repayment of long-term debt is as follows:

Years Ending July 31,
---------------------
      1997                                             $   27,343
      1998                                                 32,334
      1999                                                 16,322
      2000                                                 20,288
      Thereafter                                             --
                                                       ----------
                                                       $   96,287
                                                       ==========

                            NMC CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The note payable due Republic Bank was collateralized by a certificate of deposit of an affiliate of Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Mr. Greenfield"), the Company's President and Chief Executive Officer. The note was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

(2) On December 8, 1995, NMC and Krystal entered into separate loan agreements with Ballydine Investments Limited ("Ballydine") for a combined line-of-credit ("line-of-credit") of up to $750,000. The line-of-credit was guaranteed by NMC and was secured by the fifty (50%) percent of Krystal owned by the Company. Any amount that Krystal borrowed was secured by an English debenture ("Security Agreement") from Krystal which encumbered all of Krystal's assets in favor of Ballydine. The lien on this collateral was superior to prior liens given to other lenders, including the affiliated entities.

     On September 30, 1996, Krystal paid Ballydine $286,000 which liquidated the liability to Ballydine from Krystal. The lien on the assets of Krystal by Ballydine was released. The monies were advanced from the shareholders of Krystal to repay the loan. The advances from the shareholders were due on demand if there is sufficient cash flow to pay the shareholders.

     As additional consideration for the line-of-credit, the Company will issue 9.9% of the outstanding, fully diluted shares of the Company, or 108,414 shares, in the form of a warrant exercisable at $.001 per share, with registration rights.

     The amount due Ballydine from NMC in the amount of $510,791 was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

(3) The secured note to an unaffiliated third party was collateralized by all of the common stock of Krystal owned by the Company subordinated to the line-of-credit. The note was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

(4) The secured note payable to Mrs. Greenfield was also collateralized by all of the common stock of Krystal owned by the Company. The security interest was subordinate to the line-of-credit and the third party lender. The note was repaid on March 20, 1997 from the proceeds from the sale of Krystal.

(5) The unsecured note was payable to Mrs. Greenfield representing advances made by Mrs. Greenfield to Krystal. The note was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

(6) The unsecured note is payable to Matthew Mitchison, the fifty (50%) percent owner of Krystal in connection with the acquisition of Water Express by Krystal. This liability was assumed by Krystal as part of the agreement by Mr. Mitchison to purchase NMC's fifty (50%) percent interest in Krystal.

(7) The unsecured note was payable to Brokerage Services Management, Inc. ("BSM") representing advances for professional fees and interest charges made on behalf of NMC. The note was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     On February 21, 1997, the Company consummated the sale of its only operating subsidiary, Krystal Fountain Water Company Limited. The selling price was approximately $1,600,000 resulting in a gain of approximately $400,000. Subsequent to the sale the Company liquidated substantially all of its liabilities. The net cash proceeds from the sale after the liquidation of the Company's liabilities should be sufficient to support the Company's operations for the next twelve (12) months. As of this date, the Company has no operations to generate any cash flows. The Company will continue to pursue other investment opportunities.

      On March 14, 1997 the Company amended its agreement in principle with Select Acquisitions, Inc. ("Select"), whereby the Company will exchange 500,000 shares of NMC common stock for 1,000,000 shares of Compost American Holding Company ("CAHC") common stock owned by Select.

     The Company has entered into an agreement in principle with Brokerage Services Management Inc. ("BSM") whereby BSM has assigned its right, title and interest in four contracts to purchase various entities and their respective rights. The Company will issue BSM 1,500,000 shares of NMC common stock as consideration for the assignment subject to the completion of the Company's due diligence and the consummation of the contemplated transactions.

     In connection with the agreement with Microplastics, Inc. ("Microplastics") the Company advanced BSM $150,000 as initial funding to purchase equipment for the Liquid Nitrogen Injection Molding Process. The Company is obligated to pay within one-hundred twenty (120) days from the date of deposit, the balance of up to a maximum of $3,500,000 when the molds are ready and the machine has been subject to test runs. Should the Company not be able to finance the equipment the Company would lose its right to acquire Microplastic's rights. At that time BSM will be obligated to repay the $150,000 advance.

      The Company has also agreed to obtain approximately $3,000,000 in funding to finance the golf course community project.

      Finally, the Company has agreed to purchase Universal Vinyl Corporation, a plastics recycling and manufacturing company in Florida, that manufactures PVC-Vinyl Blinds from recycled plastic, for $1,500,000, of which $1,000,000 shall be in cash payable from the proceeds of a contemplated securities offering by NMC and $500,000 shall be in the form of NMC common stock equivalent to that sum based on the then average price of NMC shares based on the bid and ask average at the date of the closing of the contemplated transactions.

      As of this date no financing has been consummated and there is no assurance that it ever will.

Results of Operations
---------------------

Six Months Ended January 31, 1997 vs. Six Months Ended January 31, 1996
-----------------------------------------------------------------------

     As of January 31, 1997, the Company currently operates its only operating business through Krystal. On November 1, 1995, Krystal acquired substantially all the net assets of Water Express. The operating results of Water Express have been included in the consolidated statement of operations from the date of acquisition.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)
         -----------------------------------------------------------------------

      Revenues from sales increased 105.0% to $1,052,486 during the six months ended January 31, 1997 from $513,345 for the six months ended January 31, 1996. The increase is primarily due to the inclusion of Water Express in the settlement of operations, an increase in the number of customers and more demand for the Company's product.

      Cost of sales increased 89.4% to $198,909 during the six months ended January 31, 1997 from $105,037 for the six months ended January 31, 1996 due to the reasons explained above.

      Selling, general and administrative expenses increased 100.2% to $1,098,419 for the six months ended January 31, 1997 from $548,583 for the six months ended January 31, 1996. The increase is primarily due to the inclusion of Water Express in the statement of operations, an expansion of the Company's marketing program, increase in officers compensation and increases in depreciation of equipment and amortization of goodwill in connection with the Water Express acquisition.

      Interest expense increased to $85,918 for the six months ended January 31, 1997 from $70,314 for the six months ended January 31, 1996. The increase is attributable to the increase in debt incurred by the Company in the six months ended January 31, 1997.

      The net loss increased 64.9% to $316,897 for the six months ended January 31, 1997 from $200,572 for the six months ended January 31, 1996. The Company attributes the increase primarily to the increase in officers compensation. The improved operations of Krystal have not been able to offset the overhead of the Company at its corporate offices.

Three Months Ended January 31, 1997 vs. Three Months Ended January 31, 1996
---------------------------------------------------------------------------

      Revenue from sales increased 62.5% to $510,816 during the three months ended January 31, 1997 from $314,381 for the three months ended January 31, 1996. The increase is primarily due to the inclusion of Water Express in the settlement of operations, an increase in the number of customers and more demand for the Company's product.

      Cost of sales increased 103.2% to $103,652 during the three months ended January 31, 1997 from $51,011 for the three months ended January 31, 1996 due to the reasons explained above.

      Selling, general and administrative expenses increased 62.5% to $567,451 for the three months ended January 31, 1997 from $349,143 for the three months ended January 31, 1996. The increase is primarily due to the inclusion of Water Express in the statement of operations, an expansion of the Company's marketing program, increase in officers compensation and increases in depreciation of equipment and amortization of goodwill in connection with the Water Express acquisition.

     Interest expense decreased to $42,927 for the three months ended January 31, 1997 from $60,715 for the three months ended January 31, 1996. The decrease is attributable to the orgination fees charged by Ballydine on advances made to NMC and Krystal during the three months ended January 31, 1997.

     The net loss increased 30.3% to $177,883 for the three months ended January 31, 1997 from $136,471 for the three months ended January 31, 1996. The Company attributes the increase primarily to the increase in officers compensation. The improved operations of Krystal have not been able to offset the overhead of the Company at its corporate offices.

PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:  Exhibit 27.1 Financial Data Schedule.

               (b)  There were no Current Reports on Form 8-K filed by
                   the registrant during the quarter ended January 31,
                    1997.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                  NMC CORP.
                                  ----------------------------------------------
                                                 (Registrant)


Date: March 21, 1997          By: /s/ Marvin Greenfield
                                  ----------------------------------------------
                                  Marvin Greenfield, President and
                                  Treasurer Duly Authorized Officer of the
                                  Registrant (Principal Financial Officer)