Form 10-Q
period 1997-04-30
NMC CORP
filed 1997-06-18
CIK 72170

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number: 0-3338


                                    NMC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 22-1558317
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                          477 MADISON AVENUE, SUITE 701
                            NEW YORK, NEW YORK 10022
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  212-207-4560
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

     At June 1, 1997 there were 1,136,677 shares of Common Stock, $.06 2/3 par value, outstanding.

================================================================================

                                    NMC CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I -- Financial Information ....................................       1

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of
              April 30, 1997 (unaudited) and
              July 31, 1996 ........................................      2 - 3

            Consolidated Statements of Operations
              for the Nine and Three Months Ended
              April 30, 1997 and 1996 (unaudited) ..................        4

            Consolidated Statements of Cash Flows
              for the Nine Months Ended April 30,
              1997 and 1996 (unaudited) ............................      5 - 6

            Notes to Consolidated Financial
              Statements (unaudited) ...............................      7 - 10

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ...........................................     11 - 13

Part II -- Other Information

   Item 6. Exhibits and Reports on Form 8-K ........................        14

Signatures .........................................................        15

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

     The results of operations for the three and nine month period ended April 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            NMC CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                       April 30,      July 31,
                                                         1997          1996
                                                       --------     ----------
                                                     (Unaudited)
Current Assets:
  Cash ...........................................     $140,129     $   15,592
  Accounts receivable -- less allowance
    for doubtful accounts of $9,000 in 1996 ......         --          587,696
  Inventories ....................................         --           13,468
  Prepaid expenses and sundry receivables ........      200,000        132,823
                                                       --------     ----------
       Total Current Assets ......................      340,129        749,579
                                                       --------     ----------
Property, plant and equipment -- net .............        9,459      1,437,612
Unamortized excess of cost over fair
  value of assets acquired .......................         --          979,595
Deferred costs ...................................      113,458         18,868
                                                       --------     ----------
         TOTAL ASSETS ............................     $463,046     $3,185,654
                                                       ========     ==========

                                                                     (Continued)

                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                      April 30,       July 31,
                                                         1997           1996
                                                     -----------    -----------
                                                     (Unaudited)
Current Liabilities:
  Short-term borrowings ..........................   $      --      $ 1,251,373
  Current portion of long-term debt ..............          --           27,343
  Current portion of capital lease
    obligations ..................................          --          380,897
  Accounts payable ...............................          --          333,153
  Accrued expenses ...............................        73,053        274,811
  Customer deposits ..............................          --          105,873
  Deferred revenue ...............................          --          138,312
  Due to officer .................................          --          200,000
  Income taxes payable ...........................         7,970          7,970
                                                     -----------    -----------
         Total Current Liabilities ...............        81,023      2,719,732
                                                     -----------    -----------
Long-term debt ...................................          --           68,944
Deferred revenues ................................          --            7,392
                                                     -----------    -----------
         Total Liabilities .......................        81,023      2,796,068
                                                     -----------    -----------
Minority interest in consolidated
 subsidiary ......................................          --          543,461

Stockholders' Equity (Deficiency):
  Preferred stock, par value $1; authorized
    500,000 shares (involuntary liquidation
    value $777,912):
      Convertible Series B, at redemption
        value; issued and outstanding 65,141
        shares ...................................       130,282        130,282
      Cumulative Series C, par value $1,
         issued and outstanding 64,763 shares ....        64,763         64,763
  Common stock, par value $.06-2/3; authorized
    20,000,000 shares; issued and outstanding
    1,136,677 and 986,677 shares .................        75,816         65,811
  Additional paid-in capital .....................     7,845,605      7,368,110
  Accumulated deficit ............................    (7,734,443)    (7,792,894)
  Foreign currency translation adjustment ........          --           10,053
                                                     -----------    -----------
         Total Stockholders' Equity
           (Deficiency) ..........................       382,023       (153,875)
                                                     -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY) ...................   $   463,046    $ 3,185,654
                                                     ===========    ===========


                 See notes to consolidated financial statements.

                                           NMC CORP. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                       Nine Months Ended              Three Months Ended
                                                           April 30,                       April 30,
                                                  --------------------------      --------------------------
                                                     1997            1996            1997            1996
                                                  ----------      ----------      ----------      ----------
Revenues:
  Sales ....................................      $1,203,229      $  882,839      $  150,743      $  369,494
                                                  ----------      ----------      ----------      ----------
Costs and Expenses:
  Cost of sales ............................         228,236         165,488          29,327          60,451
  Selling, general and administrative
    expenses ...............................       1,377,541         891,830         279,122         343,247
  Interest expense .........................          96,506         102,614          10,588          32,300
  Other (income) expense....................          (1,161)         (9,337)         (1,161)            680
  (Gain) on sale of investment .............        (378,130)           --          (378,130)           --
                                                  ----------      ----------      ----------      ----------
     Total Costs and Expenses ..............       1,322,992       1,150,595         (60,254)        436,678
                                                  ----------      ----------      ----------      ----------
Income (loss) before
  income tax provision .....................        (119,763)       (267,756)        210,997         (67,184)
Minority interest in
  net income (loss) of consolidated
  subsidiary ...............................         (21,348)          1,432          (7,485)          1,432
                                                  ----------      ----------      ----------      ----------
Income (loss) before income tax provision ..         (98,415)       (269,188)        203,512          (68,616)
Income tax provision .......................            --              --              --               --
                                                  ----------      ----------      ----------      ----------
Net income (loss) ..........................      $  (98,415)     $ (269,188)     $  203,512      $  (68,616)
                                                  ==========      ==========      ==========      ==========
Earnings (loss) per common share ...........      $     (.09)     $     (.28)     $      .18      $     (.07)
                                                  ==========      ==========      ==========      ==========
Weighted average number of common shares
  outstanding ..............................       1,086,494         964,414       1,136,677         986,677
                                                  ==========      ==========      ==========      ==========


                               See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months Ended
                                                              April 30,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------

Cash flows from operating activities:
  Net (loss) ...................................    $   (98,415)    $  (269,188)
  Adjustments to reconcile net (loss) to
    net cash from operating activities:
      Depreciation and amortization ............        236,246         163,594
      (Gain) on sale of investment .............       (378,130)           --
      (Gain) loss on sale of equipment .........          9,459          (9,337)
      Minority interest in income (loss) of
        consolidated subsidiary ................        (21,348)          1,432
      Non-cash executive compensation ..........        112,500            --
      Changes in operating assets and
       liabilities net of effect from
       purchase of Water Express ...............        (69,932)       (257,716)
                                                    -----------     -----------
         Net Cash (Used in) Operating
           Activities ..........................       (209,620)       (371,215)
                                                    -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment ..................................       (144,014)       (156,270)
  Proceeds from sale of investment .............      1,458,237            --
                                                    -----------     -----------
         Net Cash Provided by (Used in)
           Investing Activities ................      1,314,223        (156,270)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from borrowings .....................        504,443         770,026
  Repayments of borrowings .....................     (1,510,594)       (277,833)
  Proceeds from sale of equipment ..............         36,138          16,382
  Proceeds from minority shareholder ...........           --            75,000
                                                    -----------     -----------
         Net Cash Provided by (Used in)
           Financing Activities ................       (970,013)        583,575
                                                    -----------     -----------
Foreign currency translation
  adjustment ...................................        (10,053)        (29,704)
                                                    -----------     -----------
Net increase in cash and cash equivalents ......        124,537          26,386
Cash and Cash Equivalents -- beginning
  of period ....................................         15,592          14,043
                                                    -----------     -----------
Cash and Cash Equivalents -- end of
  period .......................................    $   140,129     $    40,429
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

                            NMC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                        Nine Months Ended
                                                             April 30,
                                                    -------------------------
                                                       1997           1996
                                                    ----------     ----------
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ...    $   74,440     $  (24,372)
  (Increase) in inventories ....................       (58,364)       (10,639)
  (Increase) in prepaid expenses and sundry
    receivables ................................      (140,421)       (32,441)
  (Increase) in deferred acquisition costs .....       (94,590)      (207,241)
  Increase (decrease) in accounts payable ......        64,807        (12,641)
  Increase in accrued expenses .................        94,588         44,275
  (Decrease) in income taxes payable ...........          --             (810)
  (Decrease) in deferred revenue ...............       (24,662)       (10,530)
  Increase (decrease) in customer deposits .....        14,270         (3,317)
                                                    ----------     ----------
                                                    $  (69,932)    $ (257,716)
                                                    ==========     ==========
Supplementary information of non-cash
  investing and financing activities:
   During 1995, Krystal Fountain Water
     Company Limited purchased Water
     Express. In connection with this
     acquisition:
       Fair value of assets acquired ...........                   $1,260,110
       Liabilities assumed .....................                   $  360,399
Supplemental Information:
  Cash paid during the year for:
    Interest ...................................    $  119,432     $   33,777
                                                    ==========     ==========
    Income taxes ...............................    $     --       $      810
                                                    ==========     ==========

Supplementary information of non-cash
  investing and financing activities:
    Conversion of convertible debt to
      common stock .............................    $  100,000     $     --
                                                    ==========     ==========
    Conversion of accrued compensation to
     options to purchase common stock ..........    $  112,500     $     --
                                                    ==========     ==========


                 See notes to consolidated financial statements.

                            NMC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

     The consolidated balance sheet as of April 30, 1997, the consolidated statement of operations for the nine months ended April 30, 1997 and 1996, and the consolidated statement of cash flows for the periods then ended have been prepared by NMC Corp. and Subsidiary ("The Company" or "NMC") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the April 30, 1996 financial statements have been reclassified to conform to April 30, 1997 classifications. The information for July 31, 1996 was derived from audited financial statements.


2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share". The Company will begin reporting net income (loss) per share according to this new standard in its January 31, 1998 quarterly report on Form 10-Q. The Company does not expect the implementation of SFAS No. 128 regarding the restatement of prior periods net loss per share to have a material effect on the Company's computation of earnings (loss) per share.


3. RECENT DEVELOPMENTS

     a) On February 21, 1997, the Company completed the sale of its only operating business, Krystal Fountain Water Company Limited ("Krystal") to Matthew Mitchison, NMC's fifty (50%) percent equity partner in Krystal. The selling price was approximately $1,600,000 resulting in a gain on the sale of approximately $378,000.

     b) On May 19, 1997 the Company entered into a letter of intent with Canal Jean Co., Inc. ("Canal"), a retail clothing department store located in New York City's Soho district. Pursuant to the letter of intent, the Company will acquire all of the outstanding shares of Canal for 5,000,000 shares of the Company's common stock. Canal will operate as a wholly-owned subsidiary of the Company after the acquisition.

     c) The Company has entered into an agreement with Brokerage Services Management, Inc. ("BSM") whereby the Company will issue to BSM 1,000,000 shares of NMC common stock in exchange for BSM assigning to the Company BSM's right, title and interest in the following contracts:

     (1) An agreement with Microplastics, Inc. ("Microplastics") to acquire its wholly-owned subsidiary Universal Vinyl Corporation ("Universal") of Medley, Florida. Universal is a manufacturer of plastic vertical venetian blind blades which are sold to venetian blind manufacturers. NMC will acquire Universal for $1,500,000 through a combination of cash and stock.

                            NMC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


3. RECENT DEVELOPMENTS (Continued)

     (2) An agreement with Microplastics to acquire Microplastic's North and South American rights to the design and methodology of enhancing and converting injection mold machines to accept recycled plastics and procedure plastic pallets and other plastic containers and products.

     (3) An agreement with Microplastics to acquire another of its wholly-owned subsidiaries, Plastech Pallet Corporation ("PPC") of Medley, Florida. PPC is a newly formed corporation which will be in the business of recycling waste plastic and utilizing the recycled plastic to manufacture plastic pallets. The plastic pallets will be manufactured by a proprietary process utilizing a 1,000 ton injection molding machine.

     (4) An agreement to purchase a fifty (50%) percent interest in a golf course community development project in Thomaston, Georgia.

     The issuance of shares to BSM is subject to the Company completing its due diligence and the consummation of the contemplated transactions.

     (d) On March 14, 1997 the Company amended its original agreement in principle, to acquire Select Acquisitions, Inc. ("Select"). The Board of Directors of Select voted to reject the acquisition and the Board of Directors of NMC voted not to proceed with any alternative offers.


4. PROPERTY, PLANT AND EQUIPMENT

                                                      April 30,         July 31,
                                                        1997             1996
                                                     ----------       ----------
Machinery and equipment ......................       $   22,710       $1,652,225
Leasehold improvements .......................            6,197            6,197
Master tapes .................................           20,001           20,001
                                                     ----------       ----------
                                                         48,908        1,678,423
Less accumulated depreciation and
  amortization ...............................           39,449          240,811
                                                     ----------       ----------
Net Property, Plant and Equipment ............       $    9,459       $1,437,612
                                                     ==========       ==========

5. DEBT

   Short-term debt consists of the following:

                                                        April 30,      July 31,
                                                          1997           1996
                                                       -----------    ----------
Secured note, due March 20, 1997
  interest at 7.5% per year (1) .....................     $  --       $  100,000

Secured note, due the earlier of March 31, 1997
  or within three (3) days after the closing of
  a secondary offering of the Company's
  securities, interest at 18% per year (2) ..........        --          649,692

                            NMC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

5. DEBT (Continued)

                                                        April 30,      July 31,
                                                          1997           1996
                                                       -----------    ----------
Secured note, due the earlier of July 31, 1997
  or within ten (10) days after the closing of
  a secondary offering of the Company's
  securities, interest at 10% per year (3) .........          --         200,000
Secured note, due on demand, interest
  at 5% per year (4) ...............................          --          71,593
Unsecured note, due on demand,
  interest at 5% per year (5) ......................          --         103,541
Unsecured note, due on demand, interest
  at 5% per year (6) ...............................          --         120,416
Unsecured note, due on demand,
  interest at 5% per year (7) ......................          --           6,131
                                                        ----------    ----------
                                                        $     --      $1,251,373
                                                        ==========    ==========

Long-term debt is as follows:

Secured notes payable, due July, 1997
  through April, 2000, interest at 9%
  per year .........................................    $     --      $   96,287
 Less current maturities ...........................          --          27,343
                                                        ----------    ----------
                                                        $     --      $   68,944
                                                        ==========    ==========
----------

(1) The note payable due Republic Bank was collateralized by a certificate of deposit of an affiliate of Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Mr. Greenfield"), the Company's President and Chief Executive Officer. The note was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

(2) On December 8, 1995, NMC and Krystal entered into separate loan agree-ments with Ballydine Investments Limited ("Ballydine") for a combined line-of-credit ("line-of-credit") of up to $750,000. The line-of-credit was guaranteed by NMC and was secured by the fifty (50%) percent of Krystal owned by the Company. Any amount that Krystal borrowed was secured by an English debenture ("Security Agreement") from Krystal which encumbered all of Krystal's assets in favor of Ballydine. The lien on this collateral was superior to prior liens given to other lenders, including the affiliated entities.

                            NMC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


5. DEBT (Continued)

     On September 30, 1996, Krystal paid Ballydine $286,000 which liquidated the liability to Ballydine from Krystal. The lien on the assets of Krystal by Ballydine was released. The monies were advanced from the shareholders of Krystal to repay the loan. The advances from the shareholders were due on demand if there is sufficient cash flow to pay the shareholders.

     As additional consideration for the line-of-credit, the Company issued 9.9% of the outstanding, fully diluted shares of the Company, or 203,990 shares, at $.001 per share, with registration rights.

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On February 21, 1997, the Company consummated the sale of its only operating subsidiary, Krystal Fountain Water Company Limited. The selling price was approximately $1,600,000 resulting in a gain of approximately $378,000. Subsequent to the sale the Company liquidated substantially all of its liabilities. The net cash proceeds from the sale after the liquidation of the Company's liabilities should be sufficient to support the Company's operations for the next twelve (12) months. As of this date, the Company has no operations to generate any cash flows. The Company will continue to pursue other investment opportunities.

     On May 19, 1997, the Company entered into a letter of intent with Canal Jean Co., Inc. ("Canal"), a retail clothing department store located in New York City's Soho district. Canal will operate as a wholly-owned subsidiary of the Company after the acquisition.

     The Company has entered into an agreement with Brokerage Services Management Inc. ("BSM") whereby BSM has assigned its right, title and interest in four contracts to purchase various entities and their respective rights. The Company will issue BSM 1,000,000 shares of NMC common stock as consideration for the assignment subject to the completion of the Company's due diligence and the consummation of the contemplated transactions.

     In connection with the agreement with Microplastics, Inc. ("Microplastics"), the Company advanced BSM $150,000 as initial funding to purchase equipment for the Liquid Nitrogen Injection Molding Process. The Company is obligated to pay by June 30, 1997 the balance of up to a maximum of $3,500,000 when the molds are ready and the machine has been subject to test runs. Should the Company not be able to finance the equipment, the Company would lose its rights to acquire Microplastic's rights. At that time BSM will be obligated to repay the $150,000 advance.

     The Company has also agreed to obtain approximately $3,000,000 in funding to finance the golf course community project in Thomaston, Georgia. The Company has entered negotiations for the financing, but as of this date no financing has been consummated and there is no assurance that it ever will be.

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

     As of this date no financing has been consummated and there is no assurance that it ever will be.

     On April 4, 1997, the Company issued to Marvin E. Greenfield, the Company's President and Chief Executive Officer, seventy-five thousand (75,000) options without expiry to purchase seventy-five thousand (75,000) shares of the Company's common stock at a purchase of $.0001 per share in lieu of accrued compensation and compensation to be accrued for the period August 1, 1996 through July 31, 1997 as required under the terms and conditions of his employment agreement in the amount of $150,000. As of this date the options have not been exercised.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

   NINE MONTHS ENDED APRIL 30, 1997 VS.
   NINE MONTHS ENDED APRIL 30, 1996

     On February 21, 1997, the Company sold its only operating business, Krystal. On November 1, 1995, Krystal had acquired substantially all the net assets of Water Express. The operating results of Krystal and Water Express have been included in the consolidated statement of operations from the date of acquisition through February 21, 1997.

     Revenues from sales increased 36.3% to $1,203,229 during the nine months ended April 30, 1997 from $882,839 for the nine months ended April 30, 1996. The increase is primarily due to the inclusion of Water Express in the statement of operations, an increase in the number of customers and more demand for the Company's product, through February 21, 1997.

     Cost of sales increased 37.9% to $228,236 during the nine months ended April 30, 1997 from $165,488 for the nine months ended April 30, 1996 due to the reasons explained above.

     Selling, general and administrative expenses increased 54.5% to $1,377,541 for the nine months ended April 30, 1997 from $891,830 for the nine months ended April 30, 1996. The increase is primarily due to the inclusion of Water Express in the statement of operations, an expansion of the Company's marketing program, and increases in depreciation of equipment and amortization of goodwill in connection with the Water Express acquisition, through February 21, 1997.

     Interest expense decreased to $96,506 for the nine months ended April 30, 1997 from $102,614 for the nine months ended April 30, 1996. The decrease is attributable to the decrease in debt by the Company in the nine months ended April 30, 1997, as a result of funds becoming available from the sale of Krystal.

     The net loss decreased 63.4% to $98,415 for the nine months ended April 30, 1997 from $269,188 for the nine months ended April 30, 1996. The Company attributes the decrease primarily to the gain from the sale of Krystal.

    THREE MONTHS ENDED APRIL 30, 1997 VS.
    THREE MONTHS ENDED APRIL 30, 1996

     Revenue from sales decreased 59.2% to $150,743 during the three months ended April 30, 1997 from $369,494 for the three months ended April 30, 1996. The decrease is due to the sale of Krystal on February 21, 1997.

     Cost of sales decreased 51.5% to $29,327 during the three months ended April 30, 1997 from $60,451 for the three months ended April 30, 1996 due to the reasons explained above.

     Selling, general and administrative expenses decreased 18.7% to $279,122 for the three months ended April 30, 1997 from $343,247 for the three months ended April 30, 1996. The decrease is due to the sale of Krystal.

     Interest expense decreased to $10,588 for the three months ended April 30, 1997 from $32,300 for the three months ended April 30, 1996. The decrease is attributable to the repayment of debt made by the Company as a result of funds becoming available due to the sale of Krystal.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    THREE MONTHS ENDED APRIL 30, 1997 VS.
    THREE MONTHS ENDED APRIL 30, 1996 (Continued)

     The net income increased 396.6% to $203,512 for the three months ended April 30, 1997 from a net loss of $68,616 for the three months ended April 30, 1996. The Company attributes the increase to gain on the sale of Krystal.

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

        (b) On May 17, 1997 the registrant filed a Current Report on Form 8-K describing the sale of the Company's fifty (50%) percent owned subsidiary, Krystal Fountain Water Company Limited ("Krystal") to Matthew Mitchison, the owner of the balance of the equity interest in Krystal. The Registrant received $1,623,000 from Mr. Mitchison after deduction of professional fees associated with the transaction. Krystal, which contributed to Registrant's only operating business, rents water dispensers and sells bottled mineral water, cups and ancillary items to businesses in the Greater London area.

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



                                                      NMC CORP.
                                        ----------------------------------------
                                                    (Registrant)



Date: June 18, 1997                 By: /s/ MARVIN E. GREENFIELD
                                        ----------------------------------------
                                        Marvin E. Greenfield, President and
                                        Treasurer Duly Authorized Officer of the
                                        Registrant (Principal Financial Officer)