Form 10-K
period 1997-07-31
NMC CORP
filed 1997-11-12
CIK 72170

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K


          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT FOR THE FISCAL YEAR ENDED
                JULY 31, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number: 0-3338


                                REGENT GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 22-1558317
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


      477 MADISON AVENUE, SUITE 701,
        NEW YORK, NEW YORK 10022                   212-207-4560
      --------------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----


       Securities registered pursuant to Section 12(g) of the Act:
       -----------------------------------------------------------
                        COMMON STOCK, $.06 2/3 PAR VALUE


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


================================================================================

     At November 1, 1997, 1,824,493 shares of registrant's Common Stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of such stock as reported in the National Quotation Bureau, Incorporated as of November 1, 1997 was $2,382,716.

Documents incorporated by reference:              See Part V, Index to Exhibits

                                    REGENT GROUP INC.

                                          INDEX

Part I                                                                  Page
------                                                                  ----
      Item 1.     Business.......................................         1

      Item 2.     Properties.....................................         9

      Item 3.     Legal Proceedings..............................         9

      Item 4.     Submission of Matters to a Vote of
                    Security Holders.............................         9


Part II
-------
      Item 5.     Market for Registrant's Common Equity
                    and Related Stockholder Matters..............        10

      Item 6.     Selected Financial Data........................        12

      Item 7.     Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations...................................       13-15

      Item 8.     Financial Statements and Supplementary
                    Data.........................................        16*

      Item 9.     Changes in and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosure....................................       17

Part III
--------
      Item 10.    Directors of the Registrant....................        17

      Item 11.    Executive Compensation.........................      18-19

      Item 12.    Security Ownership of Certain Beneficial
                    Owners and Management........................      20-21

      Item 13.    Certain Relationships and Related
                    Transactions.................................      22-23

Part IV
-------
      Item 14.    Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K......................        24

Signatures.......................................................        26

*Page F-1 follows Page 16.

                                     PART I

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's report filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1.  BUSINESS

     GENERAL

     Regent Group Inc. ("Regent" or the "Company"), formerly known as NMC Corp., recently acquired an eighty (80%) percent interest in one business and entered into a letter of intent for another business.

     In October 1993, Regent acquired all of the capital stock of Krystal Fountain Water Company Limited ("Krystal"), a United Kingdom company which was organized on April 3, 1992 for a purchase price of approximately $1,047,000. Krystal was engaged in the business of renting water dispensers and selling bottled mineral water, cups and ancillary items to businesses in the greater London metropolitan area. In November 1995, acquired substantially all of the assets of Water Express, a United Kingdom company, in the business of renting water dispensers and selling bottled mineral water and related items, in exchange for a fifty (50%) percent interest in Krystal. In February, 1997, Regent sold its interest in Krystal for approximately $1,600,000 resulting in a gain of approximately $621,000. During the subsequent period Regent had no other operating businesses. In September 1997, Regent consummated one acquisition.

     In September 1997, Regent acquired eighty (80%) percent of the capital stock of United States Lead Testing and Removal Service Inc. ("U.S. Lead") for a purchase price of $2,000,000, of which $750,000 has been advanced toward the purchase price and the balance of $1,250,000 is payable by the Company upon the successful completion of financing. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate.

     In November 1997, Regent entered into a letter of intent to acquire a fifty (50%) percent interest in Upson Rigde LLC, ("Upson"), a Georgia limited liability company, which owns a 450-acre golf course and residential community development in Thomaston, Georgia (the "Hickory Land"). Regent and Edenfield Enterprises Inc. ("Edenfield") formed Upson to acquire and complete the development of the Hickory Land. Each of Edenfield and Regent will have a fifty (50%) percent interest in Upson. Edenfield will convey the Hickory Land to Upson and Regent has agreed to arrange for the financing. In exchange for acquiring an interest in Hickory Land, Regent will issue 500,000 shares of the Company's common stock to BSM, Inc., a principal stockholder of Regent. There are not yet any definitive agreements in connection with obtaining financing for the Hickory Land and there can be no assurance that such financing will be obtained. In the event Regent does not obtain financing for the Hickory Land, the acquisition will not be consummated.

     NMC Corp. was incorporated in the State of Delaware on November 28, 1967. In September 1997, NMC Corp. changed its name to International Madison Holdings Corp. In October 1997, International Madison Holdings Corp. changed its name to Regent Group, Inc. The executive offices of the Company are located at 477 Madison Avenue, Suite 701, New York, New York 10022 and its telephone number is
(212) 207-4560.

     INDUSTRY BACKGROUND

     U.S. LEAD

     U.S. Lead was formed in 1993 to exploit the market anticipated to be created by the Lead-Based Paint Act. The Lead-Based Paint Act provides, among other things, that all property owners will be required to disclose potential lead paint hazards before selling a home or renting an apartment. The Lead-Based Paint Act applies to all housing constructed before 1978, which approximates 64 million, or 74% of the residences in the United States. In September 1996, such disclosure requirements became applicable to all housing built prior to 1978 containing more than four units and, in December 1996, such disclosure requirements became applicable to all residential units built prior to 1978. U.S. Lead markets lead testing, hazard assessment, management, abatement planning and monitoring to owners of commercial and residential real estate.

     Rather than building a regional organization with the infra-structure necessary to perform lead testing services, U.S. Lead's strategy has been to establish a market for lead testing services through a series of exclusive and preferred vendor relationships with real estate brokerage companies, real estate management companies, mortgage lenders, home inspection companies and insurance companies. U.S. Lead does not intend to perform lead testing services, but intends to utilize a network of franchisees and subcontractors to service this business nationally. In August, 1997, U.S. Lead signed an agreement with HFS, Inc. ("HFS"), a global consumer service company, to become their exclusive preferred vendor of lead testing services for Century 21, ERA and Coldwell Banker. Century 21, ERA and Coldwell Banker collectively have more than 180,000 real estate agents and have a role in approximately 40% of the real estate transactions consummated in the United States. U.S. Lead also has exclusive or preferred vendor status with the three largest (by volume) home inspection companies in the United States, First American Financial Corp., The Home Team Inspection Service, Inc. and RELO, which perform over 4,000,000 inspections annually. U.S. Lead intends to establish additional National Accounts with financial institutions, home inspections companies, real estate brokerage companies, real estate management companies, insurance companies and other organizations that are potential sources of regional or national business or referrals, although there can be no assurance thereof.

     In order to service the National Accounts, and also to capture business in the local markets, U.S. Lead has created a franchise system to perform the lead testing services. U.S. Lead's wholly-owned subsidiary PRO-TECT Franchising Inc. ("PRO-TECT") has 29 operating franchise territories. PRO-TECT has been selected for inclusion in the Entrepreneur Magazine "Franchise 500" listing for 1995, 1996 and 1997 and was chosen for its "Top 100 Fastest Growing Franchises" list in 1995 and its "30 Top New Franchises in 1996". In 1997, PRO-TECT was chosen as the No. 1 Environmental Franchise by Entrepreneur Magazine.

LEAD TESTING REGULATIONS

     Lead is a pollutant that is recognized as posing long-term dangers especially to infants and children. As reported in Newsweek, the U.S. Public Health Service reports that one out of six children under the age of six has enough lead in the blood to place that child at risk, and both the United States Environmental Protection Agency (the "EPA") and the United States Center for Disease Control ("CDC") have identified lead poisoning as the nation's number one environmental threat to children. An EPA publication states that the long-term effects of lead in a child include learning disabilities, decreased growth, hyperactivity, impaired hearing and the possibility of brain damage.

     Lead hazards, which were considered only as a danger to inner-city children because of deteriorated housing, are now viewed by the EPA, CDC and the United States Department of Housing and Urban Development ("HUD") as a threat to the entire population. The Washington Post reports that it is estimated that potential lead hazards exist in as many as 64 million homes and apartments that were built before 1978. Lead poisoning can occur when lead paint on surfaces such as walls, floors, ceilings and doors is dispersed as chips or dust particles from sanding, renovation, age, water damage or normal wear and tear. This dust has the potential to be ingested into the body through breathing, from eating food that has been exposed to the dust or by a child placing an object in his mouth that has been contaminated with lead dust particles.

     The most comprehensive governmental regulation of lead hazards is contained in TITLE X, The Residential Lead-Based Paint Hazard Reduction Act which was enacted into law by Congress in October, 1992. The Lead-Based Paint Act provides that as of September 6, 1996 or December 6, 1996, depending on the number of housing units, every real estate transaction involving the sale or lease of a residential unit (home or apartment) constructed prior to 1978 will require the seller or lessor to disclose all known lead content and hazards, and sign a federal lead disclosure form that will certify as to the disclosure of such information. In addition to Lead-Based Paint Act, 23 states (including New York, New Jersey, Connecticut, California and Massachusetts) have mandatory programs requiring all children under 7 years old to be tested annually for lead in their blood.

NATIONAL ACCOUNTS

     U.S. Lead has signed a three-year agreement with HFS, Inc. ("HFS") to become their exclusive vendor of lead testing services for Century 21, ERA and Coldwell Banker. Century 21, ERA and Coldwell Banker have more than 180,000 real estate brokers and have a role in approximately 40% of all real estate transactions consummated in the United States. U.S. Lead also has exclusive or preferred vendor status with the top three largest (by volume) home inspection companies in the United States (e.g. First American Financial Corp., The Home Team Inspection Service, Inc. and RELO), which perform over 4,000,000 inspections annually. U.S. Lead intends to establish additional National Accounts with financial institutions, home inspection companies, real estate brokerage companies, real estate management companies, insurance companies and other organizations that are potential sources of regional or national business or referrals, although there can be no assurance thereof. The terms of the existing National Agreements vary, the agreement with HFS is exclusive, while the balance of the agreements are nonexclusive. The terms generally allow U.S. Lead to subcontract the lead testing work to the franchisees or subcontractors. U.S. Lead will retain a percentage of the fees generated by the rendering of such services and then remit the balance of such fees to the franchisees and the sub-contractors. U.S. Lead is responsible for all billing of work performed for National Accounts and retains and collects the National Account fee as bills are paid. National Account fees vary by National Account. There can be no assurance as to the amount of revenue which will be generated by each National Account because the Lead-Based Paint Act regulations have only recently been phased in. It is possible that one or more of the National Accounts may provide the majority of National Account Fees. U.S. Lead anticipates that most of the Company's revenue will be derived as a result of its relationship with HFS. Some of U.S. Lead's National Accounts have agreed to market U.S. Lead's services. In some instances, U.S. Lead pays referral fees or fixed marketing fees to National Accounts which refer business to U.S. Lead. See "BUSINESS -- Government Regulation". The National Agreements do not "guarantee" any specific level of business or revenue to U.S. Lead.

LEAD TESTING SERVICES

     The lead testing technicians employed by franchisees and subcontractors follow specified procedures using x-ray florescence spectrum analyzers ("XRF") which have met the performance criteria established by the EPA. The testing protocols and the XRF instruments are designed so that the equipment's software can establish the accuracy of the measurements, eliminating inaccuracies caused by operator error or instrument malfunctions.

     The results of tests are delivered to customers at the time of testing, by mail, or electronically. Based upon its experience to date, which has been limited, U.S. Lead expects that (i) it will take a technician approximately two hours to perform lead testing for the average-sized two bedroom home, (ii) the cost of the test to the customer will be between $225 to $850, depending on the level of testing, (iii) the average schedule for a technician will be three service calls per day.

     If the presence of lead is detected, U.S. Lead intends to offer through its franchisees and subcontractors an additional service called a "Hazard Assessment", which will recommend the best method of handling the lead hazard by means of approved methods of maintenance or encapsulation while other cases will require physical removal of the lead according to EPA, HUD and OSHA guidelines. Based upon its experience to date, which has been limited, U.S. Lead expects that a franchise will charge approximately $200 for a Hazard Assessment report on an average single family home. Additionally, franchises and subcontractors will provide abatement planning/monitoring services and abatement clearance testing. U.S. Lead does not intend to perform the actual lead abatement.

     To date, U.S. Lead has relied upon financial newspapers and magazines to promote its business. The use of other media such as television and radio advertisements are being explored.

FRANCHISING

     U.S. Lead has divided the 64 million residential units it believes will be affected by the Lead-Based Paint Act into 640 territories of 100,000 units each. Technicians employed by the franchisees and subcontractors will perform the actual lead testing.

     U.S. Lead will, upon updating and re-registering its Uniform Franchise Offering Circular ("UFOC"), be able to sell franchises in 48 states. U.S. Lead has elected not to register currently in North and South Dakota. As of the date of this Memorandum, U.S. Lead has sold 49 Pro-Tect franchise territories to four franchisees in New York, Connecticut, Washington and California of which 29 are at the date of this Memorandum operating.

     U.S. Lead is subject to regulation by the United States Federal Trade Commission (the "FTC") and certain states relating to disclosure requirements in the sale of franchises and to various state laws concerning franchise operations. In addition, the state laws contain disclosure and registration requirements pertaining to the sale of franchises and regulate franchise relationships.

      Management believes that U.S. Lead is in compliance in all material respects with all applicable franchise laws and regulations. U.S. Lead cannot predict the extent of future regulation and may experience difficulty in complying with potentially adverse government regulations which may arise in the future.

     U.S. Lead's standard franchise agreement provides for a franchisee to make a one-time payment of $15,000 to U.S. Lead for each territory, a 5% royalty payment on gross revenues (exclusive of taxes) and a 2.5% payment on gross revenues as a national advertising fund contribution. U.S. Lead's standard franchise agreement provides each franchisee with an area of exclusivity for approximately 100,000 pre-1978 household units. U.S. Lead may not render lead testing services within a franchisee's territory. The term of the franchise agreement is for five years with the option to renew for additional five-year periods with a renewal fee of $3,000 per territory.

     U.S. Lead estimates that a franchisee's cost to commence operations, including the initial franchise fee, training, equipment purchases, insurance, marketing and other start-up expenses, is approximately $85,000 to $185,000 per territory.

     U.S. Lead believes that a franchise should be able to provide testing services within 60-90 days of becoming a franchisee. During this start-up period, the franchisee and its employees will become familiar with the business and the operation of the franchise system, be introduced to the National Account program, receive training in the use of the XRF devices and prepare its initial marketing and advertising campaign.

INSURANCE

     U.S. Lead presently maintains insurance as required by law, including workers' compensation coverage, and liability insurance in respect of hazards on U.S. Lead's business premises. U.S. Lead carries a general liability policy which provides for coverage of $1,000,000 per occurrence and $5,000,000 in the aggregate.

     U.S. Lead will face potential claims and liabilities, including claims for environmental damage and property damage, which arise out of its business activities and the business activities of its franchisees and subcontractors. Even though U.S. Lead's franchisees do not perform abatement services, the services they do perform may expose persons affiliated with U.S. Lead (i.e., franchisees, employees or others) and others to hazardous substances and may involve a significant risk to U.S. Lead for liability for environmental damage, personal injury, property damage and fines and costs imposed by regulatory agencies. Claims could possibly be asserted against U.S. Lead under federal and state statutes and regulations, common law, contractual indemnification agreements or otherwise. There can be no assurance that U.S. Lead will not be subject to claims which could materially and adversely affect its business, prospects, financial condition or results of operations. U.S. Lead currently has purchased insurance (which it believes to be adequate) to cover the exposure it could face from such claims; however, there can be no assurance that adequate insurance coverage will continue to be available to U.S. Lead at prices that are affordable, or that U.S. Lead will not face claims outside or in excess of its coverage under its insurance in the event a claim is asserted against U.S. Lead. Because U.S. Lead has limited financial and managerial resources, such an action (or the establishment of actual liability against U.S. Lead) could materially and adversely affect U.S. Lead. While U.S. Lead will require each of its franchisees and subcontractors to maintain insurance at levels that it believes are adequate, there can be no assurance that such insurance will continue to be available, or available at a cost that is acceptable. Should insurance prove difficult or costly, this factor could materially adversely affect the marketing of franchises, the ongoing operation of the franchisees or the availability of subcontractors. The relatively low dollar amount of the policy limit currently maintained, the possible future unavailability or modification of this insurance or any significant increase in insurance rates could have a material adverse effect on U.S. Lead's ability to compete effectively. In the event U.S. Lead expands its services into new markets, no assurance can be given that U.S. Lead will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits.

COMPETITION

     Competition in the lead testing service business is extremely intense. Lead testing services are currently being provided throughout the United States by numerous persons, including, but not limited to, small, locally-based contractors and small to mid-sized environmental services companies such as ATC Environmental Services Inc., Allied Corp. and Mystic Air Quality, Inc. and at least one highly capitalized company, Martin Marietta Corp. U.S. Lead expects other companies and ventures to provide services to the market expected to develop as a result of the adoption of the Lead-Based Paint Act, and regulations, it any, adopted pursuant thereto and that the competition will be very intense with respect to price and service. U.S. Lead anticipates that its competition will come from existing environmental consulting and testing firms, contractors, construction and existing abatement (i.e., asbestos) companies. U.S. Lead expects that many of its competitors will have greater financial, technical, human and managerial resources than U.S. Lead and will have already established a reputation in the general environmental services market. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations.

GOVERNMENT REGULATION

     U.S. Lead, its franchisees and subcontractors will be required to comply with federal, state and local government regulations applicable to environmental service companies, (particularly regulations governing companies providing lead-testing services) as well as with general business laws covering matters such as minimum wage requirements, overtime, working and safety conditions, and citizen requirements. U.S. Lead's compliance with these federal, state and local regulations is essential, and failure to comply with such regulations may have a material adverse effect on the business, prospects, financial condition and results of operations of U.S. Lead.

     U.S. Lead's franchise operations are subject to regulation by the FTC in compliance with the FTC Trade Regulation Rule on Franchising and Business Opportunities which requires, among other things, that U.S. Lead prepare and update periodically a comprehensive disclosure document, UFOC, in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer the franchise. U.S. Lead believes that upon updating and reregistering its UFOC, together with any applicable state versions or supplements, will comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

     In addition to the rules governing the offer and sale of franchises, U.S. Lead is also subject to a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal. Currently, 18 states, the District of Columbia, Puerto Rico and the Virgin Islands, have franchise termination and non-renewal laws. These laws govern the termination and/or non-renewal of the franchise agreement and, by and large, require the franchisor to have good cause, reasonable cause or just cause in order to terminate the franchise agreement or not to renew the franchise agreement. In addition, some of these laws provide for longer cure periods than those which currently exit in U.S. Lead's franchise agreement.

     While U.S. Lead intends to comply with all federal, state and local laws and regulations, there can be no assurance that it will continue to meet the requirements of such laws and regulations, which, in turn, could result in a withdrawal of approval to franchise in one or more jurisdictions. Any such loss of approval would have a material adverse effect upon U.S. Lead's ability to successfully market its franchises.

     Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could subject U.S. Lead and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. The state laws and regulations concerning termination and non-renewal of franchisees are not expected to have a material effect on the business, prospects, financial condition and results of operations of U.S. Lead. In addition, under court decisions in certain states absolute vicarious liability may be imposed upon franchisors based upon claims made against franchisees. Even if U.S. Lead is able to obtain coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against U.S. Lead. See "Insurance". Further, there can be no assurance that existing or future franchise regulations will not have an adverse effect on U.S. Lead's ability to expand its franchise program.

DESCRIPTION OF HICKORY LAND

     The Hickory Ridge Golf Course Community was acquired by the predecessor of Edenfield in June 1993. Plans for the property include an 18 hole championship golf course which will occupy approximately 142 acres and approximately 250, one-acre, residential single family lots. There are presently executed contracts for the sale of seven of the residential lots.

     Upon completion, the golf course will be a 7,016-yard, 18-hole, par-72 golf course. The golf course property is situated at the easterly end of the Pine Mountain range in west-central Georgia. The golf course property is located approximately 6 miles north of the central business district of the city of Thomaston, Georgia. The golf course was designed by Gary Dowling and Roger Rulewich and built by The Golf Group which has built Robert Trent Jones golf courses. Uspon Ridge LLC intends to hire a professional golf course manager to manage the golf course.

     As the result of the flood of 1994, the construction of the golf course was delayed and the first nine holes were officially opened in September 1995. The second nine holes are currently under construction and are completely shaped. The tees have been built and six holes are completed with irrigation. The last three holes are being designed around a wetland area in cooperation with the U.S. Army Corps of Engineers, in order to preserve the adjacent wetland area. There are 10,500 feet of cart paths completed as well as 7,000 feet of paved roadways. Electricity has been brought to the pump station and 54 of the 250 one-acre residential have been surveyed and are ready for sale. The residential lots will be serviced by a private water system, natural gas and septic tanks.

     In addition to the golf course, the property benefits from the small town environment of Thomaston, Georgia. The residential lots are price positioned at the top of the local and regional market and below the Atlanta and Macon markets. It is also positioned as a high quality golf-oriented residential community featuring moderate to upper end housing.

      EMPLOYEES

     In addition to Marvin E. Greenfield, who is President, Treasurer, Chief Executive Officer, and a Director of the Company, Regent currently employs one administrative assistant and a file clerk.

     U.S. Lead has four (4) full time employees.

     The Company believes its future prospects will depend upon the ability to identify and retain capable management. The Company considers its relations with employees, who are not represented by any labor organization, to be satisfactory.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located at 477 Madison Avenue, Suite 701, New York, New York 10022, where the Company occupies approximately 1,500 square feet pursuant to a lease ending June 30, 1998 at an annual rental of $38,400. The lease is believed to be at a market rate.

     U.S. Lead leases approximately 2,500 square feet at 10 Townsend Square, Oyster Bay, New York at a monthly rental at an aggregate of $3,000, pursuant to two separate leases. The leases expire in January 1998, and October 1998, respectively, and the space is utilized as U.S. Lead's executive office and classrooms for training franchisees and others. The Company has agreed to pay an additional $5,000 per month to cover $20,100 of past arrearages.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A shareholders meeting was held on July 15, 1997 which was attended by a majority of the shareholders. At which meeting a new Board of Directors was elected.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Regent's Common Stock is traded in the over-the-counter market on the NASD Non-NASDAQ Electronic Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid and asked prices for one share of Common Stock. These prices were obtained from the National Quotation Bureau, Incorporated. All prices prior to April 18, 1995 reflect transactions effected prior to the one for ten reverse stock split which was effective as of April 17, 1995. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

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

Fiscal Year Ended                  Bid Prices                 Asked Prices
  July 31, 1996                -----------------           -------------------
-----------------               High        Low             High         Low
                               ------      -----           ------       ------
August 1, 1995 through
October 31, 1995 ...........   1 7/8        1/4             2 1/8        3/4

November 1, 1995 through
January 31, 1996 ...........   15/16        1/4             1 1/8        1/2

February 1, 1996 through
April 17, 1996 .............    9/16        1/8               3/4        1/2

April 18, 1996 through
April 30, 1996 (1) .........   2 1/8        1/8               3/4        1/2

May 1, 1996 through
July 31, 1996 ..............   2 1/8        9/16            2 1/2        5/8

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Fiscal Year Ended                  Bid Prices                 Asked Prices
  July 31, 1997                -----------------           -------------------
-----------------               High        Low             High         Low
                               ------      -----           ------       ------

August 1, 1996 through
October 31, 1996 ...........  3 3/16          3/4           3 5/8         1 1/4

November 1, 1996 through
January 31, 1997 ...........   3 5/8        13/16           3 7/8          1/2

February 1, 1997 through
April 30, 1997 .............   3 3/4       2                4            2 3/8

May 1, 1997 through
July 31, 1997 ..............   4 1/4       2 9/16           4 3/4        2 7/8




-----------

(1) The Company declared a 1 for 10 reverse stock split effected on April 17, 1995 and the prices reflect such change.

     (b)  Approximate Number of Equity Security Holders.

     The following table sets forth the approximate number of holders of record of the equity securities of Regent listed:

                                               Number of Holders at
Title of Class                                  November 1, 1997
--------------                                 --------------------

Common Stock, $.06 2/3 par value .............         1,257

Series B Convertible Preferred
  Stock, $1.00 par value .....................            10

Series C Preferred Stock,
  $1.00 par value ............................            81

     (c) Dividend Policy

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

Item 6. Selected Financial Data

                                           Years Ended July 31,
                            ---------------------------------------------------
                            1997(3)(4)   1996(4)   1995(4)    1994(4)   1993(4)
                            ----------   -------   -------    -------   -------
                             (In thousands of dollars, except per share data)

Selected Statements of Operations Data:

Sales ...................    $1,080     $1,496      $ 577     $  339     $ --
Cost of sales ...........       414        555        246        177       --
Gain on sale of sub-
 sidiary ................       621       --         --         --         --
Interest expense ........      --          181         25          6          2
(Loss) before income tax
 provision ..............      (326)      (758)      (430)      (490)      (168)
Income tax provision ....      --            5          1          5          3
Net (loss) ..............      (326)      (763)      (431)      (495)      (171)
  (Loss) per common and
   common equivalent
   shares ...............      (.35)      (.79)      (.74)     (1.34)      (.88)



                                           Years Ended July 31,
                              -----------------------------------------------
                              1997      1996(2)     1995     1994(1)     1993
                              ----      -------     ----     -------     ----
                                        (In thousands of dollars)
Selected Balance Sheet Data:

Total Assets.............    $  484     $3,186     $1,544     $1,200     $ 580

Long-term debt...........       132         96         12         39      --

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

(3) The Company sold Krystal on February 21, 1997. Accordingly, the results of Krystal's operations are reflected through the date of sale.

(4) All share and per share data have been restated to reflect the 1-10 reverse stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

      On February 21, 1997, the Company consummated the sale of its only operating subsidiary, Krystal Fountain Water Company Limited. The selling price was approximately $1,600,000 resulting in a gain of approximately $621,000. Subsequent to the sale, the Company liquidated substantially all of its liabilities. The Company continues to pursue other investment opportunities. The Company recently acquired an eighty (80%) percent interest in one business and entered into a letter of intent for another business.

      In September 1997, Regent acquired eighty (80%) percent of the capital stock of U.S. Lead for a purchase price of $2,000,000 of which $750,000 has been advanced toward the purchase price and the balance of $1,250,000 is payable by the Company upon the successful completion of financing.

      In November 1997, Regent entered into a letter of intent to acquire a fifty (50%) percent interest in Upson Ridge LLC, a Georgia limited liability company, which owns a 410-acre golf course and residential community development in Thomaston, Georgia known as Hickory Land. In exchange for acquiring an interest in Hickory Land, Regent will issue 500,000 shares of the Company's common stock to BSM, Inc., a principal stockholder of Regent. As part of the acquisition, Regent has agreed to arrange the financing for the Hickory Land. There are not yet any definitive agreements in connection with obtaining financing for the Hickory Land and there can be no assurance that such financing will be obtained. In the event Regent does not obtain financing for the Hickory Land, the acquisition will not be consummated.

      The Company's viability as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. The Company has borrowed funds from stockholders of the Company to meet obligations on the U.S. Lead acquisition. Management is actively seeking additional capital to ensure the continuation of its operations and for the various acquisitions. The Company has partially funded the U.S. Lead acquisition, however, there is no assurance that additional capital will be obtained to complete the U.S. Lead transaction or the golf course community development project. This raises substantial doubt about the ability of the Company to continue as a going concern.

Results of Operations

  1997 Compared to 1996

      The Company operated its business through Krystal. The Company acquired Krystal in October 1993. In November 1995 Krystal acquired substantially all the net assets of Water Express. Regent's investment in Krystal was reduced to fifty (50%) percent as a result of the acquisition. The operating results of Water Express have been included in the consolidated statement of operations from the date of acquisition. On February 21, 1997, Regent sold its investment in Krystal. The consolidated financial statements include the accounts of the Company and its subsidiary through the sale date.

  Sales

      Revenues from sales decreased 27.8% to $1,079,808 for the year ended July 31, 1997 from $1,495,846 for the year ended July 31, 1996. The decrease is primarily due to revenues for Krystal are reflected only through the date of sales as compared to revenues for the entire prior year. Prior to the sale of Krystal revenues increased from the prior year due to an increase in the number of customers and more demand for the Company's product.

  Cost of Sales

      Cost of sales decreased 25.5% to $413,722 for the year ended July 31, 1997 from $555,282 for the year ended July 31, 1996 due to the reasons described above.

  Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased 12.8% to $1,404,380 for the year ended July 31, 1997 from $1,611,260 for the year ended July 31, 1996. The decrease is primarily due to the reasons described above offset, in part by, increases in officer's compensation and professional fees.

  Interest Expenses

      Interest expense increased to $228,032 for the year ended July 31, 1997 from $181,434 for the year ended July 31, 1996. The increase is primarily attributable to interest expense on the below market warrant given to Ballydine. The outstanding debt incurred by the Company was primarily paid off with the proceeds from the sale of Krystal.

  Gain on Sale of Subsidiary

      On February 21, 1997, the Company sold its investment in Krystal for $1,600,000, resulting in a gain of approximately $621,000.

1996 Compared to 1995

  Sales

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

  Accounting Standards

      For information regarding certain promulgated accounting standards, see
Note 1 of Notes to Consolidated Financial Statements.

  Other Matters

      This Form 10-K, other than the historical financial information, may consist of forward looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraph as well as those set forth under "Business - Risks and Uncertainties" in this Form 10-K.

Item 8. Financial Statements and Supplementary Data Index to Financial Statements and Supplementary Financial Data

                                                                     Page
                                                                   ---------
Independent Auditors' Report .................................     F-1 - F-2

Financial Statements:
      Consolidated Balance Sheets as of July 31,
      1997 and 1996 ..........................................     F-3 - F-4

      Consolidated Statements of Operations, Years
      Ended July 31, 1997, 1996 and 1995 .....................        F-5

      Consolidated Statements of Stockholders'
      (Deficiency) Equity, Years Ended July 31,
      1997, 1996 and 1995 ....................................     F-6 - F-7

      Consolidated Statements of Cash Flows, Years
      Ended July 31, 1997, 1996 and 1995 .....................     F-8 - F-9

      Notes to Consolidated Financial Statements .............    F-10 - F-24

                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders of
Regent Group Inc.
New York, New York

      We have audited the consolidated balance sheets of Regent Group Inc. and subsidiary (formerly NMC Corp.), as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Krystal Fountain Water Company Limited, a wholly-owned subsidiary, for the year ended July 31, 1995, which statements reflect total assets constituting twenty-four (24%) percent of consolidated assets at July 31, 1995 and total revenues constituting one-hundred (100%) percent of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Krystal Fountain Water Company Limited, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of other auditors for the year ended July 31, 1995, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regent Group Inc. and subsidiary at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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



WIENER, PENTA & GOODMAN, P.C.
Certified Public Accountants




Eatontown, New Jersey
October 24, 1997

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 July 31,
                                                        ------------------------
                                                          1997            1996
                                                        --------      ----------
Current Assets:
  Cash .........................................        $ 76,441      $   15,592
  Accounts receivable - less allowance
   for doubtful accounts of $9,000 in 1996 .....            --           587,696
  Inventories ..................................            --            13,468
  Prepaid expenses and other current
   assets ......................................         407,784         132,823
                                                        --------      ----------
          Total Current Assets .................         484,225         749,579
                                                        --------      ----------
Property, plant and equipment - net ............           8,687       1,437,612

Unamortized excess of cost over fair
 value of assets acquired ......................            --           979,595
Investment .....................................          50,000            --

Deferred acquisition costs .....................         119,277          18,868
                                                        --------      ----------
          TOTAL ASSETS .........................        $662,189      $3,185,654
                                                        ========      ==========


                    See notes to consolidated financial statements



                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                        July 31,
                                                              --------------------------
                                                                  1997           1996
                                                              -----------    -----------
Current Liabilities:
  Short-term debt .........................................   $   131,800    $ 1,251,373
  Current portion of long-term debt .......................          --           27,343
  Current portion of capital lease
   obligations ............................................          --          380,897
  Accounts payable ........................................          --          333,153
  Accrued expenses ........................................       118,158        274,811
  Customer deposits .......................................          --          105,873
  Deferred revenue ........................................          --          138,312
  Due to officer ..........................................       100,000        200,000
  Income taxes payable ....................................          --            7,970
                                                              -----------    -----------
          Total Current Liabilities .......................       349,958      2,719,732
                                                              -----------    -----------

Long-term debt ............................................          --           68,944
Deferred revenue ..........................................          --            7,392
                                                              -----------    -----------
          Total Liabilities ...............................       349,958      2,796,068
                                                              -----------    -----------
Minority interest in consolidated
  subsidiary ...............................................          --          543,461

Commitments and Contingent Liabilities

Stockholders' Equity (Deficiency):
  Preferred stock, par value $1; authorized
   500,000 shares (involuntary liquidation value $777,912):
    Convertible Series B, at redemption
      value; issued and outstanding
      65,141 shares .......................................       130,282        130,282
    Cumulative Series C, par value $1;
      issued and outstanding 64,763
      shares ..............................................        64,763         64,763
  Common stock, par value $.06-2/3;
   authorized 20,000,000 shares; issued
   and outstanding 1,494,493 and 986,677
   shares .................................................        99,682         65,811
  Additional paid-in capital ..............................     8,224,858      7,368,110
  Deficit .................................................    (8,207,354)    (7,792,894)
  Foreign currency translation adjustment .................          --           10,053
                                                              -----------    -----------
          Total Stockholders' Equity
           (Deficiency) ...................................       312,231       (153,875)
                                                              -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY) ............................   $   662,189    $ 3,185,654
                                                              ===========    ===========

                     See notes to consolidated financial statements.

                           REGENT GROUP INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended July 31,
                                          -------------------------------------
                                             1997          1996         1995
                                          ----------    ----------   ----------
Revenues:
   Sales .............................    $1,079,808    $1,495,846   $  575,247
   Other income ......................        19,668            70       31,752
   Gain on sale of subsidiary ........       620,529          --           --
                                          ----------    ----------   ----------
                                           1,720,005     1,495,916      606,999
                                          ----------    ----------   ----------
Costs and Expenses:
   Cost of sales .....................       413,722       555,282      246,205
   Selling, general and administrative
    expenses .........................     1,404,380     1,611,260      765,504
   Interest expense ..................       228,032       181,434       25,496
                                          ----------    ----------   ----------
                                           2,046,134     2,347,976    1,037,205
                                          ----------    ----------   ----------
(Loss) before income tax provision ...      (326,129)     (852,060)    (430,206)

Minority interest in net income (loss)
  of consolidated subsidiary .........        88,331       (94,368)        --
                                          ----------    ----------   ----------
(Loss) before income tax provision ...      (414,460)     (757,692)    (430,206)

Income tax provision .................          --           5,643        1,111
                                          ----------    ----------   ----------
Net loss .............................    $ (414,460)   $ (763,335)  $ (431,317)
                                          ==========    ==========   ==========

Loss per common share ................         $(.35)        $(.79)       $(.74)
                                               =====         =====        =====
Weighted average number of common
 shares outstanding ..................     1,177,644       970,010      581,882
                                          ==========    ==========   ==========


                    See notes to consolidated financial statements.



                                                  REGENT GROUP INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                              YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                    Preferred Stock
                       --------------------------------------
                           Convertible         Cumulative
                       --------------------------------------                                                 Foreign
                            Series B            Series C           Common Stock       Additional              Currency
                       ----------------   -------------------   ------------------     Paid-In               Translation
                       Shares   Amount    Shares      Amount     Shares     Amount     Capital    Deficit     Adjustment     Total
                       ------  --------   ------     --------   -------    -------    ---------   --------    ----------    -------
Balance, August 1,
 1994 ...............  65,141  $130,282   64,763    $ 64,763   436,677    $29,126   $6,968,326  $(6,598,242)   $  8,051   $ 602,306

Issuance of common
 stock in lieu of
 compensation and
 consulting (at
 $.833 per share) ...                                          500,000     33,350      383,317                              416,667

Foreign currency
 translation
 adjustment .........                                                                                             15,556     15,556

Net (loss) ..........                                                                              (431,317)               (431,317)
                       ------  --------  ------     --------   -------    -------    ---------   -----------     ------   ---------
Balance, July 31,
 1995 ...............  65,141   130,282  64,763       64,763   936,677     62,476    7,351,643   (7,029,559)      23,607    603,212

Issuance of common
 stock in lieu of
 compensation (at
 $.25 per share) ....                                           50,000      3,335        2,915                                6,250

Issuance of warrants
 in lieu of interest
 (at $.001 per
  share) ...........                                                                    13,552                               13,552

Foreign currency
 translation
 adjustment ........                                                                                            (13,554)    (13,554)

Net (loss) .........                                                                                (763,335)              (763,335)
                       ------  --------  ------     --------   -------    -------    ---------   -----------     ------   ---------

Balance, July 31,
 1996 ..............   65,141   130,282  64,763       64,763   986,677     65,811    7,368,110    (7,792,894)    10,053    (153,875)


                                                                                                                         (Continued)



                                           See notes to consolidated financial statements.




                                                  REGENT GROUP INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

                                              YEARS ENDED JULY 31, 1997, 1996 AND 1995


                                     Preferred Stock
                           -----------------------------------
                           Convertible         Cumulative
                           -----------------------------------                                                  Foreign
                               Series B            Series C         Common Stock      Additional               Currency
                           ---------------- ------------------   ------------------     Paid-In               Translation
                            Shares   Amount  Shares    Amount     Shares     Amount     Capital    Deficit     Adjustment     Total
                           ------  -------- ------   --------   -------    -------    ---------   --------    ----------    -------

Issuance of options and
 warrants in lieu of
 compensation (at $.001
 to $2.50 per share) ....                                                               390,821                             390,821

Issuance of common stock
 in lieu of compensa-
 tion and consulting (at
 $1.00 to $2.9375 per
 share) .................                                         150,000    10,005     266,870                             276,875

Exercise of stock options
 and warrants (at $.001
 to $1.00 per share) ....                                         357,816    23,866      76,343                             100,209

Issuance of warrants in
 lieu of interest (at
 $.001 per share) .......                                                               122,714                             122,714

Foreign currency trans-
 lation adjustment ......                                                                                       (10,053)    (10,053)

Net (loss) ..............                                                                             (414,460)            (414,460)
                             ------  --------  ------ --------  ---------  --------   ----------   -----------  -------   ---------

Balance, July 31, 1997 ..    65,141  $130,282  64,763 $ 64,763  1,494,393  $ 99,682   $8,224,858   $(8,207,354) $   --    $ 312,231
                             ======  ========  ====== ========  =========  ========   ==========   ===========  =======   =========





                                           See notes to consolidated financial statements.





                                  REGENT GROUP INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended July 31,
                                                          -----------------------------------------
                                                              1997           1996           1995
                                                          -----------    -----------    -----------
Cash flows from operating activities:
  Net (loss) ..........................................   $  (414,460)   $  (763,335)   $  (431,317)
  Adjustments to reconcile net (loss) to net cash
   provided from operating activities:
    Depreciation and amortization .....................       208,792        285,511        100,522
    Non-employee non-cash compensation ................       456,038         19,802           --
    Non-cash executive compensation ...................       211,658        150,000        150,000
    Reserve for bad debts .............................        (9,000)         9,000           --
    Gain on sale of subsidiary ........................      (620,529)          --             --
    Minority interest in income (loss) of consolidated
      subsidiary ......................................        88,331        (94,368)          --
    Gain on sale of equipment .........................       (21,282)        (9,645)          --
    Changes in operating assets and liabilities net of
     effects from acquisition of Water Express and sale
     of Krystal Fountain Water Company Limited ........      (262,465)       (53,861)        96,787
                                                          -----------    -----------    -----------
       Net Cash (Used in) Operating Activities ........      (362,917)      (456,896)       (84,008)
                                                          -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of subsidiary ....................     1,624,295           --             --
  Proceeds from sale of equipment .....................        54,628         16,173           --
  Purchase of property, plant and equipment ...........      (412,904)      (131,515)       (51,750)
  Prepayments on acquisitions .........................       (50,000)          --         (164,974)
                                                          -----------    -----------    -----------
      Net Cash Provided by (Used in) Investing
       Activities .....................................     1,216,019       (115,342)      (216,724)
                                                          -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from borrowings ............................       636,243        804,711        823,567
  Proceeds from minority shareholder ..................          --           77,150           --
  Repayments of borrowings ............................    (1,518,652)      (294,520)      (525,259)
  Proceeds from sale of common stock ..................       100,209           --             --
                                                          -----------    -----------    -----------
      Net Cash Provided by (Used in) Financing
       Activities .....................................      (782,200)       587,341        298,308
                                                          -----------    -----------    -----------
Foreign currency translation adjustment ...............       (10,053)       (13,554)        15,556
                                                          -----------    -----------    -----------
Net Increase in Cash ..................................        60,849          1,549         13,132
Cash - beginning of year ..............................        15,592         14,043            911
                                                          -----------    -----------    -----------
Cash - end of year ....................................   $    76,441    $    15,592    $    14,043
                                                          ===========    ===========    ===========

                                                                         (Continued)

                           See notes to consolidated financial statements.





                                                  REGENT GROUP INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Continued)


                                                                                                   Years Ended July 31,
                                                                                          ----------------------------------------
                                                                                             1997           1996           1995
                                                                                          ----------    -----------      ---------
Changes in operating assets and liabilities net of effects from purchase of
 Water Express and the sale of Krystal Fountain Water Company Limited consist of:
   (Increase) in accounts receivable ..................................................   $   (1,032)   $  (206,855)     $ (51,033)
   (Increase) decrease in inventories .................................................        8,214         (4,433)        12,664
   (Increase) in prepaid expenses and sundry receivables ..............................     (274,961)       (90,683)       (23,086)
   (Increase) in deferred acquisition costs ...........................................     (100,409)      (106,570)          --
   Decrease in other assets ...........................................................         --             --           13,540
   Increase in accounts payable .......................................................    1,002,820        149,178         72,356
   Increase (decrease) in accrued expenses ............................................     (256,653)       113,889         47,640
   Increase (decrease) in income taxes payable ........................................       (7,970)         4,940             49
   Increase (decrease) in deferred revenue ............................................     (145,704)        73,642         24,657
   Increase (decrease) in customer deposits ...........................................     (105,873)        13,031           --
   (Decrease) in lease obligations ....................................................     (380,897)          --             --
                                                                                          ----------    -----------      ---------
                                                                                          $ (262,465)   $   (53,861)     $  96,787
                                                                                          ==========    ===========      =========
Supplementary information:
   Cash paid during the year for:
      Interest ........................................................................   $  126,566    $   128,998      $   7,754
                                                                                          ==========    ===========      =========
      Income taxes ....................................................................   $    7,950    $     2,568      $   2,981
                                                                                          ==========    ===========      =========
Supplementary information of non-cash investing and financing activities:
    During 1995, Krystal Fountain Water Company Limited purchased the net assets of Water Express.
    In conjunction with this acquisition:
      Fair value of assets acquired ...................................................   $     --      $ 1,260,110      $    --
                                                                                          ==========    ===========      =========
      Liabilities assumed .............................................................   $     --      $   360,399      $    --
                                                                                          ==========    ===========      =========
    Common stock issued for compensation ..............................................   $   80,000    $     6,250      $ 250,000
                                                                                          ==========    ===========      =========
    Common stock issued for consulting services .......................................   $  196,875    $      --        $ 166,667
                                                                                          ==========    ===========      =========
   Warrants issued in lieu of payment of interest .....................................   $  122,714    $    13,552      $    --
                                                                                          ==========    ===========      =========
    Issuance of options and warrants for employee
     and non-employee compensation ....................................................   $  390,821    $      --        $    --
                                                                                          ==========    ===========      =========


                                           See notes to consolidated financial statements.


                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

           Regent Group Inc. (the "Company" or "Regent"), formerly NMC Corp., was incorporated under the laws of the State of Delaware on November 28, 1962 and is a holding Company for its subsidiaries.

        Recent Developments

           a) On February 21, 1997, the Company sold its only operating business, Krystal Fountain Water Company Limited ("Krystal"). The selling price was approximately $1,600,000 resulting in a gain on the sale of approximately $621,000.

           b) On September 22, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. U.S. Lead has executed an agreement with HFS Inc. ("HFS") to become their exclusive preferred vendor for lead testing services for Century 21, ERA and Coldwell Banker. HFS is a global consumer services company. Through October 31, 1997, the Company has advanced U.S. Lead $750,000 toward the purchase price. The balance of $1,250,000 is payable by the Company upon the successful completion of financing.

           c) The Company has entered into an agreement with BSM Inc. ("BSM") whereby the Company will issue to BSM 500,000 shares of Regent common stock in exchange for BSM assigning to the Company BSM's rights, title and interest in a contract to purchase a fifty (50%) percent interest in a golf course and residential community development in Thomaston, Georgia (the "Hickory Land"). In October 1997, Upson Ridge LLC ("Upson"), a Georgia limited liability company, was formed to acquire and complete the development of the Hickory Land. Each of Edenfield Enterprises Inc. ("Edenfield") and Regent will have a fifty (50%) percent interest in Upson. Edenfield will convey the land to Upson and Regent has agreed to arrange for the financing of Upson. There are not yet any definitive agreements in connection with obtaining financing for the Hickory Land and there can be no assurance that such financing will be obtained. In the event that Regent does not obtain financing for the Hickory Land the acquisition will not be consummated.

           d) On March 14, 1997 the Company amended its original agreement in principle, to acquire Select Acquisitions, Inc. ("Select"). The Board of Directors of Select voted to reject the acquisition and the Board of Directors of Regent voted not to proceed with any alternative offers.

           e) The Company terminated its letter of intent to acquire Canal Jean Co., Inc. The Board of Directors of the Company voted not to proceed after completing its due diligence.

        Basis of Presentation

           The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           The Company has experienced recurring losses and negative cash flows from operations through July 31, 1997. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to July 31, 1997.

           The Company's viability as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. Management is actively seeking additional capital to ensure the continuation of its operations and for various acquisitions. The Company has partially funded the U.S. Lead acquisition, however, there is no assurance that additional capital will be obtained to complete the U.S. Lead transaction or the golf course community development project. This raises substantial doubt about the ability of the Company to continue as a going concern.

           The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        Principles of Consolidation

           The consolidated financial statements include the accounts of the Company and its fifty (50%) percent owned subsidiary through the sale date of February 21, 1997. All significant intercompany transactions and balances have been eliminated.

        Use of Estimates

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

        Foreign Currency Translation

           The financial statements of the foreign subsidiary is generally measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity (deficiency). Income and expense items are translated at average monthly rates of exchange. Gains or losses from foreign currency transactions of the subsidiary is included in net earnings.

        Deferred Acquisition Costs

           Costs incurred in connection with proposed acquisitions are deferred until the acquisitions have either been completed and will then be included as part of the purchase price or expensed if the acquisitions are not completed.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property and Equipment

           Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line and declining-balance methods over the estimated useful lives of the assets.

        Minority Interest

           Minority interest represents the minority stockholders' proportionate share of the investment of Krystal. In February 1997, the Company sold its entire fifty (50%) percent investment interest in Krystal.

        Common Stock

           The Board of Directors authorized a 1-10 reverse stock split effective as of April 17, 1995. All share and per share data for prior periods presented have been restated to reflect the reverse stock split.

        Impairment of Long Lived-Assets

           In March 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement was adopted by the Company in 1996. Since adoption, no impairment losses have been recognized.

        Stock-Based Compensation

           Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure only provisions of SFAS No. 123 for pro forma information.

        Recently Issued Accounting Standard

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. The Company will begin reporting per share information according to this new standard in its January 31, 1998 quarterly report on Form 10-Q. The Company does not expect the implementation of SFAS No. 128 regarding the restatement of prior periods per share data to have a material effect on the Company's computation.

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that changes in the amounts of comprehensive income is not required. This statement is effective for fiscal years beginning after December 15, 1998. The Company expects that the adoption of this statement will not have any significant impact on the financial statements of the Company.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Deferred Revenue

           Assets leased under operating leases to customers are included in fixed assets and are depreciated over their useful lives. Rental income from operating leases is included in the statement of operations on a straight-line basis over the term of the lease. Amounts not earned are reflected in deferred revenue.

        Unamortized Excess of Cost Over Fair Value of Assets Acquired

           The excess of cost over fair value of assets acquired is being amortized on a straight-line basis principally over twenty (20) years. Amortization was approximately $26,000, $51,000 and $47,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

        Fair Value of Financial Instruments

           For financial instruments including cash, accounts receivable, prepaid expenses and other current assets, short-term debt, accounts payable, accrual expenses, capital lease obligations, and amounts due to officer it was assumed that the carrying values approximated fair value because of their short-term maturities. It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

        (Loss) Per Common Share

           (Loss) per common share is computed using the weighted average number of common shares outstanding during the year. The convertible preferred stock and outstanding options and warrants are not considered common share equivalents for the purposes of the computation of earnings per share because their effect is antidilutive.

        Reclassification

           Certain reclassifications have been made to prior year balances to conform with the current year's presentation.

 2.     ACQUISITION

           On November 1, 1995, Krystal acquired substantially all the net assets of Water Express, a water distribution company in the United Kingdom in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $379,000 in cash, and a promissory note for approximately $125,000. The total purchase price approximated $1,085,000. Accordingly, the Company's investment in Krystal was reduced to fifty (50%) percent.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.     ACQUISITION (Continued)

           The acquisition has been accounted for using the purchase method of accounting, and, accordingly the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets of Water Express acquired was $1,260,000 and the liabilities assumed totalled $360,000 resulting in goodwill of approximately $185,000, which will be amortized principally over twenty (20) years. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

           Proforma unaudited operating information for the years ended July 31, 1996 and 1995 of Regent, Krystal and Water Express assuming the business combinations had occurred at the beginning of the respective year in which Water Express was acquired as well as at the beginning of the immediate preceding year is as follows:

                                                         July 31,
                                                ----------------------------
                                                   1996              1995
                                                ----------        ----------
        Net sales ...........................   $1,661,505        $1,216,508

        Net (loss) ..........................     (726,874)         (285,472)

        Net (loss) per share ................        $(.75)            $(.49)

           During February, 1997, the Company sold its fifty (50%) percent investment in Krystal to Regent's fifty (50%) percent equity partner in Krystal for approximately $1,600,000.

 3.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                               July 31,
                                                         ---------------------
                                                           1997        1996
                                                         -------    ----------
        Machinery and equipment ..................       $22,710    $1,652,225
        Leasehold improvements ...................         6,197         6,197
        Master tapes .............................        20,001        20,001
                                                         -------    ----------
                                                          48,908     1,678,423
        Less accumulated depreciation
          and amortization .......................        40,221       240,811
                                                         -------    ----------
        Net property, plant and equipment ........       $ 8,687    $1,437,612
                                                         =======    ==========

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.     DEBT

        Short-term debt is as follows:

                                                              July 31,
                                                       -----------------------
                                                         1997          1996
                                                       --------     ----------
Unsecured note, due on demand,
 interest at 12% per annum (1) ...................     $131,800     $     --

Secured note, due March 20, 1997,
 interest at 7.5% per year (2) ...................         --          100,000

Secured note, due the earlier of March 31,
 1997 or within three (3) days after the
 closing of a secondary offering of the
 Company's securities, interest at 18%
 per year (3) ....................................         --          649,692

Secured note, due the earlier of July 31,
 1997 or within ten (10) days  after the
 closing of a secondary offering of the
 Company's securities, interest at 10%
 per year (4) ....................................         --          200,000

Secured note, due on demand, interest
 at 5% per year (5) ..............................         --           71,593

Unsecured note, due on demand,
 interest at 5% per year (6) .....................         --          103,541

Unsecured note, due on demand,
 interest at 5% per year (7) .....................         --          120,416

Unsecured notes, due on demand,
 interest at 5% per year .........................         --            6,131
                                                       --------     ----------
                                                       $131,800     $1,251,373
                                                       ========     ==========
Long-term debt is as follows:

Secured notes payable, due July, 1997
 through April, 2000, interest at 9%
 per year ........................................     $   --       $   96,287

Less current maturities ..........................         --           27,343
                                                       --------     ----------
                                                       $   --       $   68,944
                                                       ========     ==========

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.     DEBT (Continued)

(1) The unsecured note, which was advanced on July 31, 1997, is payable to Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Greenfield"), the Company's President and Chief Executive Officer. During August and September, 1997, Mrs. Greenfield advanced Regent $218,200.

(2) The note payable to Republic Bank was collateralized by a certificate of deposit owned by an affiliate of Mrs. Greenfield. During September 1997, Regent borrowed $100,000 from Republic Bank which was again collateralized by a certificate of deposit owned by an affiliate of Mrs. Greenfield.

(3) On December 8, 1995, Regent and Krystal entered into loan agreements with Ballydine Investments Limited ("Ballydine") for a combined line-of-credit ("line-of-credit") of up to $750,000 with interest at 18% per year, payable monthly. The line-of-credit was guaranteed by Regent and secured by the fifty (50%) percent of Krystal owned by the Company.
        Any amount that Krystal borrowed was secured by an English debenture ("Security Agreement") from Krystal which encumbered all of Krystal's assets in favor of Ballydine. The lien on this collateral was superior to prior liens given to other lenders, including the affiliated entities. Additionally, the Company granted to Ballydine a warrant to purchase 9.9% of the outstanding, fully diluted shares of the Company, or 203,990 shares at $.001 per share (which was below fair market value) expiring December, 2006. This resulted in additional interest expense of $13,552 and $122,714 during the years ended July 31, 1996 and 1997, respectively. Interest expense on the loans for the years ended July 31, 1997 and 1996 was $62,092 and $59,689, respectively, of which $10,339 was included in accrued expenses at July 31, 1996.
        During May 1997, Ballydine exercised their warrant.

        On September 30, 1996, Krystal paid Ballydine $286,000 in full payment of the amounts advanced by Ballydine. The monies to repay the loan were advanced to Krystal from the shareholders of Krystal. The advances were due on demand subject to there being cash flow to pay the shareholders.

        Ballydine advanced Regent $165,000 during the period August 1, 1996 through February 28, 1997. The amount due Ballydine from Regent in the amount of $510,791 was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

(4) The secured note to a shareholder of the Company was collateralized by all of the common stock of Krystal owned by the Company subordinated to the line-of-credit discussed in (3) above. Additionally, the Company granted to the shareholder a warrant to purchase 100,000 shares of the Company's common stock at $1.00 per share. Interest in the amount of $7,595, $20,000 and $8,398, has been expensed for the years ended July 31, 1997, 1996 and 1995, respectively, of which $27,595 was included in accrued expenses at July 31, 1996. The note, including all outstanding interest, was repaid on February 28, 1997 from the proceeds from the sale of Krystal. In November 1996, the shareholder executed his warrant. During August, 1997, the shareholder advanced the Company $200,000.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.     DEBT (Continued)

(5) The secured note payable to Mrs. Greenfield was collateralized by all of the common stock of Krystal owned by the Company. The security interest was subordinate to the line-of-credit and the third party lender discussed in (3) and (4) above. Mrs. Greenfield advanced Regent $38,394 during the period August 1, 1996 through July 31, 1997. The note was repaid on March 20, 1997 from the proceeds from the sale of Krystal. Interest in the amount of $6,755, $6,308 and $7,243 has been expensed for the years ended July 31, 1997, 1996 and 1995, respectively. As of July 31, 1996 interest in the amount of $15,058 was included in accrued expenses.

(6) The unsecured note was payable to Mrs. Greenfield representing advances made by Mrs. Greenfield to Krystal. Interest expense was $451, $2,861 and $728 for the years ended July 31, 1997, 1996 and 1995, respectively. Interest in the amount of $3,312 was included in accrued expenses as of July 31, 1996. The note was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

(7) The unsecured note is payable to Matthew Mitchison, a fifty (50%) percent owner of Krystal. This liability was assumed by Krystal as part of the agreement with Mr. Mitchison to purchase Regent's fifty (50%) percent interest in Krystal.

 5.     INCOME TAX

           As of July 31, 1997, the Company has a net operating loss carryforward ("NOL") of approximately $3,031,000 expiring in the years 1998 through 2011. The Company has not reflected any benefit of such NOL carryforward in accordance with the Financial Accounting Board Statement No. 109 (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

        The provision for income taxes consists of the following:

                                                      Year Ended July 31,
                                              ---------------------------------
                                                 1997        1996        1995
                                              ---------   ---------   ---------
        Current:
          Federal .........................   $    --     $    --     $    --
          Foreign .........................        --          --          --
          State ...........................        --         5,643       1,111
                                              ---------   ---------   ---------
                                              $    --     $   5,643   $   1,111
                                              =========   =========   =========


           A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                      Year Ended July 31,
                                              ---------------------------------
                                                 1997        1996        1995
                                              ---------   ---------   ---------
        Tax (benefit) computed
         at the Federal statutory rate ....   $(140,916)  $(257,615)  $(146,270)
        Increase in taxes resulting from:
          State income taxes ..............        --         1,919         378
          Effect of unused tax losses .....     140,916     261,339     147,003
                                              ---------   ---------   ---------
                                              $    --     $   5,643   $   1,111
                                              =========   =========   =========

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.     INCOME TAX (Continued)

           The temporary differences between the tax bases of assets and the financial reporting amount that give rise to the deferred tax assets and their approximate tax effect are as follows:

                                                 July 31,
                          -----------------------------------------------------
                                     1997                       1996
                          -------------------------   -------------------------
                           Temporary                  Temporary
                           Difference   Tax Effect    Difference    Tax Effect
                          -----------   -----------   -----------   -----------
Net operating
 loss carryforward.....   $ 3,031,000   $ 1,212,000   $ 3,387,000   $ 1,254,000
Officer salary ........       100,000        40,000       200,000        80,000
Valuation
 allowances ...........    (3,131,000)   (1,252,000)   (3,587,000)   (1,334,000)
                          -----------   -----------   -----------   -----------
                          $     --      $     --      $     --      $     --
                          ===========   ===========   ===========   ===========

 6.     EMPLOYMENT AGREEMENTS

        On July 28, 1997, the Board of Directors of the Company awarded Mr. Greenfield a bonus in the amount of $100,000 which is included in due to officer at July 31, 1997.

        The Board of Directors also approved a new employment agreement with Mr. Greenfield commencing August 1, 1997. Mr. Greenfield's compensation will be $250,000 per year. The employment agreement expires July 31, 2001.

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

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7.     CAPITAL STOCK (Continued)

        d) Other information is summarized as follows:

                                                     Convertible     Cumulative
                                                       Series B       Series C
                                                      ----------     ---------

              Number of common shares to
                be issued upon conversion
                of each preferred share ...........       10            None

              Redemption price and involuntary
                liquidation value per preferred
                shares (if redeemed, must be in
                series order, Convertible Series
                B then Cumulative Series C) .......      $2.00        $10.00(1)

              (1)    Plus any dividend in arrears.

              Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value. Series shares are stated at par value.

        e)    Common Stock

              The Board of Directors authorized a 1-10 reverse stock split effective as of April 17, 1995. The aggregate number of shares of common stock which the Company is authorized to issue remained at 20,000,000, par value of $.06 2/3. All share and per share data have been retroactively restated to give effect to the reverse stock split.

              On March 14, 1995, the Board of Directors approved the issuance of 300,000 shares of the Company's common stock to Mr. Greenfield in consideration for his forgiving the accrued compensation due him for services provided to the Company in the amount of $250,000 for the period August 1, 1993 to March 31, 1995.

              On March 14, 1995, the Board of Directors approved the issuance of 200,000 shares of the Company's common stock to a consultant as consideration. This resulted in consulting expense of $166,667 for consulting services in connection with the proposed acquisition of certain entities in the United Kingdom of which $83,334 has been capitalized in connection with the acquisition of Water Express and is included in unamortized excess of cost over fair value of assets acquired at July 31, 1996 and the balance of $83,333, was expensed during the year ended July 31, 1996. Subsequent to the issuance of the common stock, Mr. Poliskin was elected to the Company's Board of Directors, but has since resigned.

              On December 1, 1995, Paul Woolford ("Woolford"), the Managing Director of Krystal and a Director of the Company, received 50,000 shares of the Company's common stock as part of his employment agreement. Compensation expense of $6,250 was charged to operations during the year ended July 31, 1996.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7.     CAPITAL STOCK (Continued)

              On February 25, 1997, Mr. Greenfield and Mr. Woolford each received 25,000 shares of the Company's common stock in connection with the sale of Krystal. This resulted in a total expense of $80,000 which was charged against the gain from the sale of Krystal.

 8.     OPTIONS AND WARRANTS

        The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded except for $131,660 for fiscal year ended 1997, which represents the value of stock options and warrants that were granted below fair market value at the time of the grant. Had compensation cost for the Company's stock option plans and warrants been determined based on the fair value at the grant date for awards in fiscal year 1997 and 1996, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                          Years Ended July 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
        Net loss -- as reported ....................    $(414,460)   $(763,335)
        Net loss -- pro forma ......................    $(445,181)    (763,335)
        Loss per share -- as reported ..............        $(.35)       $(.79)
        Loss per share -- pro forma ................        $(.38)       $(.79)

        The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: dividend yield of -0-%, expected volatility of 148% to 386%, risk-free interest rate of 5.1% and expected lives of .5 to 1 years.

        The Company grants stock options and warrants as follows:

        The granting of Company stock options is not under a formal stock option plan.

        (1) During the year ended July 31, 1997, the Board of Directors approved the issuance of stock options to Mr. Greenfield to purchase 475,000 shares of the Company's common stock at prices from $.0667 per share (which was above market value) to $1.00 per share (which was above market value) expiring in periods through November 2007. A portion of these options were issued for his forgiving accrued compensation for the period April 1, 1995 to July 31, 1997. These below market value options resulted in additional compensation expense for the year ended July 31, 1997 of approximately $132,000.

        (2) On December 13, 1996, the Company issued options to purchase 53,826 shares of the Company's common stock at a price of $.0667 (which was below fair market value) expiring December 2006 in connection with legal services performed for the Company. This resulted in additional legal expense of approximately $74,000 for the year ended July 31, 1997. The options were subsequently exercised in December 1996.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.     OPTIONS AND WARRANTS (Continued)

        (3) During July 1992, certain investors including the daughter of Mr. Greenfield, purchased 27,000 shares of the Company's common stock and warrants to acquire 100,000 shares of the Company's common stock at $3.00 per share. The warrants expired on August 1, 1996.

        (4) On March 15, 1995, the Company entered into a secured loan agreement with a third party. (See Notes 1 and 4 of Notes to Consolidated Financial Statements). In consideration for the loan, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share (which was above fair value), exercisable through March 13, 1997. In November, 1996, the warrant was exercised and 100,000 shares of common stock was issued by the Company.

        (5) On August 19, 1996, the Company issued to BSM 50,000 shares of common stock and warrants to purchase 220,000 shares of common stock at an exercise price of $1.00 per share (which was below fair value), expiring during November, 2000, in connection with consulting services provided to the Company. This resulted in a consulting expense in the amount of $153,774 for the year ended July 31, 1997. BSM subsequently assigned these warrants to various parties including 50,000 warrants to a related party.

        (6) On December 26, 1996, the Company issued a warrant to Arnold Poliskin, a former director, to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share, expiring January 2000 in connection with consulting services performed for the Company. This resulted in additional expense of $80,980 during the year ended July 31, 1997.

        Information regarding the Company's stock option plans and warrants for fiscal years ended July 31, 1997, 1996 and 1995 is as follows:


                                     July 31, 1997            July 31, 1996
                                 ---------------------     -------------------
                                              Weighted                Weighted
                                              Average                  Average
                                              Exercise                Exercise
                                 Shares        Price       Shares       Price
                                 ------       -------      ------     --------

Options outstanding --
  beginning of year .........      --        $   --            --      $   --
Options exercised ...........   (53,826)         .0667         --          --
Options granted .............   528,826          .4189         --          --
Options cancelled ...........      --              --          --          --
                                -------      ---------     --------    --------
Options outstanding --
  end of year ...............   475,000      $   .4597     $   --      $   --
                                =======      =========     ========    ========
Option price range at
  end of year ...............             $.0667 to $1.00                N/A

Options price range for
  exercised shares ..........                 $.0667                     N/A

Options available for
  grant at end of year ......                   N/A                     528,826

                             REGENT GROUP INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.     OPTIONS AND WARRANTS (Continued)

                                    July 31, 1997             July 31, 1996      July 31, 1995
                                --------------------      --------------------   -------------
                                            Weighted                  Weighted
                                            Average                   Average
                                            Exercise                  Exercise
                                Shares        Price       Shares        Price       Shares
                                ------      --------      ------      --------      ------
Warrants outstanding --
  beginning of year .....       403,990      $   .99      200,000       $2.00       100,000
Warrants exercised ......      (303,990)         .33         --           --        100,000
Warrants granted ........       420,000       1.7143      203,990         .001         --
Warrants cancelled ......      (100,000)        3.00         --                        --
                                -------                   -------                   -------
Warrants outstanding --
 end of year ............       420,000      $1.7143      403,990       $ .99       200,000
                                =======                   =======                   =======
Warrant price range
  at end of year ........    $1.00 - $2.50             $.001 - $1.00             $1.00 - $3.00
Warrant price range
  for exercised shares ..    $.001 - $1.00                  N/A                       N/A

Warrants available
  for grant at end
  of year ...............        N/A                      420,000                   203,990


     The weighted exercise price and weighted fair value of options and warrants granted by the Company for fiscal years ended 1996 and 1997 are as follows:

                                         July 31, 1997         July 31, 1996
                                     --------------------   --------------------
                                      Weighted   Weighted   Weighted    Weighted
                                      Average    Average    Average     Average
                                      Exercise     Fair     Exercise     Fair
                                       Price      Value      Price       Value
                                     ---------   --------   --------    --------
Weighted average of options
  and warrants granted during
  the year whose exercise
  price exceeded fair market
  value at the date of grant ......    $  1.48     $.35        N/A        N/A

Weighted average of options
  and warrants during the
  year whose exercise price
  was less than fair market
  value at the date of grant ......     $.0667     $.63       $.001       $.67


        The following table summarizes information about fixed-price stock options and warrants outstanding at July 31, 1997.

                                  Weighted
                     Number        Average     Weighted     Number      Weighted
  Range of         Outstanding    Remaining    Average    Exercisable   Average
  Exercise         At July 31,   Contractual   Exercise   At July 31,   Exercise
   Prices             1997          Life        Price        1997        Price
  --------         -----------   -----------   --------   -----------   --------
$.0667               275,000     10.16 years    $.0667     275,000      $ .0667
$1.00 - $2.50        620,000      5.94 years      1.48     620,000         1.48
                     -------                               -------
                     895,000                               895,000
                     =======                               =======

                             REGENT GROUP INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.     OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

                                                               Adjustments
                                   United         United           and
                                   States         Kingdom      Eliminations    Consolidated
                                 ----------     -----------    ------------    ------------
JULY 31, 1997

Sales to unaffiliated
  customers .................    $     --       $ 1,079,808      $    --        $1,079,808
Transfers between
  geographic areas ..........          --              --             --              --
                                 ----------     -----------      ---------      ----------
     Total Revenue ..........    $     --       $ 1,079,808      $    --        $1,079,808
                                 ==========     ===========      =========      ==========
Operating (loss) ............    $ (663,712)    $   (74,582)     $    --        $ (738,294)
                                 ==========     ===========      =========      ==========
Identifiable assets
  at July 31, 1997 ..........    $  662,189     $      --        $    --        $  662,189
                                 ==========     ===========      =========      ==========
JULY 31, 1996

Sales to unaffiliated
  customers .................    $     --       $1,495,846       $    --        $1,495,846
Transfers between
  geographic areas ..........          --              --             --              --
                                 ----------     -----------      ---------      ----------
     Total Revenue ..........    $     --       $ 1,495,846      $    --        $1,495,846
                                 ==========     ===========      =========      ==========
Operating (loss) ............    $ (437,838)    $ (104,555)      $    --        $ (542,393)
                                 ==========     ===========      =========      ==========
Identifiable assets
  at July 31, 1996 ..........    $1,203,009     $ 2,177,573      $ (69,540)     $3,311,042
                                 ==========     ===========      =========      ==========
JULY 31, 1995

Sales to unaffiliated
  customers .................    $     --       $   575,247      $    --        $  575,247
Transfers between
  geographic areas ..........          --              --             --              --
                                 ----------     -----------      ---------      ----------
     Total Revenue ..........    $     --       $   575,247      $    --        $  575,247
                                 ==========     ===========      =========      ==========
Operating (loss) ............    $ (405,036)    $   (31,426)     $    --        $ (436,462)
                                 ==========     ===========      =========      ==========
Identifiable assets
  at July 31, 1995 ..........    $1,203,614     $   418,902      $(111,532)     $1,510,984
                                 ==========     ===========      =========      ==========

           Operating (loss) represents total revenue less operating expenses. In computing operating (loss), none of the following items have been included: interest income or expense, other income and income taxes.

           Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

           The Company realized exchange losses of approximately $29,125, $5,078 and $500 for the years ended July 31, 1997, 1996 and 1995, respectively.

           The Company's foreign operations were principally in the United Kingdom through February 21, 1997, the date of sale of the subsidiary.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     COMMITMENTS

           The Company leases office facilities under an operating lease which extends through June 30, 1998. The minimum annual lease payment due under the operating lease is as follows:

               Year Ending                                    Operating
                July 31,                                        Leases
               -----------                                    ---------

                  1998 ...................................     $38,400
                                                               -------
                  Total Minimum Lease Payments ...........     $38,400
                                                               =======

           Rent expense under operating leases for the year ended July 31, 1997, 1996 and 1995 was $34,446, $71,780 and $97,530, respectively. The
        Company subleases office space on a month-to-month basis. The amount of sublease income was $6,000 for the years ended July 31, 1997, and $24,000 for the years ended July 31, 1996 and 1995. Included in the sublease income were amounts received from the Mast Group Inc. ("Mast") and National BMF Corp. ("NBMF"). The Company received $6,000 in sublease income from Mast for the year ended July 31, 1997 and $6,000 from both Mast and NBMF for the years ending July 31, 1996 and 1995. Mr. Greenfield is the President of Mast and NBMF. The Company believes the terms of the sublease to Mast and NBMF were at least as favorable to the Company as rent which have been received from unaffiliated third parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE TO BE REPORTED.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers and key employees of the Company, together with their ages and a brief description of their employment history, are as follows:

Name                              Age      Position
----                              ---      --------

Marvin E. Greenfield ...........  66       President, Chief Executive Officer
                                             Treasurer, Chief Financial Officer
                                             and Director

Paul Rosen .....................  67       Director

Paul R.C. Woolford .............  48       Director

Judith Kardos ..................  35       Secretary and Director

     Paul Rosen was elected to the Board of Directors as a Director to replace Arnold Poliskin in July 1997.

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

     MARVIN E. GREENFIELD. Mr. Greenfield has served as the President, Director and Chief Executive Officer of the Company since July 1, 1992. He is, and has been since 1978, president of the Mast Group, Inc. ("Mast"), a company providing management services to real estate entities with offices located in New York City, N.Y. and Miami, Florida.

     Mr. Greenfield filed a voluntary petition for personal bankruptcy pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida on September 16, 1992, Docket No. 92-332126, which has been converted to a proceeding under Chapter 7 of the Bankruptcy Code. In addition, he is an officer and a stockholder of the corporate general partners of six limited partnerships under the name of Video USA Associates, Ltd. ("Video") and one limited partnership under the name of Metromall Associates, Ltd. ("Metromall") which had filed bankruptcy petitions. The Video proceeding was instituted in the United States Bankruptcy Court for the Eastern District of New York on November 16, 1992 and the property owned by the bankrupt entity has been distributed by the United States Trustee. The Metromall proceeding was instituted in the United States District for the Southern District of Florida in May 1992 and dismissed in January 1993. Subsequent to such dismissal, the property owned by this partnership was foreclosed upon by the first mortgagee. Mr. Greenfield's present proceeding is pending.

     PAUL ROSEN. Mr. Rosen became a Director of the Company in July, 1997. Mr. Rosen is the Chief Executive Officer of Prose Management, Inc., a real estate management company, has been in the residential construction business since 1957, and has built more than 3,000 apartment or condominium units as well as various free-standing, retail food stores. Since 1973, he has been engaged in the management of apartment buildings, office buildings and shopping centers throughout the southeastern U.S. and Puerto Rico.

     PAUL R. C. WOOLFORD. Mr. Woolford became a Director of the Company in March, 1995. He was employed by Krystal since July 1992, became the managing director thereof in March 1993 and presently serves in such capacity. From August 1992 through November 1992, Mr. Woolford assisted Begbies, Chartered Accountants, in collecting the outstanding receivables of R.N.I. (UK) Ltd. ("RNI"), a telemarketing merchandising company that ceased operations. From May 1992 to August 1992, Mr. Woolford helped to organize City Road Associates, a telemarketing company located in London. From November 1990 through April 1992, Mr. Woolford was employed by RNI (Holdings) Limited, a subsidiary of RNI, as Group Administration manager with responsibility for supervising the operation of six subsidiaries.

     JUDITH KARDOS. Ms. Kardos has been the Secretary of the Company since July 1, 1992. She became a director in July 1992. She was employed by Mast from 1984 through November 1993 as an executive assistant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ended July 31, 1997, 1996 and 1995, the annual and long-term compensation of the Company's Chief Executive Officer and the two other most highly compensated executive officers of Regent ("Named Officers").


                                SUMMARY COMPENSATION TABLE


                                     Annual Compensation                               Long-Term Compensation
                                ----------------------------                    ----------------------------------
                                                                                         Awards           Payouts
                                                                                -----------------------  ---------
                                                                                            Securities
                                                                                Restricted   Underlying
    Name and                                                     Other Annual     Stock       Options       LTIP        All Other
Principal Position              Year     Salary($)   Bonus($)  Compensation($)  Award(s)($)    SARs(#)   Payouts($)   Compensation
------------------              ----     ---------   --------  ---------------  -----------   ---------  ----------   ------------
Marvin Greenfield ............. 1997      150,000     100,000         --          40,000        475,000      --            --
 President and ................ 1996      150,000        --           --            --             --        --            --
 Chief Executive Officer....... 1995      150,000        --           --            --             --        --            --


-------------

(A) Mr. Greenfield and the Company entered into an employment agreement through July 31, 2001. The agreement provides for a base salary of $250,000 per year. Upon termination of Mr. Greenfield's employment by the Company except for cause or death or disability, he is to receive the sum of $750,000.

(B) During the year ended July 31, 1997, the Board of Directors approved the issuance of stock options to Mr. Greenfield to 475,000 shares of the Company's common stock. A portion of these options (options to purchase 275,000 shares) were issued for his forgiving accrued compensation in the amount of $350,000 for the period April 1, 1995 to July 31, 1997. In March 1995, Mr. Greenfield waived cash compensation payable to him from August 1, 1993 through March 31, 1995, aggregating $250,000, in exchange for the issuance of 300,000 shares of the Company's common stock.

(C) In July 1997, the Board of Directors approved a $100,000 bonus payable to Mr. Greenfield, which has not yet been paid.

(D) On February 25, 1997, Mr. Greenfield received 25,000 shares of the Company's common stock in connection with the sale of Krystal.

(E) During 1996 no named Officer received perquisites (i.e., personal benefits) in excess of the lesser of $60,000 or 10% of such individual's reported salary and bonus.

(F) "All Other Compensation" only includes amounts earned or with respect to 1995, 1996 and 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 1, 1997 the beneficial ownership of voting securities of Regent by each person known to Regent to be the beneficial owner of more than 5% of any class of its voting securities as well as the beneficial ownership of equity securities of Regent by each of its directors and its directors and officers as a group. To Regent's knowledge, each person named has the sole voting and investment power with respect to the securities listed as owned by him or it.

     Only the common stock, which is also known as "Class A Common Stock", has voting rights. An owner of Series B Convertible Stock has the right to convert each share of such stock into one share of Class A Common Stock. Until such conversion, the shares of Series B Preferred Stock may not be voted. None of the classes of stock vote jointly.

                                    Number of Shares
                                     of Common Stock            Approximate
  Name and Address                   Beneficially             Percentage of
 of Beneficial Owner                   Owned (1)              Class (1) (2)
 -------------------                ----------------          -------------
Marvin E. Greenfield
 (3)(4)(5)(6)(7) .................       828,345                   36.0%

Paul Rosen (3) ...................         6,563                     .3

Judith Kardos (3) ................           600                     *

Paul Woolford (3)(7) .............        75,000                    4.1

Ira Russack (8) ..................       175,000                    9.3
504 Broadway
New York, NY 10012

Ballydine Investments Ltd. (9) ...       203,990                   11.2
55 Mulgrave Street
Dun Laoghaire
County Dublin, Eire

BSM Inc. (10) ....................       750,000                   32.3
Red Bank, NJ  07701

Arnold Poliskin (11) .............       200,000                    9.9
333 Recter Place
New York, NY 10280

V.C. Pinto International Corp. ...       280,000                   15.3
315 Linden Place
Westbury, NY  11590

Officer and directors as a group
  (five persons) .................       910,508                   39.6



================================================================================

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(1) There were 1,824,493 shares of Common Stock outstanding as of November 1, 1997.

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

(4)  Director, President, Chief Executive Officer and Treasurer of Regent.

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

(6) Includes (i) 200,000 shares issuable at a price $.0001 per share upon the exercise of options, which are exercisable until October 30, 2006, (ii) 200,000 shares issuable at a price of $1.00 per share upon the exercise of options, which are exercisable until October 30, 2006, (iii) 75,000 shares issuable at a price of $.001 per share upon the exercise of options, which are exercisable until October 30, 2007.

(7)  Includes 25,000 shares issued in connection with the sale of Krystal.

(8) Includes (i) 100,000 shares issued upon the exercise of warrants, (ii) 25,000 shares issued in connection with a financing arrangement, (iii) 50,000 shares issuable at $1.00 per share upon the exercise of warrants until November, 2000.

(9)  Includes 203,990 shares issued upon the exercise of warrants.

(10) Includes 500,000 shares issuable upon the consummation of the Hickory Land acquisition.

(11) Includes 200,000 shares issuable at a price of $2.50 per share until November 1, 2000.


*    Represents less than one percent of the Common Stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Barbara Greenfield, the wife of Mr. Marvin E. Greenfield, the President, Chief Executive Officer and a Director of the Company, collateralized the Company's note to Republic National Bank of New York dated March 20, 1996 in the principal amount of $100,000 with a certificate of deposit. The note was repaid in March 1997 from the proceeds of the sale of Krystal and the certificate of deposit was released. During September 1997, Mr. Greenfield again collateralized $100,000 note to Republic Bank with a certificate of deposit.

     On December 8, 1995 the Company and Krystal entered into separate loan agreements with Ballydine Investments Limited ("Ballydine") for a combined line-of-credit (the "Line-of-Credit") of up to $750,000. The line-of-credit was guaranteed by the Company and was secured by the 50% of Krystal owned by the Company and all of Krystal's assets. On September 30, 1996, Krystal paid Ballydine $286,000 which liquidated the liability to Ballydine from Krystal and Ballydine's lien on Krystal's assets was released. The funds for such payment were advanced from the shareholders of Krystal to repay the loan. As additional consideration for the Line-of-Credit, the Company issued 203,990 shares of Common Stock, upon the exercise of a warrant granted to Ballydine, which was exercised in June 1997, exercisable at $.001 per share. The amount due Ballydine from the Company in the amount of $510,791 was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

     In April 1997, the Company issued 25,000 shares of Common Stock to each of Mr. Greenfield and Paul Woolford as additional compensation in connection with the sale of Krystal.

     A secured note, dated August 1, 1994, in the original principal amount of $118,596, bearing interest at a rate of 5% per annum, with an outstanding balance of $109,987 as of March 17, 1997 was payable to Mrs. Greenfield and collateralized by all of the common stock of Krystal owned by the Company. The security interest was subordinated to the Line-of-Credit and the third party lender. The note was repaid on March 20, 1997 from the proceeds from the sale of Krystal.

     An unsecured note, dated July 31, 1997 in the amount of $131,800 was payable by the Company to Mrs. Greenfield representing advances made by Mrs. Greenfield to Regent.

     An unsecured note, dated May 31, 1995, in the original amount of $108,417 was payable by the Company to Mrs. Greenfield representing advances made by Mrs. Greenfield to Krystal. The note was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

     An advance from BSM, a principal stockholder of the Company, in the amount of $143,400 was repaid on February 28, 1997 from the proceeds from the sale of Krystal.

     In March 1995, the Company issued 200,000 shares of Common Stock to Arnold Poliskin, a Director of the Company, for acting as a consultant in connection with the acquisition of Water Express. Mr. Poliskin subsequently transferred 200,000 shares of Common Stock to BSM. In November 1996, the Company issued to Mr. Poliskin, options to purchase 200,000 shares of Common Stock at a purchase price of $2.50 per share, which are exercisable until November 1, 2000. In December 1996, the Company issued 50,000 shares of Common Stock to BSM pursuant to a consulting agreement. In November 1996, the Company issued to BSM options to purchase up to 220,000 shares of Common Stock at a purchase price of $1.00 per share, which are exercisable until November 1, 2000. BSM has assigned such warrants to various individuals. In October 1997, the Company issued 500,000 shares of Common Stock to BSM in connection with the Hickory Acquisition.

     The Company subleases office space. The Company received $6,000 in sublease income from Mast for the year ended July 31, 1997. Mr. Greenfield is also the President of Mast. The Company believes the terms of the sublease of Mast are at least as favorable to the Company as rent which could have been obtained from unaffiliated third parties. See Note 10 of Notes to Consolidated Financial Statements.

     In November 1996 and April 1997, the Company granted to Mr. Greenfield options to purchase an aggregate of 475,000 shares of Common Stock. See Note 8 of Notes to Consolidated Financial Statements.

     On March 14, 1995, the Company borrowed $200,000 from Ira Russack, a principal stockholder of the Company, and issued warrants to purchase up to 100,000 shares of Common Stock at a price of $1.00 per share in connection therewith. In March 1997, the Company repaid such loan, plus interest thereon at the rate of 10% per annum, of which $100,000 was utilized to purchase 100,000 shares of Common Stock upon the exercise of the warrants. In September 1997, Mr. Russack loaned the Company an additional $200,000 bearing interest at the rate of 10% per annum and the Company issued 25,000 shares of Common Stock to Mr. Russack in connection therewith. The note is due in September 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       Page
                                                                       ----
     (a)

          1.   Financial statements filed as part of this report:

               Independent Auditors' Report ........................   F-1 - F-2

               Consolidated Balance Sheets as of
                 July 31, 1996 and 1995 ............................   F-3 - F-4

               Consolidated Statements of Operations
                 for the Years Ended July 31, 1996,
                 1995 and 1994 .....................................      F-5

               Consolidated Statements of Stockholders'
                 Equity for the Years Ended July 31,
                 1996, 1995 and 1994 ...............................   F-6 - F-7

               Consolidated Statements of Cash Flows
                 for the Years Ended July 31, 1996,
                 1995 and 1994 .....................................   F-8 - F-9

               Notes to Consolidated Financial
                 Statements ........................................ F-10 - F-24

          2.   Financial statement schedules filed as part of this report:

               Schedule II: Valuation and Qualifying
                 Accounts ..........................................      S-1

               All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b)

          3.   Exhibits filed as part of this report

Exhibit No.:
------------

 3.1 Certificate of Incorporation and Bylaws of the Registrant -- Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended July 31, 1981.

10.1 Employment agreement between Registrant and Maxwell Friedberg -- Incorporated by reference to Exhibit C of the Company's Annual Report on Form 10-K for the year ended July 31, 1988.

10.2 Lease covering Registrant's office -- Incorporated by reference to Exhibit No. 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.:

10.3 Agreement dated August 5, 1991 between Regent Group Inc. Maxwell Friedberg and Estate of Jesse Selter ("Estate") for the Sale of Registrant's Stock by the Estate to Maxwell Friedberg -- Incorporated by reference to Exhibit No. 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1991.

10.4 Stock purchase agreement between Maxwell Friedberg and the Krystal Group dated June 11, 1992 -- Incorporated by reference to Exhibit No. 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

10.5 Stock purchase agreement dated October 15, 1993 between Regent Group Inc. and Krystal Fountain Water Company Limited -- Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

10.6 Report of Gerald Edelman, Registered Auditor and Chartered Accountants, on the financial statements of Krystal Fountain Water Company Limited for the year ended July 31, 1995, dated September 27, 1995 -- Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

10.7 Asset Sale Agreement dated March 29, 1995 between Krystal Fountain Water Company Limited ("Purchaser") and Matthew Richard Mitchison and Catherine Mitchison ("Seller") -- Incorporated by reference to Exhibit A of the Company's Quarterly Form 10-Q for the quarterly period ended April 30, 1995.

10.8 Asset Sale Agreement dated February 17, 1997 between Matthew Richard Mitchison, Catherine Jane Mitchison and Krystal Fountain Water Company Limited ("Purchasers") and NMC Corporation ("Seller") -- Incorporated by reference to Exhibit A of the Company's Form 8-K filed on March 17, 1997.

10.9 Stock Purchase Agreement dated September 12, 1997 between International Madison Holdings Corp. F/K/A NMC Corp.
          ("Purchaser") and United States Lead Testing & Removal Service Inc. ("Seller") -- Incorporated by reference to Exhibit A of the Company's Form 8-K filed on September 26, 1997.

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

                                    REGENT GROUP INC.

                                    By:  /s/ MARVIN E. GREENFIELD
                                       ---------------------------------------
                                        Marvin E. Greenfield, President

                                  Date:  November 13, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARVIN E. GREENFIELD                              November 13, 1997
------------------------------------
Marvin E. Greenfield, President,
 Treasurer and Director

                                                      November __, 1997
------------------------------------
Paul Rosen, Director

/s/ PAUL WOOLFORD                                     November 13, 1997
------------------------------------
Paul Woolford, Director

/s/ JUDITH KARDOS                                     November 13, 1997
------------------------------------
Judith Kardos, Secretary and
  Director



                        REGENT GROUP INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Column A                                 Column B   Column C      Column D    Column E   Column F
     --------                                 --------   --------      --------    --------   --------
                                                                Additions
                                                         -----------------------
                                                            (1)           (2)
                                                          Charged      Charged
                                             Balance at  to profit     to other                Balance
                                             Beginning   and loss      accounts   Deductions   at close
   Description                               of period   or income    (describe)  (describe)   of period
   -----------                               ----------  ---------    ----------  -----------  ---------
Year ended July 31, 1997
  Allowance for doubtful
  accounts ..............................    $   9,000   $   --        $   --  (a) $  (9,000)   $   --
                                             =========   =========     ========    =========    =========

Year ended July 31, 1996
  Allowance for doubtful
  accounts ..............................    $   --      $   9,000     $   --      $   --       $   9,000
                                             =========   =========     ========    =========    =========
Year ended July 31, 1995
  Allowance for doubtful
  accounts ..............................    $   --      $   --        $   --      $   --       $   --
                                             =========   =========     ========    =========    =========

a) Amount transferred as part of sale agreement with Krystal Fountain Water Company Limited.