Form 10-Q
period 1997-10-31
NMC CORP
filed 1997-12-15
CIK 72170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number  0-3338

                                REGENT GROUP INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 22-1558317
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

     At December 1, 1997 there were 1,824,493 shares of Common Stock, $.06 2/3 par value, outstanding.

                                REGENT GROUP INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
Part I - Financial Information                                            1

  Item 1.     Financial Statements

           Consolidated Balance Sheets as of
           October 31, 1997 (unaudited) and
           July 31, 1997                                                2 - 3

           Consolidated Statements of Operations
           for the Three Months Ended October 31,
           1997 and 1996 (unaudited)                                      4

           Consolidated Statements of Cash Flows
           for the Three Months Ended October 31,
           1997 and 1996 (unaudited)                                    5 - 6

           Notes to Consolidated Financial
           Statements (unaudited)                                       7 - 10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                  11 - 12

Part II - Other Information

  Item 1.     Legal Proceedings                                           13

  Item 6.     Exhibits and Reports on Form 8-K                            13

Signatures                                                                14

PART I.     Financial Information

  Item 1.   Financial Statements
            --------------------

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

     The results of operations for the three month period ended October 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  October 31,       July 31,
                                                     1997            1997
                                                  -----------      ---------
Current Assets:
  Cash                                            $  111,954        $ 76,441
  Accounts receivable                                 23,553            --
  Prepaid marketing fees                             400,000            --
  Prepaid expenses and other current
    assets                                           276,570         407,784
                                                  ----------        --------
      Total Current Assets                           812,077         484,225
                                                  ----------        --------
Property, plant and equipment--net                    40,345           8,687

Unamortized excess of cost over fair
  value of assets acquired                         1,552,825            --

Other assets                                         250,406         169,277
                                                  ----------        --------
      TOTAL ASSETS                                $2,655,653        $662,189
                                                  ==========        ========
















                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     October 31,     July 31,
                                                        1997           1997
                                                    -----------    -----------
Current Liabilities:
  Short-term debt                                   $ 1,034,130    $   131,800
  Accounts payable                                      504,435           --
  Accrued expenses                                      361,996        118,158
  Deferred revenue                                       25,000           --
  Due to officer                                        162,500        100,000
                                                    -----------    -----------
      Total Current Liabilities                       2,088,061        349,958
                                                    -----------    -----------

Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, par value $1;
    authorized 500,000 shares (involuntary
    liquidation value $777,912):
  Convertible Series B, at redemption
   value; issued and outstanding
    65,141 shares                                       130,282        130,282
  Cumulative Series C, par value $1;
    issued and outstanding 64,763 shares                 64,763         64,763
  Common stock, par value $.06-2/3;
    authorized 20,000,000 shares; issued
    and outstanding 1,824,493 and 1,494,493
    shares                                              121,693         99,682
  Additional paid-in capital                          8,948,597      8,224,858
  Deficit                                            (8,697,743)    (8,207,354)
                                                    -----------    -----------
      Total Stockholders' Equity                        567,592        312,231
                                                    -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                      $ 2,655,653    $   662,189
                                                    ===========    ===========











                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                          October 31,
                                                ------------------------------
                                                   1997                1996
                                                ----------          ----------
Revenues:
  Sales                                         $    3,726          $  541,670
                                                ----------          ----------
Costs and Expenses:
  Cost of sales                                      1,700             233,793
  Selling, general and administrative
    expenses                                       469,571             392,432
  Interest expense                                  22,844              42,991
                                                ----------          ----------
                                                   494,115             669,216
                                                ----------          ----------
(Loss) before income tax
  provision                                       (490,389)           (127,546)

Minority interest in net
  income of consolidated
  subsidiary                                          --                11,468
                                                ----------          ----------
(Loss) before income tax
  provision                                       (490,389)           (139,014)

Income tax provision                                  --                  --
                                                ----------           ---------
Net (loss)                                      $ (490,389)          $(139,014)
                                                ==========           =========

(Loss) per common share                              $(.30)              $(.14)
                                                     =====               =====
Weighted average number of
  common shares outstanding                      1,645,145             987,764
                                                ==========           =========











                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                        October 31,
                                                --------------------------
                                                   1997            1996
                                                ----------      ----------
Cash flows from operating activities:
  Net (loss)                                    $(490,389)      $ (139,014)
  Adjustments to reconcile net (loss)
   to net cash provided from operating
   activities:
    Depreciation and amortization                  20,004          106,110
    Reserve for bad debts                            --             10,440
    Minority interest in income of
     consolidated subsidiary                         --             11,468
    Unpaid executive compensation                  62,500           37,500
    Disposal of fixed assets                        3,737             --
    Common stock issued in lieu of
     payment of expenses                           70,750             --
    Changes in operating assets and
     liabilities--net of acquisition              208,991          132,439
                                                ---------       ----------
       Net Cash Provided by (Used in)
        Operating Activities                     (124,407)         158,493
                                                ---------       ----------
Cash flows from investing activities:
  Purchase of property, plant and
   equipment                                         (775)        (158,422)
  Acquisition of business assets--net
   of cash acquired                              (698,197)            --
                                                ---------       ----------
     Net Cash (Used in) Investing
      Activities                                 (698,972)        (158,422)
                                                ---------       ----------
Cash flows from financing activities:
  Proceeds from borrowings                        867,840          317,500
  Repayments of borrowings                         (9,308)        (421,151)
  Proceeds from sale of common stock                 --            100,000
                                                ---------       ----------
     Net Cash Provided by (Used in)
      Financing Activities                        858,532           (3,651)
                                                ---------       ----------
Foreign currency translation
 adjustment                                          --             12,015
                                                ---------       ----------
Net increase in cash and cash
 equivalents                                       35,153            8,885

Cash and cash equivalents--beginning
 of year                                           76,441           15,592
                                                ---------       ----------
Cash and Cash Equivalents--end of
 year                                           $ 111,594       $   24,477
                                                =========       ==========








(Continued)

                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                      Three Months Ended
                                                          October 31,
                                                  --------------------------
                                                     1997            1996
                                                  ----------      ----------
Changes in operating assets and
 liabilities--net of acquisition:
  Decrease (increase) in accounts receivable   $    (3,828)      $    11,770
  Decrease in inventories                             --               2,269
  Decrease in prepaid expenses and
   sundry receivables                              173,897            53,412
  (Increase) in deferred costs                     (85,747)           (3,415)
  Increase (decrease) in accounts
   payable                                          60,829           (33,647)
  Increase in accrued expenses                      63,840            74,913
  Increase in deferred revenue                        --              13,546
  Increase in customer deposits                       --              13,591
                                               -----------       -----------
                                               $   208,991       $   132,439
                                               ===========       ===========
Supplementary information:
  Cash paid during the year for:
    Interest                                   $    22,844       $    16,626
                                               ===========       ===========

    Income taxes                               $      --         $      --
                                               ===========       ===========
Details of Acquistion:
 Fair value of assets                          $   594,561
 Liabilities                                     1,492,042
                                               -----------
    Net liabilities assumed                    $   897,481
                                               ===========

 Cash paid                                     $   750,000
 Less cash acquired                                 51,803
                                               -----------
 Net Cash Paid for Acquisition                 $   698,197
                                               ===========







                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization
    ------------

     The consolidated balance sheet as of October 31, 1997, the consolidated statement of operations for the three months ended October 31, 1997 and 1996, and the consolidated statement of cash flows for the periods then ended have been prepared by Regent Group Inc. and Subsidiary ("The Company" or "Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the October 31, 1996 financial statements have been reclassified to conform to October 31, 1997 classifications. The information for July 31, 1997 was derived from audited financial statements.

2.  Recent Developments
    -------------------

     a) On September 12, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. U.S. Lead has executed an agreement with HFS Inc. ("HFS") to become their exclusive preferred vendor for lead testing services for Century 21, ERA and Coldwell Banker. HFS is a global consumer services company. Through December 13, 1997, the Company has advanced U.S. Lead $760,000 toward the purchase price. The balance of $1,240,000 is payable by the Company upon the successful completion of financing.

     b) The Company has entered into an agreement with BSM Inc. ("BSM") whereby the Company will issue to BSM 500,000 shares of Regent common stock in exchange for BSM assigning to the Company BSM's rights, title and interest in a contract to purchase a fifty (50%) percent interest in a golf course and residential community development in Thomaston, Georgia (the "Hickory Land"). In October 1997, Upson Ridge LLC ("Upson"), a Georgia limited liability company, was formed to acquire and complete the development of the Hickory Land. Each of Edenfield Enterprises Inc. ("Edenfield") and Regent will have a fifty (50%) percent interest in Upson. Edenfield will convey the land to Upson and Regent has agreed to arrange for the financing of Upson. There are not yet any definitive agreements in connection with obtaining financing for the Hickory Land and there can be no assurance that such financing will be obtained. In the event that Regent does not obtain financing for the Hickory Land the acquisition will not be consummated.

3.  Basis of Presentation
    ---------------------

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses and negative cash flows from operations through October 31, 1997. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to October 31, 1997.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

4.  Acquisition
    -----------

     On September 12, 1997, the Company acquired eighty (80%) percent of the common stock of U.S. Lead for $2 million. The Company incurred approximately $675,000 in expenses in connection with the acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The fair value of the assets of U.S. Lead acquired was $594,561 and the liabilities assumed totalled $1,492,042 resulting in goodwill of approximately $1,600,000, which will be amortized principally over ten (10) years. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

     Proforma unaudited operating information for the three months ended October 31, 1997 and 1996 of Regent and U.S. Lead assuming the business combination had occurred at the beginning of the respective year in which U.S. Lead was acquired as well as at the beginning of the immediate preceding year is as follows:

                                   Three Months Ended
                                       October 31,
                               --------------------------
                                  1997            1996
                               ---------        ---------

Net sales                      $   6,943        $ 777,396

Net (loss)                      (521,433)        (543,941)

Net (loss) per share               $(.32)           $(.55)

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  Debt
    ----

    Short-term debt is as follows:

                                                    October 31,        July 31,
                                                       1997              1997
                                                    ----------         --------
    Unsecured note, due on demand,
     interest at 12% per annum (1)                  $  342,500         $131,800

    Secured note, due March 28, 1998,
     interest at 6.0% per annum (2)                    100,000             --

    Secured note, due September
     30, 1998, interest at 12%
     per annum (3)                                     200,000             --

    Unsecured note, due on demand,
     interest at 12% per annum (4)                      50,000             --

    Unsecured note, due on demand,
     non-interest bearing (5)                          341,630             --
                                                    ----------         --------
                                                    $1,034,130         $131,800
                                                    ==========         ========

(1) The   unsecured   note  is  payable  to  Mrs.   Barbara   Greenfield
    ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Greenfield") the Company's President and Chief Executive Officer.

(2) The note payable to Republic Bank is collateralized by a certificate of deposit owned by an affiliate of Mrs. Greenfield.

(3) The secured note to a shareholder of the Company is collateralized by common stock of Fix Corp Inc., owned by BSM Inc., a major shareholder of Regent. In connection with this note, the secured shareholder received 25,000 shares of Regent common stock as additional consideration.

(4) The unsecured note is payable to BSM, Inc., a major shareholder of Regent.

(5) The unsecured note is payable to certain officers of the Company's U.S. Lead subsidiary.

6.  Recently Issued Accounting Standards
    ------------------------------------

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

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.  Recently Issued Accounting Standards (Continued)
    ------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     On February 21, 1997, the Company consummated the sale of its only operating subsidiary, Krystal Fountain Water Company Limited ("Krystal"). The selling price was approximately $1,600,000 resulting in a gain of approximately $621,000. Subsequent to the sale, the Company liquidated substantially all of its liabilities. The Company continues to pursue other investment opportunities. The Company recently acquired an eighty (80%) percent interest in one business and entered into a letter of intent for another business.

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

     Results of Operations
     ---------------------

     1997 Compared to 1996
     ---------------------

     On September 27, 1997 Regent acquired eighty (80%) percent of the common stock of U.S. Lead. The Company currently operates its business through U.S. Lead. The consolidated financial statements for 1997 include the accounts of the Company and its eighty (80%) percent owned subsidiary from the date of acquisition.

     The Company previously operated its business through Krystal. The Company acquired Krystal in October 1993. In November 1995, Krystal acquired substantially all the net assets of Water Express. Regent's investment in Krystal was reduced to fifty (50%) percent as a result of the acquisition. On February 21, 1997, Regent sold its investment in Krystal. The consolidated financial statements for 1996 include the accounts of the Company and its subsidiary through the sale date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
         -----------------------------------------------------------

Sales
-----

     Sales decreased from $541,670 for the three months ended October 31, 1996 to $3,726 for the three months ended October 31, 1997. The Company attributes the decrease primarily to the sale of its only operating subsidiary in February 1997. U.S. Lead, the Company's recent acquisition, will commence operations in January 1998 and very few sales will be generated until that time.

Cost of Sales
-------------

     Cost of sales decreased from $233,793 for the three months ended October 31, 1996 to $1,700 for the three months ended October 31, 1997. The Company attributes the decrease primarily to the reasons described above.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses increased from $392,432 for the three months ended October 31, 1996 to $496,571 for the three months ended October 31, 1997. The Company attributes the increase primarily to increases in professional fees and consulting fees in pursuing new acquisitions and increases in marketing expenses to launch the new program for U.S. Lead in January 1998.

Interest Expense
----------------

     Interest expense decreased from $42,991 for the three months ended October 31, 1996 to $22,844 for the three months ended October 31, 1997. The Company attributes the decrease to the reduction of debt the Company was able to liquidate following the sale of its operating subsidiary in February 1997. The Company has recently incurred debt to finance the investment in U.S. Lead.

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risks and Uncertainties" captions in the Company's Form 10-K for the year ended July 31, 1997.

PART II.       Other Information

     Item 1.   Legal Proceedings
               -----------------

                    See Item 3 of the Company's Form 10-K for the year ended
               July 31, 1997.

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

        (a)    Exhibits: Exhibit 27.1 Financial Data Schedule.

        (b) On September 26, 1997 the Registrant filed a Current Report on Form 8-K describing the acquisition of eighty (80%) percent of the common stock of United States Lead Testing and Removal Service Inc. ("U.S. Lead"). The Registrant paid $2 million in connection with the acquisition. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                     Regent Group Inc.
                                            -----------------------------------
                                                       (Registrant)

Date: December 12, 1997                 By: /s/ Marvin Greenfield
                                            -----------------------------------
                                            Marvin Greenfield, President and
                                            Treasurer, Duly Authorized Officer
                                            of the Registrant (Principal
                                            Financial Officer)