Form 10-Q
period 1998-01-31
NMC CORP
filed 1998-03-13
CIK 72170

================================================================================

                                    FORM 10-Q

                                 --------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............. to ............

                                 --------------

                         Commission file number: 0-3338

                               REGENT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                 --------------

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

Yes |X|    No | |

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At March 9, 1998 there were 2,091,368 shares of Common Stock, .06 2/3 par value, outstanding.

================================================================================

                               REGENT GROUP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information                                              1

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of
                  January 31, 1998 (unaudited) and
                  July 31, 1997                                           2 - 3

                  Consolidated Statements of Operations
                  for the Six and Three Months Ended
                  January 31, 1998 and 1997 (unaudited)                     4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended January 31,
                  1998 and 1997 (unaudited)                               5 - 6

                  Notes to Consolidated Financial
                  Statements (unaudited)                                  7 - 10

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             11 - 13

Part II - Other Information

      Item 1.     Legal Proceedings                                        14

      Item 6.     Exhibits and Reports on Form 8-K                         14

Signatures                                                                 15

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

     The results of operations for the three and six month period ended January 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                               REGENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      January 31,      July 31,
                                                         1998            1997
                                                      ----------      ----------
                                                     (Unaudited)

Current Assets:
   Cash                                               $   89,481      $   76,441
   Accounts receivable                                    33,712            --
   Prepaid vendor access fee                             133,333            --
   Prepaid expenses and other current
    assets                                               176,146         407,784
                                                      ----------      ----------
      Total Current Assets                               432,672         484,225
                                                      ----------      ----------

Property, plant and equipment - net                       43,151           8,687

Unamortized excess of cost over fair
 value of assets acquired                              1,638,264            --

Other assets                                             424,629         169,277
                                                      ----------      ----------
      TOTAL ASSETS                                    $2,538,716      $  662,189
                                                      ==========      ==========


                                                                     (Continued)

                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                    January 31,        July 31,
                                                        1998            1997
                                                    -----------     -----------
                                                    (Unaudited)

Current Liabilities:
  Short-term debt                                   $ 1,350,450     $   131,800
  Accounts payable                                      512,365            --
  Accrued expenses                                      508,107         118,158
  Due to officer                                        225,000         100,000
  Expected redemptions of common
   stock                                                150,000            --
                                                    -----------     -----------
      Total Current Liabilities                       2,745,922         349,958
                                                    -----------     -----------

Commitments and Contingent Liabilities

Stockholders' Equity (Deficiency):
 Preferred stock, par value $1; authorized
   500,000 shares (involuntary liquidation
   value $777,912):                                         --              --
     Convertible Series B, at redemption
       value; issued and outstanding 65,141
       shares                                           130,282         130,282
     Cumulative Series C, par value $1,
       issued and outstanding 64,763 shares              64,763          64,763
 Common stock, par value $.06-2/3;
   authorized 20,000,000 shares; issued
   and outstanding 1,824,493 and
   1,494,493 shares                                     121,693          99,682
 Additional paid-in capital                           8,948,597       8,224,858
 Accumulated deficit                                 (9,472,541)     (8,207,354)
                                                    -----------     -----------

      Total Stockholders' Equity
       (Deficiency)                                    (207,206)        312,231
                                                    -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                          $ 2,538,716     $   662,189
                                                    ===========     ===========

                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            Six Months Ended             Three Months Ended
                               January 31,                    January 31,
                       --------------------------    --------------------------
                           1998           1997           1998           1997
                       -----------    -----------    -----------    -----------

Revenues:
  Sales                $     8,011    $ 1,052,486    $     4,285    $   510,816
                       -----------    -----------    -----------    -----------
Costs and Expenses:
  Cost of sales              4,102        198,909          2,402        103,652
  Selling, general
   and
   administrative
   expenses              1,216,543      1,098,419        746,972        567,451
  Interest expense          52,553         85,918         29,709         42,927
                       -----------    -----------    -----------    -----------
                         1,273,198      1,383,246        779,083        714,030
                       -----------    -----------    -----------    -----------
Net loss before
 income tax
 provision              (1,265,187)      (330,760)      (774,798)      (203,214)
Minority interest
 in net loss of
 consolidated
 subsidiary                   --          (13,863)          --          (25,331)
                       -----------    -----------    -----------    -----------
Net loss before
 income tax
 provision              (1,265,187)      (316,897)      (774,798)      (177,883)
Income tax provision          --             --             --             --
                       -----------    -----------    -----------    -----------
Net loss               $(1,265,187)   $  (316,897)   $  (774,798)   $  (177,883)
                       ===========    ===========    ===========    ===========
Net loss per common
 share - basic         $      (.73)   $      (.30)   $      (.42)   $      (.16)
                       ===========    ===========    ===========    ===========
Weighted average
 number of common
 shares outstanding      1,734,819      1,062,220      1,824,493      1,126,351
                       ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                             January 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -----------      -----------

Cash flows from operating activities:
 Net (loss)                                        $(1,265,187)     $  (316,897)
 Adjustments to reconcile net (loss) to
  net cash from operating activities:
   Depreciation and amortization                        57,483          202,083
    loss on sale of equipment                             --              9,459
   Minority interest in net income of
    consolidated subsidiary                               --            (13,863)
   Unpaid executive compensation                       125,000           75,000
   Common stock issued in lieu of
    payment of expenses                                 70,750             --
   Disposal of fixed assets                              3,737             --
   Changes in operating assets and
    liabilities net of acquisition                   1,176,340           78,526
                                                   -----------      -----------
        Net Cash Provided by
         Operating Activities                          168,123           34,308
                                                   -----------      -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                          (11,498)        (140,719)
   Acquisition of business assets -
    Net of cash                                       (911,197)            --
                                                   -----------      -----------
        Net Cash (Used in) Investing
         Activities                                   (922,695)        (140,719)
                                                   -----------      -----------
Cash flows from financing activities:
  Proceeds from borrowings                             785,112          499,443
  Repayments of borrowings                             (17,500)        (437,094)
  Proceeds from sale of equipment                         --             36,138
                                                   -----------      -----------
        Net Cash Provided by
         Financing Activities                          767,612           98,487
                                                   -----------      -----------
Foreign currency translation
 adjustment                                               --              3,789
                                                   -----------      -----------
Net increase (decrease) in cash                         13,040           (4,135)
Cash - beginning of period                              76,441           15,592
                                                   -----------      -----------
Cash - end of period                               $    89,481      $    11,457
                                                   ===========      ===========

                                                                     (Continued)

                 See notes to consolidated financial statements

                               REGENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                          Six Months Ended
                                                              January 31,
                                                     --------------------------
                                                         1998            1997
                                                     -----------    -----------

Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable        $   (13,987)   $   102,767
   (Increase) in inventories                                --          (61,055)
   Decrease in prepaid expenses and sundry
    Receivables                                          274,321         87,407
   (Increase) in deferred acquisition costs                 --          (94,590)
   Increase (decrease) in accounts payable                38,759        (76,036)
   Increase (decrease) in accrued expenses               845,550        120,936
   (Decrease) in deferred revenue                        (25,000)       (15,172)
   Increase in customer deposits                            --           14,269
   Decrease in other assets                               56,697           --
                                                     -----------    -----------
                                                     $ 1,176,340    $    78,526
                                                     ===========    ===========
Supplementary information:
   Cash paid during the year for:
      Interest                                       $    22,844    $    72,255
                                                     ===========    ===========
      Income taxes                                   $      --      $      --
                                                     ===========    ===========
Details of Acquisition:
  Fair value of assets                               $   594,561
  Liabilities                                          1,672,042
                                                     -----------
      Net Liabilities Assumed                        $ 1,077,481
                                                     ===========
Cash paid                                            $   963,000
Less cash acquired                                        51,803
                                                     -----------
      Net Cash Paid for Acquisition                  $   911,197
                                                     ===========

                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization

     The consolidated balance sheet as of January 31, 1998, the consolidated statement of operations for the six months ended January 31, 1998 and 1997, and the consolidated statement of cash flows for the periods then ended have been prepared by Regent Group, Inc. and Subsidiary (the "Company" or "Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the January 31, 1997 financial statements have been reclassified to conform to January 31, 1998 classifications. The information for July 31, 1997 was derived from audited financial statements.

2. Loss Per Common and Common Equivalent Share

     Loss per common and common equivalent share for the three and six months ended January 31, 1998 and 1997 was computed using the weighted average number of common shares outstanding during each period. The dilutive effect of outstanding options, warrants and common stock equivalents for the three and six months ended January 31, 1998 and 1997 were not considered as their effect was antidilutive.

3. Recent Developments

     a) On September 12, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. U.S. Lead has executed an agreement with HFS Inc. ("HFS") to become their exclusive preferred vendor for lead testing services for Century 21, ERA and Coldwell Banker. HFS is a global consumer services company. Through March 3, 1998, the Company has advanced U.S. Lead $1,113,000 toward the purchase price. The balance of $887,000 is payable by the Company upon the successful completion of financing.

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

                               REGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses and negative cash flows from operations through January 31, 1998. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to January 31, 1998.

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

5. Acquisition

     On September 12, 1997, the Company acquired eighty (80%) percent of the common stock of U.S. Lead for $2 million. The Company incurred approximately $675,000 in expenses in connection with the acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The fair value of the assets of U.S. Lead acquired was $594,561 and the liabilities assumed totaled $1,672,042 resulting in goodwill of approximately $1,700,000, which will be amortized principally over ten (10) years. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

     Pro forma unaudited operating information for the six and three months ended January 31, 1998 and 1997 of Regent and U.S. Lead assuming the business combination has occurred at the beginning of the respective year in which U.S. Lead was acquired as well as at the beginning of the immediate preceding year is as follows:

                                Six Months Ended
                                   January 31,
                           --------------------------
                                1998          1997
                           ---------------------------

Net sales                   $    11,228    $ 1,288,212
Net (loss)                  $(1,296,231)   $(1,167,292)
Net (loss) per share        $      (.75)   $     (1.09)

                               REGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. Debt

     Short-term debt is as follows:

                                                     January 31,       July 31,
                                                        1998             1997
                                                     ----------       ----------

      Unsecured note, due on demand,
       interest at 12% per annum (1)                 $  377,500       $  131,800

      Secured note, due March 28, 1998,
       Interest at 6.0% per annum (2)                   100,000             --

      Unsecured note, due September 30,
       1998, interest at 12% per annum (3)              200,000             --

      Unsecured note, due on demand,
       interest at 12% per annum (4)                    100,000             --

      Unsecured note, due on demand,
       non-interest bearing (5)                         347,950             --

      Unsecured note, due on demand,
       interest at 12% per annum (6)                     50,000             --

      Unsecured note due January 12,
       1999, interest at 8% per annum (7)               175,000             --
                                                     ----------       ----------
                                                     $1,350,450       $  131,800
                                                     ==========       ==========


(1) The unsecured note is payable to Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Mr. Greenfield"), the Company's President and Chief Executive Officer. In connection with this note, Mrs. Greenfield received 48,125 shares of Regent common stock as additional consideration.

(2) The note payable to Republic Bank is collateralized by a certificate of deposit owned by an affiliate of Mrs. Greenfield.

(3) The unsecured note is payable to a shareholder of the Company. In connection with this note, the unsecured shareholder received 25,000 shares of Regent common stock as additional consideration.

(4)  The unsecured note is payable to BSM, Inc., a major shareholder of Regent.

(5) The unsecured note is payable to certain officers of the Company's U.S. Lead subsidiary.

(6) The unsecured note is payable to Mrs. Felicia Rubin ("Mrs. Rubin"), daughter of Mr. Greenfield. In connection with this note Mrs. Rubin received 6,250 shares of Regent common stock as additional consideration.

(7)  The unsecured note is payable to Plymouth Partners, LP.

                               REGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Recently Issued Accounting Standards

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

     In September 1997, Regent acquired eighty (80%) percent of the capital stock of U.S. Lead for a purchase price of $2,000,000 of which $1,113,000 has been advanced toward the purchase price and the balance of $887,000 is payable by the Company upon the successful completion of financing.

     In November 1997, Regent entered into a letter of intent to acquire a fifty (50%) percent interest in Upson Ridge LLC, a Georgia limited liability company, which owns a 410-acre golf course and residential community development in Thomaston, Georgia known as Hickory Land. In exchange for acquiring an interest in Hickory Land, Regent will issue 500,000 shares of the Company's common stock to BSM, a principal stockholder of Regent. As part of the acquisition, Regent has agreed to arrange the financing for the Hickory Land. There are not yet any definitive agreements in connection with obtaining financing for the Hickory Land and there can be no assurance that such financing will be obtained. In the event Regent does not obtain financing for the Hickory Land, the acquisition will not be consummated.

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

Results of Operations

1997 Compared to 1996

     On September 27, 1997, Regent acquired eighty (80%) percent of the common stock of U.S. Lead. The Company currently operates its business through U.S. Lead. The consolidated financial statements for 1997 include the accounts of the Company and its eighty (80%) percent owned subsidiary from the date of acquisition.

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

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended January 31, 1998 vs. Six Months Ended January 31, 1997

Sales

     Sales decreased from $1,052,486 for the six months ended January 31, 1997 to $8,011 for the six months ended January 31, 1998. The Company attributes the decrease primarily to the sale of its only operating subsidiary in February 1997. U.S. Lead, the Company's recent acquisition, commenced operations in January 1998 and very few sales have been generated.

Cost of Sales

     Cost of sales decreased from $198,909 for the six months ended January 31, 1997 to $4,102 for the six months ended January 31, 1998. The Company attributes the decrease primarily to the reasons described above.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from $1,098,419 for the six months ended January 31, 1997 to $1,216,543 for the six months ended January 31, 1998. The Company attributes the increase primarily to increases in professional fees and consulting fees in pursuing new acquisitions and increases in marketing expenses to launch the new program for U.S. Lead in January 1998.

Interest Expense

     Interest expense decreased from $85,918 for the six months ended January 31, 1997 to $52,553 for the six months ended January 31, 1998. The Company attributes the decrease to the reduction of debt the Company was able to liquidate following the sale of its operating subsidiary in February 1997. The Company has recently incurred debt to finance the investment in U.S. Lead.

Three Months Ended January 31, 1998 vs. Three Months Ended January 31, 1997

Sales

     Sales decreased from $510,816 for the three months ended January 31, 1997 to $4,285 for the three months ended January 31, 1998. The Company attributes the decrease primarily to the sale of its only operating subsidiary in February 1997. U.S. Lead, the Company's recent acquisition, commenced operations in January 1998 and very few sales have been generated.

Cost of Sales

     Cost of sales decreased from $103,652 for the three months ended January 31, 1997 to $2,402 for the three months ended January 31, 1998. The Company attributes the decrease primarily to the reasons described above.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 1998 vs. Three Months Ended January 31, 1997 (Continued)

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from $567,451 for the three months ended January 31, 1997 to $746,972 for the three months ended January 31, 1998. The Company attributes the increase primarily to increases in professional fees and consulting fees in pursuing new acquisitions and increases in marketing expenses to launch the new program for U.S. Lead in January 1998.

Interest Expense

     Interest expense decreased from $42,927 for the three months ended January 31, 1997 to $29,709 for the three months ended January 31, 1998. The Company attributes the decrease to the reduction of debt the Company was able to liquidate following the sale of its operating subsidiary in February 1997. The Company has recently incurred debt to finance the investment in U.S. Lead.

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

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings

                 None.

      Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:  Exhibit 27.1 Financial Data Schedule.

           (b) On December 8, 1997 the Registrant filed a Current Report on Form 8-K/A describing the acquisition of eighty (80%) percent of the common stock of United States Lead Testing and Removal Service Inc. ("U.S. Lead") including the consolidated financial statements as of December 31, 1996 and the ProForma Balance Sheet as of July 31, 1997 and ProForma Statement of Operations for the year ended July 31, 1997. The Registrant paid $2 million in connection with the acquisition. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                             REGENT GROUP, INC.
                                  ----------------------------------------
                                                (Registrant)

Date: March 13, 1998          By: /s/ Marvin E. Greenfield
                                  ----------------------------------------
                                  Marvin E. Greenfield, President and
                                  Treasurer Duly Authorized Officer of the
                                  Registrant (Principal Financial Officer)