Form 10-Q
period 1998-04-30
REGENT GROUP INC /DE
filed 1998-06-12
CIK 72170

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

                  For the quarterly period ended April 30, 1998


                                       OR


      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............. to ............


                         Commission file number: 0-3338


                               REGENT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                      22-1558317
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     477 MADISON AVENUE, SUITE 701
           NEW YORK, NEW YORK                                  10022
     -----------------------------                          ----------
         (Address of principal                              (Zip Code)
           executive offices)


                                  212-207-4560
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     At June 8, 1998 there were 2,311,368 shares of Common Stock, .06 2/3 par value, outstanding.

================================================================================

                               REGENT GROUP, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------


PART I -- FINANCIAL INFORMATION ....................................        1

     ITEM 1. FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of
               April 30, 1998 (unaudited) and
               July 31, 1997 .......................................      2 - 3

               Consolidated Statements of Operations
               for the Nine and Three Months Ended
               April 30, 1998 and 1997 (unaudited) .................        4

               Consolidated Statements of Cash Flows
               for the Nine Months Ended April 30,
               1998 and 1997 (unaudited) ...........................      5 - 6

               Notes to Consolidated Financial
               Statements (unaudited) ..............................      7 - 10

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS ..........................................     11 - 13


PART II -- OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS .....................................        14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................        14

SIGNATURES .........................................................        15

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

     The results of operations for the three and nine month period ended April 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                               REGENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                       April 30,      July 31,
                                                         1998           1997
                                                      ----------      --------
                                                      (Unaudited)
Current Assets:
  Cash .........................................      $    4,869      $ 76,441
  Accounts receivable ..........................          43,628          --
  Prepaid vendor access fee ....................         133,333          --
  Prepaid expenses and other current
   assets ......................................         180,632       407,784
                                                      ----------      --------
       Total Current Assets ....................         362,462       484,225
                                                      ----------      --------
Property, plant and equipment -- net ...........          53,951         8,687
Unamortized excess of cost over fair
  value of assets acquired .....................       1,596,077          --
Other assets ...................................         527,750       169,277
                                                      ----------      --------
       TOTAL ASSETS ............................      $2,540,240      $662,189
                                                      ==========      ========

                                                                     (Continued)
                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                     April 30,        July 31,
                                                       1998             1997
                                                   ------------     -----------
                                                   (Unaudited)
Current Liabilities:
  Short-term debt ..............................   $  1,420,450     $   131,800
  Accounts payable .............................        650,072            --
  Accrued expenses .............................        474,678         118,158
  Due to officer ...............................        280,000         100,000
  Expected redemptions of common stock .........        150,000            --
                                                   ------------     -----------
       Total Current Liabilities ...............      2,975,200         349,958
                                                   ------------     -----------
Commitments and Contingent Liabilities

Stockholders' Equity (Deficiency):
  Preferred stock, par value $1; authorized
    500,000 shares (involuntary liquidation
    value $777,912):
      Convertible Series B, at redemption
        value; issued and outstanding
        65,141 shares ..........................        130,282         130,282
      Cumulative Series C, par value $1,
        issued and outstanding 64,763 shares ...         64,763          64,763
  Common stock, par value $.06-2/3;
    authorized 20,000,000 shares;
    issued and outstanding 2,311,368
    and 1,494,493 shares .......................        154,167          99,682
  Additional paid-in capital ...................      9,699,298       8,224,858
  Accumulated deficit ..........................    (10,483,471)     (8,207,354)
                                                   ------------     -----------
       Total Stockholders' Equity
         (Deficiency) ..........................       (434,961)        312,231
                                                   ------------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY) ...................   $  2,540,240     $   662,189
                                                   ============     ===========


                 See notes to consolidated financial statements.

                                              REGENT GROUP, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                     Nine Months Ended                Three Months Ended
                                                         April 30,                        April 30,
                                                ---------------------------      ----------------------------
                                                   1998             1997            1998             1997
                                                -----------      ----------      -----------      -----------
Revenues:
  Sales ....................................    $    33,188      $1,203,229      $    25,177      $   150,743
                                                -----------      ----------      -----------      -----------
Costs and Expenses:
  Cost of sales ............................          4,102         228,236             --             29,327
  Selling, general and
    administrative expenses ................      2,029,627       1,377,541          813,084          279,122
  Interest expense .........................        275,574          96,506          223,021           10,588
    Other (income) expense .................           --            (1,161)            --             (1,161)
    (Gain) on sale of investment ...........           --          (378,130)            --               --
                                                -----------      ----------      -----------      -----------
        Total Costs and  Expenses ..........      2,309,303       1,322,992        1,036,105          (60,254)
                                                -----------      ----------      -----------      -----------
Income (loss) before
  income tax provision .....................     (2,276,115)       (119,763)      (1,010,928)         210,997

Minority interest in
  net income (loss) of
  consolidated subsidiary ..................           --           (21,348)            --              7,485
                                                -----------      ----------      -----------      -----------
Income (loss) before
  income tax provision .....................     (2,276,115)        (98,415)      (1,010,928)         218,482

Income tax provision .......................           --              --               --               --
                                                -----------      ----------      -----------      -----------
Net income (loss) ..........................    $(2,276,115)     $  (98,415)     $(1,010,928)     $   218,482
                                                ===========      ==========      ===========      ===========
Net income (loss) per
  common share -- basic ....................    $     (1.25)     $     (.09)     $      (.51)     $      (.19)
                                                ===========      ==========      ===========      ===========
Weighted average number
  of common shares outstanding .............      1,817,295       1,062,220        1,987,808        1,136,677
                                                ===========      ==========      ===========      ===========


                               See notes to consolidated financial statements.

                               REGENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                              April 30,
                                                     ---------------------------
                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net (loss) ......................................  $(2,276,115)   $   (98,415)
  Adjustments to reconcile net (loss) to
    net cash from operating activities:
      Depreciation and amortization ...............      101,140        236,246
      (Gain) on sale of investment ................         --         (378,130)
      (Loss) on sale of equipment .................         --            9,459
      Minority interest in (loss) of
        consolidated subsidiary ...................         --          (21,348)
      Unpaid executive compensation ...............      180,000        112,500
      Disposal of fixed assets ....................        3,737           --
      Common stock issued in lieu of
        payment of expenses .......................      633,925           --
      Changes in operating assets and
        liabilities net of acquisition ............    1,292,005        (69,932)
                                                     -----------    -----------
          Net Cash (Used in) Operating
            Activities ............................      (65,308)      (209,620)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment .....................................      (23,767)      (144,014)
  Proceeds from sale of investment ................         --        1,458,237
  Acquisition of business assets -- net  of cash ..   (1,063,197)          --
  Advance .........................................      (80,000)          --
                                                     -----------    -----------
           Net Cash Provided by (Used in)
             Investing Activities .................   (1,166,964)     1,314,223
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from borrowings ........................      998,200        504,443
  Repayments of borrowings ........................      (57,500)    (1,610,594)
  Proceeds from sale of equipment .................         --           36,138
  Exercise of common stock warrants ...............      220,000        100,000
                                                     -----------    -----------
           Net Cash Provided by (Used in)
             Financing Activities .................    1,160,700       (970,013)
                                                     -----------    -----------
Foreign currency translation adjustment ...........         --          (10,053)
                                                     -----------    -----------
Net increase (decrease) in cash and cash
  equivalents .....................................      (71,572)       124,537

Cash and Cash Equivalents -- beginning
  of period .......................................       76,441         15,592
                                                     -----------    -----------
Cash and Cash Equivalents -- end
  of period .......................................  $     4,869    $   140,129
                                                     ===========    ===========

                                                                     (Continued)


                 See notes to consolidated financial statements

                               REGENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                          Nine Months Ended
                                                              April 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------     ---------
Changes in operating assets and liabilities:
  Decrease in accounts receivable .................   $   23,903     $  74,440
  (Increase) in inventories .......................         --         (58,364)
  (Increase) decrease in prepaid expenses and
    sundry receivables ............................      349,835      (140,421)
  (Increase) decrease in other assets .............      446,424       (94,590)
  Increase in accounts payable ....................      176,466        64,807
  Increase in accrued expenses ....................      368,183        94,588
  (Decrease) in deferred revenue ..................      (25,000)      (24,662)
  Increase) in customer deposits ..................         --          14,270
                                                      ----------     ---------
                                                      $1,292,005     $ (69,932)
                                                      ==========     =========
Supplementary information:
  Cash paid during the year for:
       Interest ...................................   $   12,000     $ 119,432
                                                      ==========     =========

       Income taxes ...............................   $     --       $    --
                                                      ==========     =========


Details of Acquisition:
  Fair value of assets ............................   $  594,561
  Liabilities .....................................    1,672,042
                                                      ----------
          Net Liabilities Assumed .................   $1,077,481
                                                      ==========

  Cash paid .......................................   $1,115,000
  Less: cash acquired .............................       51,803
                                                      ----------
          Net Cash Paid for Acquisition ...........   $1,063,197
                                                      ==========


                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION

     The consolidated balance sheet as of April 30, 1998, the consolidated statement of operations for the nine months ended April 30, 1998 and 1997, and the consolidated statement of cash flows for the periods then ended have been prepared by Regent Group, Inc. and Subsidiary (the "Company" or "Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the January 31, 1997 financial statements have been reclassified to conform to January 31, 1998 classifications. The information for July 31, 1997 was derived from audited financial statements.

2. LOSS PER COMMON AND COMMON EQUIVALENT SHARE

     Loss per common and common equivalent share for the three and nine months ended April 30, 1998 and 1997 was computed using the weighted average number of common shares outstanding during each period. The dilutive effect of outstanding options, warrants and common stock equivalents for the three and nine months ended April 30, 1998 and 1997 were not considered as their effect was antidilutive.

3. RECENT DEVELOPMENTS

     a) On September 12, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. U.S. Lead has executed an agreement with HFS Inc. ("HFS") to become their exclusive preferred vendor for lead testing services for Century 21, ERA and Coldwell Banker. HFS is a global consumer services company. Through April 30, 1998, the Company has advanced U.S. Lead $1,115,000 toward the purchase price. The balance of $885,000 is payable by the Company upon the successful completion of financing.

     b) On June 1, 1998 the Company executed a stock purchase agreement between Regent and Edenfield Enterprises, Inc. ("Edenfield") to acquire a 450-acre property in Thomaston, Georgia known as Hickory Ridge Golf Course and Residential Community ("Hickory"). All prior agreements relating to Hickory were terminated by mutual consent of the parties. Hickory consists of an 18 hole championship golf course and the balance of acreage is being developed as a gated residential housing community composed of approximately 260 single family homes on one acre lots. Regent will issue 4,500,000 shares of Regent common stock in exchange for all the issued and outstanding common shares of Edenfield.

                               REGENT GROUP, INC.

                                   (Unaudited)


4. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses and negative cash flows from operations through April 30, 1998. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to April 30, 1998.

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

     Proforma unaudited operating information for the nine months ended April 30, 1998 and 1997 of Regent and U.S. Lead assuming the business combination has occurred at the beginning of the respective year in which U.S. Lead was acquired as well as at the beginning of the immediate preceding year is as follows:

                                                    Nine Months Ended
                                                        April 30,
                                              -----------------------------
                                                 1998               1997
                                              -----------        ----------
    Net sales ...........................     $    36,405        $1,556,818
    Net (loss) ..........................     $(2,307,159)       $ (948,810)
    Net (loss) per share ................     $     (1.27)       $     (.89)

                               REGENT GROUP, INC.

                                   (Unaudited)

6. DEBT

    Short-term debt is as follows:
                                                     April 30,      July 31,
                                                       1998           1997
                                                    ----------      --------
Unsecured note, due on demand,
  interest at 12% per annum (1) ...............     $  392,500      $131,800

Secured note, due March 20, 1999
  Interest at 7.5% per annum (2) ..............        100,000          --

Unsecured note, due September 30,
  1998, interest at 12% per annum (3) .........        200,000          --

Unsecured note, due on demand,
  interest at 12% per annum (4) ...............         50,000          --

Unsecured note, due on demand,
  non-interest bearing (5) ....................        347,950          --

Unsecured note, due on demand,
  interest at 12% per annum (6) ...............         50,000          --

Unsecured note, due on demand,
  interest at 12% per annum (7) ...............        105,000          --

Unsecured note due January 12,
  1999, interest at 8% per annum (4) ..........        175,000          --
                                                    ----------      --------
                                                    $1,420,450      $131,800
                                                    ==========      ========
----------

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

                               REGENT GROUP, INC.

                                   (Unaudited)


(7) The unsecured note is payable to Mrs. V. Greenfield ("Mrs. V. Greenfield"), mother of Mr. Greenfield. In connection with the note, Mrs. V. Greenfield received 12,500 shares of Regent common stock as additional consideration.


7. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting the display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1998. The Company expects that the adoption of this statement will not have any significant impact on the financial statements of the Company.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On February 21, 1997, the Company consummated the sale of its only operating subsidiary, Krystal Fountain Water Company Limited ("Krystal"). The selling price was approximately $1,600,000 resulting in a gain of approximately $621,000. Subsequent to the sale, the Company liquidated substantially all of its liabilities. The Company continues to pursue other investment opportunities. The Company recently acquired an eighty (80%) percent interest in one business and executed a stock purchase agreement to acquire a one hundred (100%) percent interest in another business.

     In September 1997, Regent acquired eighty (80%) percent of the capital stock of U.S. Lead for a purchase price of $2,000,000 of which $1,115,000 has been advanced toward the purchase price and the balance of $885,000 is payable by the Company upon the successful completion of financing.

     In November 1997, Regent entered into a letter of intent to acquire a fifty (50%) percent interest in a golf course and residential community development in Thomaston, Georgia known as Hickory Ridge Golf Course and Residential Community ("Hickory"). On June 1, 1998 this agreement was terminated by mutual consent of the parties and a stock purchase agreement was executed between Regent (as purchaser) and Edenfield Enterprises, Inc. ("Edenfield") (as seller) whereby seller exchanged one hundred (100%) percent of its issued and outstanding shares of common stock for 4,500,000 common shares of Regent. Edenfield is the sole owner of Hickory, a 450-acre property which consists of an 18 hole championship golf course of which nine holes were completed Labor Day 1996 and have been open for play since that time. The second nine holes are anticipated to be open on or about July, 1998. The balance of acreage is being developed as a gated residential community composed of approximately 260 single family homes on one acre lots. Edenfield will become a wholly-owned subsidiary of Regent and will engage in golf-real estate related activities primarily in the southeastern United States.

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     On September 27, 1997, Regent acquired eighty (80%) percent of the common stock of U.S. Lead. The Company currently operates its business through U.S. Lead. The consolidated financial statements for 1997 include the accounts of the Company and its eighty (80%) percent owned subsidiary from the date of acquisition.

     The Company previously operated its business through Krystal. The Company acquired Krystal in October 1993. In November 1995, Krystal acquired substantially all the net assets of Water Express. Regent's investment in Krystal was reduced to fifty (50%) percent as a result of the acquisition. On February 21, 1997, Regent sold its investment in Krystal. The consolidated financial statements for 1997 include the accounts of the Company and its subsidiary through the sale date.

NINE MONTHS ENDED APRIL 30, 1998 VS. NINE MONTHS ENDED APRIL 30, 1997

SALES

     Sales decreased from $1,203,229 for the nine months ended April 30, 1997 to $33,188 for the nine months ended January 31, 1998. The Company attributes the decrease primarily to the sale of its only operating subsidiary in February 1997. U.S. Lead, the Company's recent acquisition, commenced operations in January 1998 and very few sales have been generated.

COST OF SALES

     Cost of sales decreased from $228,236 for the nine months ended April 30, 1997 to $4,102 for the nine months ended April 30, 1998. The Company attributes the decrease primarily to the reasons described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased from $1,377,541 for the nine months ended April 30, 1997 to $2,029,627 for the nine months ended April 30, 1998. The Company attributes the increase primarily to increases in professional fees and consulting fees in pursuing new acquisitions and increases in marketing expenses to launch the new program for U.S. Lead in January 1998.

INTEREST EXPENSE

     Interest expense increased from $96,506 for the nine months ended April 30, 1997 to $275,574 for the nine months ended April 30, 1998. The Company has recently incurred debt to finance the investment in U.S. Lead and help contribute to Regent's overhead expenses.

THREE MONTHS ENDED APRIL 30, 1998 VS. THREE MONTHS ENDED APRIL 30, 1997

SALES

     Sales decreased from $150,743 for the three months ended April 30, 1997 to $25,177 for the three months ended April 30, 1998. The Company attributes the decrease primarily to the reasons described in the nine month analysis.

COST OF SALES

     Cost of sales decreased from $29,237 for the three months ended April 30, 1997 to $ -0- for the three months ended April 30, 1998. The Company attributes the decrease primarily to the reasons described above.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


THREE MONTHS ENDED APRIL 30, 1998 VS. THREE MONTHS ENDED APRIL 30, 1997-- (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased from $279,122 for the three months ended April 30, 1997 to $813,084 for the three months ended April 30, 1998. The Company attributes the increase to the reasons described in the nine month analysis.

INTEREST EXPENSE

     Interest expense increased from $10,588 for the three months ended April 30, 1997 to $223,021 for the three months ended April 30, 1998. The Company attributes the increase to the reasons described in the nine month analysis.


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

E                         PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Exhibit 27.1 Financial Data Schedule.

     (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended April 30, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                    REGENT GROUP, INC.
                                      (Registrant)


Date: June 12, 1998                 By: /s/ MARVIN E. GREENFIELD
                                        ----------------------------------------
                                        Marvin E. Greenfield, President and
                                        Treasurer Duly Authorized Officer of the
                                        Registrant (Principal Financial Officer)