Form 10-K
period 1998-07-31
REGENT GROUP INC /DE
filed 1998-11-13
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act
     For the Fiscal Year Ended July 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to
                                   ----------   ----------

                          Commission File Number 0-3338



                                REGENT GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              22-1558317
-------------------------------                             --------------------
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

     At November 2, 1998, 2,353,868 shares of registrant's Common Stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of such stock as reported in the National Quotation Bureau, Incorporated as of November 2, 1998 was $1,350,388.

Documents incorporated by reference:             See Part IV, Index to Exhibits

                                REGENT GROUP INC.

                                      INDEX

Part I                                                            Page

          Item 1.     Business..............................       1

          Item 2.     Properties............................       4

          Item 3.     Legal Proceedings.....................       4

          Item 4.     Submission of Matters to a Vote of
                      Security Holders......................       4


Part II

          Item 5.     Market for Registrant's Common Equity
                      and Related Stockholder Matters.......       5

          Item 6.     Selected Financial Data...............       7

          Item 7.     Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations............................     8 - 11

          Item 8.     Financial Statements and Supplementary
                      Data..................................      13

          Item 9.     Changes in and Disagreements with
                      Accountants on Accounting and Financial
                      Disclosure............................      14

Part III

         Item 10.     Directors of the Registrant...........      14

         Item 11.     Executive Compensation................    15 - 16

         Item 12.     Security Ownership of Certain Beneficial
                      Owners and Management.................    17 - 18

         Item 13.     Certain Relationships and Related
                      Transactions..........................      19

Part IV

         Item 14.     Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K...............      20

Signatures...........................................             22

*Page F-1 follows Page 12.

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

Item 1.   Business
     General

     Regent Group Inc. ("Regent" or the "Company"), formerly known as NMC Corp., recently rescinded an agreement for one business acquisition and entered into a letter of intent for another business.

     In September 1997, Regent acquired eighty (80%) percent of the capital stock of United States Lead Testing and Removal Service Inc. ("U.S. Lead") for a purchase price of $2,000,000, of which $1,131,100 has been advanced toward the purchase price. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. During the year ended July 31, 1998, U.S. Lead was the Company's only operating entity.

     On April 30, 1998, the Company rescinded the agreement with U.S. Lead and all assets and liabilities were reacquired by U.S. Lead. As of this date, the Company has no operating businesses. On October 30, 1998, the cash advanced to purchase U.S. Lead was converted into a convertible debenture due October 30, 1999, bearing interest at eight (8%) percent. The debenture is convertible into 17,544,453 shares of U.S. Lead common stock.

     The Company continues to investigate further acquisitions. In October 1998, the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding stock of New Century Ventures, Inc. ("New Century") for two million (2,000,000) shares of Regent common stock. New Century is a corporation which the Company's President and Chief Executive Officer owns a thirty-five (35%) percent interest. New Century has entered into a contract with Erskine Properties, Inc. to acquire a 240-acre golf real estate development in Fort Pierce, Florida, known as Gator Trace Golf Course and Residential Community ("Gator Trace"). Gator Trace is an existing Planned United Development ("PUD") containing a private community with a semi-private golf course. Approximately, two hundred fourteen (214) residential dwelling units have been developed and sold.

     New Century is acquiring the remainder of the residential PUD for development, but is not acquiring the golf course. New Century is purchasing the property for one million ($1,000,000) dollars payable over three years. It is anticipated that New Century will develop approximately two hundred fifty (250) residential units on the site.

     The Company needs to finance the downpayment of $433,333 so New Century can complete the acquisition. As of this date, no financing has been consummated and there is no assurance there ever will.

     On June 1, 1998, the Company executed a stock purchase agreement between Regent and Edenfield Enterprises, Inc. ("Edenfield") to acquire a 450-acre property in Thomaston, Georgia, known as Hickory Ridge Golf Course and Residential Community ("Hickory"). All prior agreements relating to Hickory were terminated by mutual consent of the parties. After due diligence by the Company, Regent terminated the stock purchase agreement and the acquisition was never consummated.

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

     Industry Background

     Gator Trace Golf Course and Residential Community

     History

     Gator Trace Golf Club and Community located east of U.S. 1 and immediately adjacent to the Savannah's State Preserve and the Intercoastal Waterway in Fort Pierce, Florida, is an established semi-private golf club and residential community.

     Gator Trace was originally planned to be a Planned Unit Development (PUD) containing a private community with a semi-private golf course. It was approved by the Fort Pierce Planning Commission as such and is currently approved for six hundred seventy-eight residential dwelling units. The original developer developed and sold two hundred fourteen residential dwelling units. Other amenities include a clubhouse, two tennis courts, and an Olympic size heated swimming pool. Gator Trace sits on roughly 240 acres, with an Arthur Hills designed golf course rolling throughout the community.

     The golf course opened in May of 1986, and the Clubhouse opened in January of 1987 as a Semi-Private facility. Gator Trace Country Club continues to be a profitable semi-private club and is very well known and respected in the community. Players travel from Vero Beach, Fort Pierce, Port St. Lucie, Jensen Beach, and Stuart to play a round at Gator Trace. The course averages over 40,000 rounds of golf a year. The course is the host to many charity and fund-raising tournaments each year. The clubhouse caters many large functions each year such as Wedding Receptions, Anniversary Parties, Class Reunions, Birthday Parties, and many corporate outings.

     The back nine of Gator Trace was developed with all Single Family Homes around it. There are 90 homes on sites ranging from 1/4 to 1/3rd acre and have all been sold. All homes have golf course views. The front side at Gator Trace was planned to have all Condominiums, totaling 588 units. These were to be all two bedroom, two bath units containing approximately 1,100 square feet with no garages but with some covered parking. To the north side of #8 hole there was planned to be two eight-story mid-rises, totaling 96 units. The mid-rises were to be all two bedroom and two bath units.

     After construction of 32 Condominiums, all of which have been sold, it was decided to change the style of the units on the front side. Weyerhaeuser (Babcock) purchased the property between the holes of #2 and #5 in 1987. They built 36 units which are duplex containing two condominiums in each unit. These units are two bedrooms and two baths, with a den, and a one car garage, approximately 1,400 square feet under air. The garage is big enough to house a golf cart and a car. All units have golf course views. They are constructed with concrete and stucco with tile roofs and were all sold.

     In 1989, a new phase at Gator Trace was commenced, called the Garden Villas which was comprised of eighty four (84) duplex residential units. These units are between holes #6 and #7. The Garden Villas are two bedroom and two bath units with high vaulted ceilings and a one car garage with room for a golf cart. Sixty two of the Garden Villas have been developed and sold. All of these units are built directly on the golf course and have golf course views with the exception of 14 units in the center of the site.

     In 1994, it was decided to build another Condominium Building. This building has all the new hurricane requirements and has been upgraded from the earlier condominium units. This building has eight units, all of which have been sold, and is completely concrete and stucco.

     Gator Trace was originally approved for 678 units; however, due to several zoning changes that have taken place over the past several years, it is presently estimated that between 240 and 280 additional residential dwelling units can be built in the remaining parcels, all of which would have golf course vistas.

     Presently, Gator Trace has a governing body of the condominium and single family units in the community called the Gator Trace Master Association. Each homeowner, property owner, condo or villa owner, pays $40.00 per month to the master association. This fee is to take care of such items as street maintenance and repair, street lights, common ground maintenance, all landscape improvements, patrolled security, and cable TV. There are three sub-associations in Gator Trace. The Homeowners Condominium Association, Gator Trace Villa Association, and the Garden Villa Association. Each association takes care of their own building exterior maintenance, building insurance, mowing, edging, fertilizing, mulching, and landscaping.

     Development Plans

     Regent Group, through its wholly-owned subsidiary New Century Ventures, Inc., intends to develop the remainder of the residential development (PUD). This development will contain a minimum of two hundred fifty or as many as three hundred residential dwelling units.

     These residential dwelling units will be comprised of twenty-two (22) Garden Villas containing two bedrooms, two baths, high vaulted ceilings and a one car garage with golf cart storage which are required to conform with the existing PUD. The balance of the project will be comprised of two story townhouse condominiums containing a mix of two and three bedroom units with garages and will range in size from approximately 1,100 to 1,350 square feet under air. All of the residential dwelling units will have golf course views. The units are intended to be sold at prices varying from approximately $74,990 to $99,990. Mortgage financing has been arranged with a large local bank that will provide the purchasers with conventional home loans. The project is anticipated to commence ground breaking in November 1998 and is projected to take thirty-six months to sell out. Revenues are anticipated to be in excess of $20,000,000 of residential dwelling unit sales.

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

Item 2.   Properties

     The Company's corporate headquarters are located at 477 Madison Avenue, Suite 701, New York, New York 10022, where the Company occupies approximately 1,500 square feet pursuant to a lease ending December 31, 1998 at an annual rental of $38,400. The lease is believed to be at a market rate.

Item 3.   Legal Proceedings

     The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

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

Fiscal Year Ended                  Bid Prices                 Asked Prices
  July 31, 1998                 High        Low            High         Low
-----------------               ---------------            ----------------
August 1, 1997 through
October 31, 1997                2 29/32   1 7/8            3 1/8      2 1/8

November 1, 1997 through
January 31, 1998                3 1/4     1 7/8            3 5/8      2 1/8

February 1, 1998 through
April 30, 1998                  2 1/2     1 3/16           2 5/8      2

May 1, 1998 through
July 31, 1998                   3         1 7/8            3 7/8      2 1/8


Fiscal Year Ended                  Bid Prices                 Asked Prices
  July 31, 1997                 High        Low            High         Low
-----------------               ---------------            ----------------

August 1, 1996 through
October 31, 1996                3 3/16      3/4            3 5/8      1 1/4

November 1, 1996 through
January 31, 1997                3 5/8     1 13/32          3 7/8      1 1/2

February 1, 1997 through
April 30, 1997                  3 3/4     2                4          2 3/8

May 1, 1997 through
July 31, 1997                   4 1/4     2 9/16           4 3/4      2 7/8


=================

     (b)   Approximate Number of Equity Security Holders.

     The following table sets forth the approximate number of holders of record of the equity securities of Regent listed:

                                                     Number of Holders at
Title of Class                                        September 15, 1998
--------------                                       --------------------

Common Stock, $.06 2/3 par value                             1,247

Series B Convertible Preferred
     Stock, $1.00 par value                                    10

Series C Preferred Stock,
     $1.00 par value                                           68

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

Item 6.   Selected Financial Data


                                                               Years Ended July 31,
                                            ----------------------------------------------------------
                                            1998(5)    1997(3)(4)     1996(4)      1995(4)     1994(4)
                                            -------    ----------     -------      -------     -------

                            (In thousands of dollars, except per share data)
Selected Statements of Operations Data:

Sales...................................   $    33      $ 1,080      $ 1,496      $   577      $   339
Cost of sales...........................         4          414          555          246          177
Gain on rescission
and sale of subsidiary..................     1,062          621           --           --           --
Interest expense........................       435          228          181           25            6
(Loss) before income tax provision .....    (1,909)        (326)        (758)        (430)        (490)
Income tax provision. ..................        --           --            5            1            5
Net (loss)..............................    (1,909)        (326)        (763)        (431)        (495)
(Loss) per common share - basic.........      (.97)        (.35)        (.79)        (.74)       (1.34)


                                                               Years Ended July 31,
                                           -----------------------------------------------------------
                                             1998        1997         1996(2)       1995         1994
                                             ----        ----         -------       ----         ----

Selected Balance Sheet Data:
                                       (In thousands of dollars)

Total Assets............................   $ 1,447      $  484       $ 3,186        $ 1,544    $ 1,200
Long-term debt..........................      --          --              96             12         39

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

(4)  All share and per share date have been restated to reflect the 1-10 reverse stock split.

(5)  As of April 30, 1998, the Company rescinded its investment in U.S. Lead.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Liquidity and Capital Resources

     On February 21, 1997, the Company consummated the sale of its only operating subsidiary, Krystal Fountain Water Company Limited. The selling price was approximately $1,600,000 resulting in a gain of approximately $621,000. Subsequent to the sale, the Company liquidated substantially all of its liabilities. The Company continues to pursue other investment opportunities. The Company recently acquired an eighty (80%) percent interest in one business and entered into letters of intent for two other businesses. However, the acquisition was subsequently rescinded and one of the letters of intent was terminated.

     In September 1997, Regent acquired eighty (80%) percent of the capital stock of U.S. Lead for a purchase price of $2,000,000, of which $1,131,100 has been advanced toward the purchase price. During the year ended July 31, 1998, U.S. Lead was the Company's only operating entity. The company rescinded the transaction with U.S. Lead, effective April 30, 1998. All assets and liabilities were reacquired by U.S. Lead. During the time U.S. Lead was owned by the Company, losses by U.S. Lead exceeded $1 million. The Company financed the payments toward the purchase price and cash flow for operations by loans from various stockholders. As part of the rescission agreement, the cash advanced to U.S. as partial payment toward the purchase price was converted into a convertible debenturedue October 30, 1999, bearing interest at eight (8%) percent. The debenture is convertible into 17,544,453 shares of U.S. Lead common stock.

     On June 1, 1998, the Company executed a stock purchase agreement between Regent and Edenfield Enterprises, Inc. to acquire a 450-acre property in Thomaston, Georgia, known as Hickory Ridge Golf Course and Residential Community ("Hickory"). All prior agreements relating to Hickory were terminated by mutual consent of the parties. After further due diligence by the Company, Regent terminated the stock purchase agreement and the acquisition was never consummated.

     In October 1998, the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding stock of New Century Ventures, Inc. ("New Century") for two million (2,000,000) shares of Regent common stock. New Century has entered into an agreement to acquire a 240-acre golf real estate development in Fort Pierce, Florida, known as Gator Trace for one million ($1,000,000) dollars. It is anticipated New Century will develop approximately two hundred fifty (250) residential units on the site. The Company believes the cash flow from the sale of these units will be sufficient to fund the Company's operations over the next twelve (12) months. The Company needs to finance the downpayment of $433,333 so New Century can complete the acquisition. As of this date, no financing has been consummated and there is no assurance there ever will.

     The Company's viability as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. The Company has borrowed funds from stockholders of the Company to meet obligations on the U.S. Lead acquisition and third parties for the Gator Trace acquisition. Management is actively seeking additional capital to ensure the continuation of its operations and for the various acquisitions. The Company has partially funded the Gator Trace acquisition, however, there is no assurance that additional capital will be obtained to compete the Gator Trace transaction. This raises substantial doubt about the ability of the Company to continue as a going concern.

     Results of Operations

     1998 Compared to 1997

     Prior to February 21, 1997, the Company operated its business through Krystal. On September 22, 1997, the Company acquired eighty (80%) percent of the outstanding common stock of U.S. Lead. The operating results of U.S. Lead have been included in the statement of operations from the date of acquisition. On April 30, 1998, the Company rescinded the transaction with U.S. Lead. The consolidated financial statements include the accounts of the Company and its subsidiary through the rescission date.

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

     Sales

     Sales decreased from $1,079,808 for the year ended July 31, 1997 to $33,188 for the year ended July 31, 1998. The Company attributes the decrease primarily to the sale of its only operating subsidiary in February 1997. U.S. Lead, the Company's recent acquisition, commenced operations in January 1998 and very few sales have been generated through the date of the rescission.

     Cost of Sales

     Cost of sales decreased from $413,722 for the year ended July 31, 1998 to $4,102 for the year ended July 31, 1998. The Company attributes the decrease primarily to the reasons described above.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from $1,404,380 for the year ended July 31, 1997 to $2,564,347 for the year ended July 31, 1998. The Company attributes the increase primarily to increases in professional fees and consulting fees in pursuing new acquisitions and increases in marketing expenses to launch the new program for U.S. Lead in January 1998.

     Interest Expense

     Interest expense increased from $228,032 for the year ended July 31, 1997 to $435,129 for the year ended July 31, 1998. The Company has recently incurred debt to finance the investment in U.S. Lead and help contribute to Regent's overhead expenses.

     Gain on Rescission

     On April 30, 1998, the Company rescinded its acquisition of U.S. Lead. The Company distributed all assets and liabilities to U.S. Lead as of that date. The Company recognized a gain on rescission of approximately $1.1 million.

     1997 Compared to 1996

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Other Matters

     Year 2000

     Background

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company does not rely heavily on computer technologies to operate its business. However, in 1998, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures.

     The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete its internal Year 2000 modifications are based on the Company's best estimate, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

     In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999, would not have a material adverse effect on the Company.

     Readiness

     The Year 2000 project is intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers and other third parties have been evaluated and will be suitable for continued use into and beyond the Year 2000.

     Since early 1998, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm the Year 2000 readiness.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Cost

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications is approximately $25,000. Year 2000 project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties.

     Contingency Plans

     In the event that the efforts of the Company's Year 2000 project do not address all potential systems problems, the Company is currently developing business interruption contingency plans. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's project and (2) the status of third party Year 2000 readiness. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

     Risks

     The Company believes that completed and planned modifications and conversions of its critical systems, devices and applications will allow it to be Year 2000 compliant in a timely manner. There can be no assurances however, that the Company's internal systems, devices and applications or those of a third parties on which the Company relies will be Year 2000 compliant by Year 2000 or that the Company's or third parties' contingency plans will mitigate the effects of any non-compliance. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company.

     This Form 10-K, other than the historical financial information, may consist of forward looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraph as well as those set forth under "Business--Risks and Uncertainties" in this Form 10-K.

Item 8.           Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Financial Data

                                                                     Page

Independent Auditors' Report                                      F-1 - F-2

Financial Statements:
         Consolidated Balance Sheets as of July 31,
         1998 and 1997                                            F-3 - F-4

         Consolidated Statements of Operations, Years
         Ended July 31, 1998, 1997 and 1996                          F-5

         Consolidated Statements of Stockholders'
         (Deficiency) Equity, Years Ended July 31,
         1998, 1997 and 1996                                      F-6 - F-7

         Consolidated Statements of Cash Flows, Years
         Ended July 31, 1998, 1997 and 1996                       F-8 - F-9

         Notes to Consolidated Financial Statements              F-10 - F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders of
Regent Group Inc.
New York, New York

     We have audited the consolidated balance sheets of Regent Group Inc. and subsidiary (formerly NMC Corp.), as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regent Group Inc. and subsidiary at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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





WIENER, PENTA & GOODMAN, P.C.
Certified Public Accountants
Eatontown, New Jersey


October 29, 1998

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            July 31,
                                                --------------------------------
                                                   1998                  1997
                                                ---------              ---------

Current Assets:
  Cash                                         $    4,111             $  76,441
  Notes receivable                                 97,898                    --
  Prepaid expenses and other current assets       210,557               407,784
                                                ---------              --------

         Total Current Assets                     312,566               484,225
                                                ---------              --------

Property, plant and equipment - net                 3,558                 8,687

Advances                                        1,131,100                  --
Investment                                           --                  50,000
Deferred acquisition costs                           --                 119,277
                                                ---------              --------

               TOTAL ASSETS                    $1,447,224             $ 662,189
                                                =========              ========





                 See notes to consolidated financial statements

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                              July 31,
                                                                      ------------------------
                                                                         1998           1997
                                                                      ----------      --------
Current Liabilities:
  Short-term debt                                                    $ 1,157,500    $  131,800
  Accrued expenses                                                       211,329       118,158
  Due to officer                                                         342,500       100,000
                                                                      ----------     ---------
         Total Current Liabilities                                     1,711,329       349,958
                                                                      ----------     ---------


Commitments and Contingent Liabilities

Stockholders' Equity (Deficiency):
  Preferred stock, par value $1; authorized
   500,000 shares (involuntary liquidation value $777,912):
    Convertible Series B, at redemption value; issued and
     outstanding 65,141 shares                                           130,282       130,282
    Cumulative Series C, par value $1;
     issued and outstanding 64,763 shares                                 64,763        64,763

  Common stock, par value $.06-2/3;
   authorized 20,000,000 shares; issued
   and outstanding 2,351,993 and 1,494,493 shares                        156,878        99,682
  Additional paid-in capital                                           9,500,101     8,224,858
  Deficit                                                            (10,116,129)   (8,207,354)
                                                                      ----------     ---------


         Total Stockholders' Equity
          (Deficiency)                                                  (264,105)      312,231
                                                                      ----------     ---------
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY)                                         $ 1,447,224    $  662,189
                                                                      ==========     =========


                 See notes to consolidated financial statements.

                                        REGENT GROUP INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years Ended
                                                       -------------------------------------------------------
                                                                              July 31,
                                                       -------------------------------------------------------

                                                          1998                    1997                 1996
                                                       ----------              ----------            ---------
Revenues:
    Sales                                             $    33,188             $1,079,808            $1,495,846
    Other income                                             --                   19,668                    70
    Gain on sale of subsidiary                               --                  620,529                  --
                                                       ----------              ---------             ---------
                                                           33,188              1,720,005             1,495,916
                                                       ----------              ---------             ---------

Costs and Expenses:
    Cost of sales                                           4,102                413,722               555,282
    Selling, general and administrative expenses        2,564,347              1,404,380             1,611,260
    Interest expense                                      435,129                228,032               181,434
                                                       ----------              ---------             ---------

                                                        3,003,578              2,046,134             2,347,976
                                                       ----------              ---------             ---------

Loss before income tax provision                       (2,970,390)              (326,129)             (852,060)

Gain on rescission                                      1,061,615                   --                    --
Minority interest in net income (loss)
 of consolidated subsidiary                                  --                   88,331               (94,368)
                                                       ----------              ---------             ---------
Loss before income tax provision                       (1,908,775)              (414,460)             (757,692)
Income tax provision                                         --                     --                   5,643
                                                       ----------             ----------             ---------

Net loss                                              $(1,908,775)            $ (414,460)           $ (763,335)
                                                       ==========              =========             =========

Loss per common share - basic                         $      (.97)            $     (.35)           $     (.79)
                                                       ==========              =========             =========

Weighted average number of common
 shares outstanding - basic                             1,975,639              1,177,644               970,010
                                                       ==========              =========             =========


                                See notes to consolidated financial statements.


                                                  REGENT GROUP INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              YEARS ENDED JULY 31, 1998, 1997 AND 1996


                                    Preferred Stock
                          ---------------------------------
                             Convertible        Cumulative
                          ---------------------------------                                                   Foreign
                              Series B            Series C       Common Stock     Additional                  Currency
                          ---------------    --------------    ----------------    Paid-In                  Translation
                          Shares   Amount    Shares  Amount    Shares    Amount    Capital     Deficit       Adjustment    Total
                          ------   ------    ------  ------    ------    ------    -------     -------       ----------    -----
Balance, August 1,
 1995                     65,141 $130,282    64,763 $64,763    936,677  $ 62,476  $7,351,643  $(7,029,559)  $   23,607  $  603,212

Issuance of common
 stock in lieu of
 compensation (at
 $.25 per share)                                                50,000     3,335       2,915                                 6,250

Issuance of warrants
 in lieu of interest
 (at $.001 per share)                                                                 13,552                                13,552

Foreign currency
 translation ad-
 justment                                                                                                      (13,554)    (13,554)

Net (loss)                                                                                       (763,335)                (763,335)
                          ------  -------    ------  ------   ---------  -------   ---------   ----------    ---------  ----------

Balance, July 31,
 1996                     65,141  130,282    64,763  64,763    986,677    65,811   7,368,110   (7,792,894)      10,053    (153,875)

Issuance of options and
 warrants in lieu of
 compensation (at $.001
 to $2.50 per share)                                                                 390,821                               390,821

Issuance of common stock
 in lieu of compensation
 and consulting (at $1.00
 to $2.9375 per share)                                         150,000    10,005     266,870                               276,875

Exercise of stock options
 and warrants (at $.001
 to $1.00 per share)                                           357,816    23,866      76,343                               100,209

Issuance of warrants in
 lieu of interest (at
 $.001 per share)                                                                    122,714                               122,714

                                    See notes to consolidated financial statements. (Continued)


                                                  REGENT GROUP INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              YEARS ENDED JULY 31, 1998, 1997 AND 1996


                                    Preferred Stock
                          ---------------------------------
                             Convertible        Cumulative
                          ---------------------------------                                                   Foreign
                              Series B            Series C       Common Stock     Additional                  Currency
                          ---------------    --------------    ----------------    Paid-In                  Translation
                          Shares   Amount    Shares  Amount    Shares    Amount    Capital     Deficit       Adjustment    Total
                          ------   ------    ------  ------    ------    ------    -------     -------       ----------    -----

Foreign currency trans-
 lation adjustment                                                                                             (10,053)    (10,053)

Net (loss)                                                                                       (414,460)                (414,460)
                          ------  -------    ------  ------   ---------  -------  ---------   ----------     ---------  ----------

Balance, July 31, 1997    65,141  130,282    64,763  64,763   1,494,393   99,682  8,224,858    (8,207,354)        --       312,231

Issuance of common
 stock in lieu of
 compensation (at
 $2.31 per share)                                                 1,250       84      2,803                                  2,887

Issuance of common stock
 in lieu of consulting
 services (at $2.25
to $3.00 per share)                                             325,000   32,678    700,073         --            --       721,751

Exercise of warrants
 (at $1.00 per share)                                           220,000   14,674    205,326                                220,000

Issuance of common stock
 in lieu of interest (at
 $2.16 to $2.44 per
 share)                                                         311,250   20,762    367,039                                387,801

Net (loss)                                                                                     (1,908,775)              (1,908,775)
                          ------  -------    ------  ------   ---------  -------  ---------   ----------     ---------  ----------

Balance, July 31, 1998    65,141 $130,282    64,763 $64,763   2,351,993 $156,878 $9,500,101  $(10,116,129) $     --    $  (264,105)
                          ======  =======    ======  ======   =========  =======  =========   ===========    =========  ==========


                                          See notes to consolidated financial statements.


                                                  REGENT GROUP INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended
                                                                        -----------------------------------------------------------
                                                                                                   July 31,
                                                                        -----------------------------------------------------------
                                                                           1998                          1997               1996
                                                                        ----------                    ----------          ---------
Cash flows from operating activities:
  Net (loss)                                                           $(1,908,775)                  $  (414,460)        $ (763,335)
   Adjustments to reconcile net (loss) to net cash
   provided from operating activities:
    Depreciation and amortization                                            1,392                       208,792            285,511
     Non-employee non-cash compensation                                  1,099,634                       456,038             19,802
    Non-cash executive compensation                                        252,888                       211,658            150,000
    Loss on abandonment of leasehold improvements                            2,558                          --                 --
     Reserve for bad debts                                                    --                          (9,000)             9,000
     Gain on sale of subsidiary                                               --                        (620,529)              --
     Minority interest in income (loss) of consolidated
      subsidiary                                                              --                          88,331            (94,368)
     Gain on sale of equipment                                                --                         (21,282)            (9,645)
     Loss from former subsidiary                                         1,115,210                          --                 --
     Gain on rescission                                                 (1,061,615)                         --                 --
    Changes in operating assets and liabilities net of
     effects from acquisition of Water Express and sale
      of Krystal Fountain Water Company Limited                            409,675                      (262,465)           (53,861)
                                                                        ----------                    ----------          ---------
       Net Cash (Used in) Operating Activities                             (89,033)                     (362,917)          (456,896)
                                                                        ----------                    ----------          ---------
Cash flows from investing activities:
  Advances                                                              (1,131,100)                         --                 --
  Loans to unaffiliated entity                                             (97,898)                         --                 --
  Proceeds from sale of subsidiary                                            --                       1,624,295               --
  Proceeds from sale of equipment                                             --                          54,629             16,173
  Purchase of property, plant and equipment                                   --                        (412,904)          (131,515)
  Prepayments on acquisitions                                                 --                         (50,000)              --
                                                                        ----------                    ----------          ---------
    Net Cash Provided by (Used in) Investing
      Activities                                                        (1,228,998)                    1,216,020           (115,342)
                                                                        ----------                    ----------          ---------
Cash flows from financing activities:
  Proceeds from borrowings                                               1,183,200                       636,243            804,711
  Proceeds from minority shareholder                                          --                            --               77,150
  Repayments on borrowings                                                (157,500)                   (1,518,652)          (294,520)
  Proceeds from sale of common stock                                            --                       100,209               --
  Proceeds from exercise of warrants                                       220,000                          --                 --
                                                                        ----------                    ----------          ---------
    Net Cash Provided by (Used in) Financing Activities                  1,245,700                      (782,200)           587,341
                                                                        ----------                    ----------          ---------
  Foreign currency translation adjustment                                     --                         (10,053)           (13,554)
                                                                        ----------                    ----------          ---------
Net Increase (decrease) in Cash                                            (72,331)                       60,850              1,549

Cash - beginning of year                                                    76,442                        15,592             14,043
                                                                        ----------                    ----------          ---------
Cash - end of year                                                     $     4,111                   $    76,442         $  15,5922
                                                                        ==========                    ==========          =========


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


                                                  REGENT GROUP INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Continued)

                                                                                                 Years Ended
                                                                        -----------------------------------------------------------
                                                                                                   July 31,
                                                                        -----------------------------------------------------------
                                                                           1998                          1997               1996
                                                                        ----------                    ----------          ---------
Changes in operating assets and liabilities net of
 effects from purchase of Water Express and the sale
 of Krystal Fountain Water Company Limited consist of:
    (Increase) in accounts receivable                                  $      --                     $    (1,032)        $ (206,855)
    (Increase) decrease in inventories                                        --                           8,214             (4,433)
    (Increase) decrease in prepaid expenses and sundry receivables         197,227                      (274,961)           (90,683)
    (Increase) decrease in deferred acquisition costs                      119,277                      (100,409)          (106,570)
    Increase in accounts payable                                              --                       1,002,820            149,178
    Increase (decrease) in accrued expenses                                 93,171                      (256,653)           113,889
    Increase (decrease) in income taxes payable                               --                          (7,970)             4,940
    Increase (decrease) in deferred revenue                                   --                        (145,704)            73,642
    Increase (decrease) in customer deposits                                  --                        (105,873)            13,031
    (Decrease) in lease obligations                                           --                        (380,897)              --
                                                                        ----------                    ----------          ---------
                                                                       $   409,675                   $  (262,465)        $  (53,861)
                                                                        ==========                    ==========          =========
Supplementary information:
    Cash paid during the year for:
       Interest                                                        $    38,826                   $   126,566         $  128,998
                                                                        ==========                    ==========          =========
       Income taxes                                                    $      --                     $     7,950         $    2,568
                                                                        ==========                    ==========          =========

Supplementary information of non-cash
 investing and financing activities:
    During 1995, Krystal Fountain Water Company
     Limited purchased the net assets of Water Express
    In conjunction with this acquisition:
      Fair value of assets acquired                                                                                      $1,260,110
                                                                                                                          =========
      Liabilities assumed                                                                                                $  360,399
                                                                                                                          =========
    Common stock issued for compensation                               $     2,887                   $    80,000         $    6,250
                                                                        ==========                    ==========          =========
    Common stock issued for consulting services                        $   721,751                   $   196,875         $     --
                                                                        ==========                    ==========          =========
    Common stock issued in lieu of payment of interest                 $   387,801                     $    --           $     --
                                                                        ==========                    ==========          =========
    Warrants issued in lieu of payment of interest                     $      --                     $   122,714         $   13,552
                                                                        ==========                    ==========          =========

    Issuance of options and warrants for employee
    and non-employee compensation                                      $      --                     $   390,821         $     --
                                                                        ==========                    ==========          =========




                                           See notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

          Regent Group Inc. (the "Company" or "Regent"), formerly NMC Corp., is incorporated under the laws of the State of Delaware on November 28, 1962 and is a holding Company for its subsidiary.

     Recent Developments

          a) In October 1998, the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding stock of New Century Ventures, Inc. ("New Century") for two million (2,000,000) shares of Regent common stock. New Century is a corporation which the Company's President and Chief Executive Officer owns a thirty-five (35%) percent interest. New Century has entered into a contract with Erskine Properties, Inc. to acquire a 240-acre golf real estate development in Fort Pierce, Florida, known as Gator Trace Golf Course and Residential Community ("Gator Trace"). Gator Trace is an existing Planned United Development ("PUD") containing a private community with a semi-private golf course. Approximately, two hundred fourteen (214) residential dwelling units have been developed and sold by Erskine Properties Inc.

          New Century is acquiring the remainder of the residential PUD for development, exclusive of the golf course. New Century is purchasing the property for one million ($1,000,000) dollars payable over three years. It is anticipated that New Century will develop approximately two hundred fifty (250) residential units on the site.

          The Company needs to finance the downpayment of $433,333 so New Century can complete the acquisition. As of this date, no financing has been consummated and there is no assurance there ever will.

          b) On June 1, 1998, the Company executed a stock purchase agreement between Regent and Edenfield Enterprises, Inc. ("Edenfield") to acquire a 450-acre property in Thomaston, Georgia, known as Hickory Ridge Golf Course and Residential Community ("Hickory"). All prior agreements relating to Hickory were terminated by mutual consent of the parties. After further due diligence by the Company, Regent terminated the stock purchase agreement and the acquisition was never consummated.

          c) On September 22, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. U.S. Lead has executed an agreement with HFS Inc. ("HFS") to become their exclusive preferred vendor for lead testing services for Century 21, ERA and Coldwell Banker. HFS is a global consumer services company. Through October 30, 1998, the Company advanced U.S. Lead $1,131,100 toward the purchase price.

          The Company rescinded the acquisition effective April 30, 1998. All assets and liabilities of U.S. Lead as of that date were reacquired by U.S. Lead. The Company incurred losses from U.S. Lead from the date of acquisition through the date of rescission of approximately $1,115,000, which is included in the statement of operations for the year ending July 31, 1998. On October 30, 1998

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Recent Developments (Continued)

     the advances made to U.S. Lead by the Company in the amount of $1,131,100 as partial payment of the original purchase price has been converted into a convertible debenture due October 30, 1999. The Company can convert the debenture into 17,544,453 shares of U.S. Lead common stock. Upon recscission, the Company recognized a gain of approximately $1,100,000.

          d) On February 21, 1997, the Company sold its only operating business, Krystal Fountain Water Company Limited ("Krystal"). The selling price was approximately $1,600,000 resulting in a gain on the sale of approximately $621,000.

     Basis of Presentation

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

          The Company has experienced recurring losses and negative cash flows from operations through July 31, 1998. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to July 31, 1998. Also, as of July 31, 1998, the Company has a working capital deficit of approximately $1.4 million.

          The Company's ability to continue as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing or generate enough sales from Gator Trace to support the Company's overhead. Management is actively seeking additional capital to ensure the continuation of its operations and for various acquisitions. There is no assurance that additional capital will be obtained to complete the Gator Trace transaction. This raises substantial doubt about the ability of the Company to continue as a going concern.

          The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries through their sale or rescission dates. All significant intercompany transactions and balances have been eliminated.

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

     Foreign Currency Translation

          The financial statements of the foreign subsidiary is generally measured using the local currency as the functional currency. Assets

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Foreign Currency Translation (Continued)

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

     Impairment of Long-Lived Assets

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

     Earnings (Loss) Per Common Share

          In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The Company's interim and prior year results have been restated to conform with the provisions of this statement.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Earnings (Loss) Per Common Share (Continued)

          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and common stock equivalent shares outstanding during the year. Common stock equivalents are excluded from the loss per share calculation for the three years ending July 31, 1998, because the effect would be antidilutive. Common stock equivalents relate to stock options and warrants.

     Fair Value of Financial Instruments

          For financial instruments including cash, notes receivable, prepaid expenses and other current assets, short-term debt, accounts payable, accrued expenses, and amounts due to officer it was assumed that the carrying values approximated fair value because of their short-term maturities. It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

     Segment Information

          During June 1997, the Financial Standards Board issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company has not yet completed its evaluation of this Statement. This Statement is effective for the Company's July, 1999 year end financial statements.

     Reclassification

          Certain reclassifications have been made to prior year balances to conform with the current year's presentation.

2.   ACQUISITION/SALE OF SUBSIDIARY

          On November 1, 1995, Krystal acquired substantially all the net assets of Water Express, a water distribution company in the United Kingdom, in exchange for the issuance of 363,155 shares of the common stock of Krystal, approximately $379,000 in cash, and a promissory note for approximately $125,000. The total purchase price approximated $1,085,000. Accordingly, the Company's investment in Krystal was reduced to fifty (50%) percent.

          The acquisition has been accounted for using the purchase method of accounting, and, accordingly the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired of Water Express was $1,260,000 and the liabilities assumed totalled $360,000 resulting in goodwill of approximately $185,000, which will be amortized principally over twenty (20) years. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACQUISITION (Continued)

          Pro forma unaudited operating information for the year ended July 31, 1996 of Regent, Krystal and Water Express assuming the business combinations had occurred at the beginning of the respective year in which Water Express was acquired is as follows:

                                                             July 31, 1996
                                                             -------------

     Net sales                                                $1,661,505

     Net (loss)                                                 (726,874)

     Net (loss) per share                                     $     (.75)

          During February, 1997, the Company sold its fifty (50%) percent investment in Krystal to Regent's fifty (50%) percent equity partner in Krystal for approximately $1,600,000.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                          July 31,
                                                  ----------------------
                                                    1998          1997
                                                  --------      --------
     Machinery and equipment                     $  22,710     $  22,710
     Leasehold improvements                           --           6,197
     Master tapes                                   20,001        20,001
                                                  --------      --------
                                                    42,711        48,908

     Less accumulated depreciation
     and amortization                               39,153        40,221
                                                  --------      --------

     Net property, plant and equipment           $   3,558     $   8,687
                                                  ========      ========

4.   LOANS AND ADVANCES

     Loans and advances consist of the following:

                                                             July 31, 1998
                                                             -------------
     Loan to Edenfield Enterprises, Inc.
      interest at 8%, due on demand                           $   97,898

     Advances to U.S. Lead Testing
       and Removal Service, Inc.,
       converted into a debenture
       on October 30, 1998, interest
       at 8%, due October 30, 1999;
       convertible into 17,544,453
       shares of U.S. Lead                                     1,131,100
                                                               ---------
                                                               1,228,998
     Current portion                                              97,898
                                                               ---------

                                                              $1,131,100
                                                               =========

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DEBT
     Short-term debt is as follows:

                                                         July 31,
                                                 -----------------------
                                                    1998          1997
                                                 ---------      --------

     Unsecured note, due on demand,
      interest at 12% per annum (1)             $  432,500      $131,800

     Secured note, due March 20, 1999,
      interest at 7.5% per year (2)                100,000          --

     Unsecured note, due on demand,
      interest at 12% per annum (3)                200,000          --

     Unsecured notes, due on demand,
      interest from 8% to 12% per
      annum (4)                                    250,000          --

     Unsecured notes, due on demand,
      interest at 12% per annum (5)                 55,000          --

     Unsecured notes, due on demand,
      interest at 12% per annum (6)                120,000          --
                                                 ---------       -------
                                                $1,157,500      $131,800
                                                 =========       =======

(1) The unsecured notes are payable to Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Mr. Greenfield"), the Company's President and Chief Executive Officer. Per the loan agreement, Mrs. Greenfield received shares of Regent common stock as additional consideration. In addition, for every ninety days after the inception of each note, if the note is still outstanding Mrs. Greenfield will receive additional shares. During the year ended July 31, 1998, Mrs. Greenfield received a total of 254,375 shares of Regent common stock. The Company has recorded interest expense in the amount of $275,702 for the year ended July 31, 1998 and prepaid interest of $57,500 is included in the Company's balance sheet at July 31, 1998 in connection with the issuance of these shares.

(2) The note payable to Republic Bank is collateralized by a certificate of deposit owned by an affiliate of Mrs. Greenfield.

(3) The unsecured note is payable to a shareholder of the Company. On September 18, 1997, in connection with this note, the unsecured shareholder received 25,000 shares of Regent common stock as additional consideration. The Company has recorded interest expense in the amount of $72,860 for the year ending July 31, 1998 and prepaid interest of $9,917 which is included in the Company's balance sheet at July 31, 1998 in connection with the issuance of these shares.

(4) The unsecured notes are payable to BSM, Inc., a shareholder of Regent. The Company has recorded interest expense of $15,608 for the year ending July 31, 1998.

(5) The unsecured notes are payable to Mrs.Felicia Rubin ("Mrs. Rubin"), daughter of Mr. Greenfield. The loan agreement is similar to the note due Mrs. Greenfield. (See (1) above). For the year ended July 31, 1998 Mrs. Rubin was to receive 19,375 shares, of which 18,750 have been received and the balance of 625 due to her. The Company has recorded interest expense in the amount of $25,190 for the year ended July 31, 1998 in connection with the issuance of these shares.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) The unsecured note is payable to Mrs. Valerie Greenfield ("Mrs. V. Greenfield"), mother of Mr. Greenfield. The loan agreement is similar to the note due Mrs. Greenfield. (See (1) above). For the year ended July 31, 1998 Mrs. Valerie Greenfield was to receive 27,500 shares, of which 13,125 shares have been received and the balance of 14,375 is due to her. The Company has recorded interest expense in the amount of $36,430 for the year ended July 31, 1998 in connection with the issuance of these shares.

6.   INCOME TAX

          As of July 31, 1998, the Company has a net operating loss carryforward ("NOL") of approximately $4,648,000 expiring in the years 1998 through 2011. The Company has not reflected any benefit of such NOL carryforward in accordance with the Financial Accounting Board Statement No. 109 (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

     The provision for income taxes consists of the following:

                                               Year Ended July 31,
                                         -------------------------------
                                           1998        1997        1996
                                         --------     -------    -------
     Current:
     Federal                           $    --     $    --     $    --
     Foreign                                --          --          --
     State                                  --          --         5,643
                                        --------     -------     -------
                                       $    --     $    --     $   5,643
                                        ========     =======     =======

       A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                               Year Ended July 31,
                                         -------------------------------
                                           1998        1997        1996
                                         --------     -------    -------
     Tax (benefit) computed
      at the Federal statutory rate    $(648,984)  $(140,916)  $(257,615)
     Increase in taxes resulting from:
       State income taxes                   --          --         1,919
       Effect of unused tax losses       648,984     140,916     261,339
                                        --------     -------     -------
                                       $    --     $    --     $   5,643
                                        ========     =======     =======

     The temporary differences between the tax bases of assets and the financial reporting amount that give rise to the deferred tax assets and their approximate tax effect are as follows:

                                        July 31,
                  -------------------------------------------------------
                            1998                          1997
                  -------------------------     -------------------------
                  Temporary                     Temporary
                  Difference    Tax Effect      Difference    Tax Effect

Net operating
 loss carry-
 forward         $ 4,648,000    $ 1,859,200    $ 3,031,000   $ 1,212,000
Officer salary       342,500        137,000        100,000        40,000
Interest expense      85,500         34,200           --            --
Valuation
 allowances       (5,076,000)    (2,030,400)    (3,131,000)   (1,252,000)
                  ----------     ----------     ----------    ----------
                 $      --      $      --      $      --     $      --
                  ==========     ==========     ==========    ==========

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   EMPLOYMENT AGREEMENTS

          On July 28, 1997, the Board of Directors of the Company awarded Mr. Greenfield a bonus in the amount of $100,000. As of July 31, 1998, $7,500 of the bonus has been paid and the balance of $92,500 is included in due to officer.

          The Board of Directors also approved a new employment agreement with Mr. Greenfield commencing August 1, 1997. Mr. Greenfield's compensation will be $250,000 per year. The employment agreement expires July 31, 2001. Mr. Greenfield's salary for the year ending July 31, 1998 has been accrued and is included in due to officer as of July 31, 1998.

8.   CAPITAL STOCK

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

     d)   Other information is summarized as follows:

                                          Convertible            Cumulative
                                           Series B               Series C
                                          -----------            ----------
          Number of common shares to
          be issued upon conversion
          of each preferred share            10                     None

          Redemption price and in-
          voluntary liquidation value
          per preferred shares (if
          redeemed, must be in series
          order, Convertible Series
          B then Cumulative Series C)      $2.00                   $10.00(1)

          (1)    Plus any dividend in arrears.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   CAPITAL STOCK (Continued)

          Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value. Series B shares are stated at par value.

     e)   Common Stock

          On December 1, 1995, Paul Woolford ("Woolford"), the Managing Director of Krystal and a Director of the Company, received 50,000 shares of the Company's common stock as part of his employment agreement. Compensation expense of $6,250 was charged to operations during the year ended July 31, 1996.

          On February 25, 1997, Mr. Greenfield and Mr. Woolford each received 25,000 shares of the Company's common stock in connection with the sale of Krystal. This resulted in a total expense of $80,000 which reduced the gain from the sale of Krystal.

          During the fiscal year ended July 31, 1998, Mrs. Greenfield, Mrs. Rubin and Mrs. V. Greenfield received 254,375, 18,750 and 13,125 shares of common stock, respectively. The common stock was issued in exchange for monies borrowed from each of the individuals. Interest expense of $285,301 was charged to operations during the year ended July 31, 1998.

          During the fiscal year ended July 31, 1998, 325,000 shares of common stock were issued in lieu of consulting fees. Consulting expense of $721,751 was charged to operations during the year ended July 31, 1998.

          On April 9, 1998, a shareholder of the Company was issued 25,000 shares of common stock. The common stock was issued per the loan agreement for monies loaned to the Company. Interest expense of $49,583 was charged to operations during the year ended July 31, 1998. The remaining expense of $9,917 will be charged to interest during the fiscal year ended July 31, 1999.

          On July 24, 1998, two employees of the Company were issued a total of 1,250 shares of common stock in lieu of compensation. This resulted in a charge to operations of $2,887 for the fiscal year ended July 31, 1998.

          During April and May, 1998, 220,000 shares of common stock were issued in exchange for warrants exercised. The Company received $220,000.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   OPTIONS AND WARRANTS

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

                                                     Years Ended
                                                       July 31,
                                              ---------------------------
                                                 1998             1997
                                              ----------        ---------

     Net loss - as reported                  $(1,908,775)      $(414,460)
     Net loss - pro forma                    $(1,908,775)      $(445,181)
     Loss per share - as reported            $      (.97)      $    (.35)
     Loss per share - pro forma              $      (.97)      $    (.38)

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

     (1) During the year ended July 31, 1997, the Board of Directors approved the issuance of stock options to Mr. Greenfield to purchase 475,000 shares of the Company's common stock at prices from $.0667 per share to $1.00 per share (which was above market value) expiring in periods through November 2007. A portion of these options were issued for his forgiving accrued compensation for the period April 1, 1995 to July 31, 1997. These below market value options resulted in additional compensation expense for the year ended July 31, 1997 of approximately $132,000.

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

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   OPTIONS AND WARRANTS (Continued)

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

     (5) On August 19, 1996, the Company issued to BSM 50,000 shares of common stock and warrants to purchase 220,000 shares of common stock at an exercise price of $1.00 per share (which was below fair value), expiring during November, 2000, in connection with consulting services provided to the Company. This resulted in a consulting expense in the amount of $103,774 for the year ended July 31, 1997. BSM subsequently assigned these warrants to various parties including 50,000 warrants to a related party. All of these warrants were exercised during the year ending July 31, 1998.

     (6) On December 26, 1996, the Company issued a warrant to Arnold Poliskin a former director, to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share, expiring January 2000 in connection with consulting services performed for the Company. This resulted in additional expense of $80,980 during the year ended July 31, 1997.

     (7) On December 8, 1995, Regent and Krystal entered into loan agreements with Ballydine Investments Limited ("Ballydine") for a combined line-of-credit ("line-of-credit") of up to $750,000 with interest at 18% per year, payable monthly. Additionally, the Company granted to Ballydine a warrant to purchase 9.9% of the outstanding, fully diluted shares of the Company, or 203,990 shares at $.001 per share (which was below fair market value) expiring December, 2006. This resulted in additional interest expense of $13,552 and $122,714 during the years ended July 31, 1996 and 1997, respectively. Interest expense on the loans for the years ended July 31, 1997 and 1996, was $62,092 and $59,689, respectively. During May 1997, Ballydine exercised their warrant.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   OPTIONS AND WARRANTS (Continued)

     Information regarding the Company's stock option plans and warrants for fiscal years ended July 31, 1998, 1997 and 1996 is as follows:



                                            July 31, 1998              July 31, 1997
                                        ---------------------     -----------------------
                                                     Weighted                    Weighted
                                                      Average                     Average
                                                     Exercise                    Exercise
                                        Shares        Price       Shares           Price
                                        -------     ---------     -------        --------
Options outstanding -
 beginning of year                      475,000     $ .4597          --         $  --
Options exercised                          --           --        (53,826)        .0667
Options granted                            --           --        528,826         .4189
Options cancelled                          --                        --
                                        -------                   -------
Options outstanding -
 end of year                            475,000     $ .4597       475,000       $ .4597
                                        =======                   =======
Option price range
 at end of year                     $.0667 to $1.00           $.0667 to $1.00
Option price range
 for exercised shares                     --                       $.0667
Options available
 for grant at end of year                N/A                         N/A


                                            July 31, 1998              July 31, 1997            July 31, 1996
                                        ---------------------     -----------------------       -------------
                                                     Weighted                    Weighted
                                                      Average                     Average
                                                     Exercise                    Exercise
                                        Shares        Price       Shares           Price           Shares
                                        -------     ---------     -------        --------          -------
Warrants outstanding -
 beginning of year                      420,000     $ 1.7143      403,990       $  .99             200,000
Warrants exercised                     (220,000)      1.00       (303,990)         .33                --
Warrants granted                             -                    420,000         1.7143           203,990
Warrants cancelled                           -                   (100,000)        3.00                --
                                       --------                  --------                          -------

Warrants outstanding -
 end of year                            200,000     $ 2.50        420,000       $ 1.7143           403,990
                                       ========                  ========                          =======

Warrant price range
 at end of year                     $1.00 - $2.50              $1.00 - $2.50                    $.001 - $1.00
Warrant price range
 for exercised shares                  $1.00                   $.001 - $1.00                        N/A

Warrants available
 for grant at end of year               N/A                       N/A                               N/A

                                                                F-21

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   OPTIONS AND WARRANTS (Continued)

     The weighted exercise price and weighted fair value of options and warrants granted by the Company for fiscal years ended 1997 and 1998 are as follows:

                                      July 31, 1998          July 31, 1997
                                   ------------------     ------------------
                                   Weighted  Weighted     Weighted  Weighted
                                    Average   Average      Average   Average
                                   Exercise    Fair       Exercise    Fair
                                    Price     Value        Price     Value
                                   --------  --------     --------  --------

Weighted average of options
  and warrants granted during
  the year whose exercise price
  exceeded fair market value at
  the date of grant                   --        --         $ 1.48    $ .35

Weighted average of options
  and warrants during the year
  whose exercise price was less
  than fair market value at the
  date of grant                       --        --         $  .0667  $ .63

     The following table summarizes information about fixed-price stock options and warrants outstanding at July 31, 1998.


                                   Weighted
                    Number          Average       Weighted       Number     Weighted
  Range of        Outstanding      Remaining       Average    Exercisable    Average
  Exercise        At July 31,     Contractual     Exercise    At July 31,   Exercise
   Prices            1998            Life           Price        1998         Price
  --------        -----------     -----------     --------    -----------   --------
$ .0667            275,000        8.52 years      $ .0667       275,000       .0667
$1.00 - $2.50      400,000        4.83 years       1.750        400,000      1.750
                   -------                                      -------

                   675,000                                      675,000
                   =======                                      =======


                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES


                                                                     Adjustments
                            United                United                 and
                            States               Kingdom             Eliminations       Consolidated
                            ------               -------             ------------       ------------
July 31, 1997
Sales to unaffiliated
 customers                $      --            $1,079,808            $     --            $1,079,808
Transfers between
 geographic areas                --                  --                    --                  --
                           ---------            ---------             ---------           ---------
     Total Revenue        $      --            $1,079,808            $     --            $1,079,808
                           =========            =========             =========           =========

Operating (loss)          $ (663,712)          $  (74,582)                 --            $ (738,294)
                           =========            =========             =========           =========
Identifiable assets
 at July 31, 1997         $  662,189           $     --              $     --            $  662,189
                           =========            =========             =========           =========


July 31, 1996
Sales to unaffiliated
 customers                $     --             $1,495,846            $     --            $1,495,846
Transfers between
 geographic areas               --                   --                    --                  --
                           ---------            ---------             ---------           ---------
     Total Revenue        $     --             $1,495,846            $     --            $1,495,846
                           =========            =========             =========           =========

Operating (loss)          $ (437,838)          $ (104,555)           $     --            $ (542,393)
                           =========            =========             =========           =========
Identifiable assets
 at July 31, 1996         $1,203,009           $2,177,573            $  (69,540)         $3,311,042
                           =========            =========             =========           =========

          Operating (loss) represents total revenue less operating expenses. In computing operating (loss), none of the following items have been included: interest income or expense, other income and income taxes.

          Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

          The Company realized exchange losses of approximately $29,125 and $5,078 for the years ended July 31, 1997, and 1996, respectively.

          The Company's foreign operations were principally in the United Kingdom through February 21, 1997, the date of sale of the subsidiary.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS

          The Company leases office facilities under an operating lease which extends through December 31, 1998. The minimum annual lease payment due under the operating lease is as follows:

             Year Ending                      Operating
               July 31,                         Leases
             -----------                      ---------
             1998                              $ 16,000
                                               --------
             Total Minimum Lease
              Payments                         $ 16,000
                                               ========


          Rent expense under operating leases for the year ended July 31, 1998, 1997 and 1996 was $36,150, $34,446, and $71,780, respectively. The Company subleases office space on a month-to-month basis. The amount of sublease income was $6,000 for the years ended July 31, 1998, and 1997, and $12,000 for the year ended July 31, 1996. Included in the sublease income were amounts received from the Mast Group Inc. ("Mast") and National BMF Corp. ("NBMF"). The Company received $600 in sublease income from Mast for the years ended July 31, 1998 and 1997 and $6,000 from both Mast and NBMF for the year ending July 31, 1996. Mr. Greenfield is the President of Mast and NBMF. The Company believes the terms of the sublease to Mast and NBMF were at least as favorable to the Company as rent which have been received from unaffiliated third parties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None to be reported.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers and key employees of the Company, together with their ages and a brief description of their employment history, are as follows:

Name                       Age      Position
----                       ---      ---------

Marvin E. Greenfield       67       President, Chief Executive Officer
                                    Treasurer, Chief Financial Officer
                                    and Director

Paul Rosen                 68       Director

Paul R.C. Woolford         49       Director

Judith Kardos              36       Secretary and Director

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

     Mr. Greenfield filed a voluntary petition for personal bankruptcy pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida on September 16, 1992, which was converted to a proceeding under Chapter 7 of the Bankruptcy Code. Mr. Greenfield was discharged pursuant to such proceeding in November 1997.

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

     PAUL R. C. WOOLFORD. Mr. Woolford became a Director of the Company in March, 1995. He was employed by Krystal Group, Inc., a former subsidiary of Regent Group, Inc., from July 1992 through May 1998. From March 1993 through May 1998, he was a managing director of Krystal Group, Inc. From May 1998 to the present, he has been a managing director of Cool Water Ltd. in London, England.

     JUDITH KARDOS. Ms. Kardos has been the Secretary of the Company since July 1, 1992. She became a director in July 1992. She was employed by Mast from 1984 through November 1993 as an executive assistant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 1998.

Item 11.  Executive Compensation

     The following table sets forth, for the fiscal years ended July 31, 1998, 1997 and 1996, the annual and long-term compensation of the Company's Chief Executive Officer and the two other most highly compensated executive officers of Regent ("Named Officers").


                                                         Summary Compensation Table

                                              Annual Compensation                        Long-Term Compensation
                                              -------------------                  ---------------------------------
                                                                                             Awards         Payouts
                                                                                   ----------------------  ---------
                                                                                               Securities
                                                                                   Restricted  Underlying
    Name and                                                       Other Annual       Stock     Options      LTIP         All Other
Principal Position              Year         Salary($)  Bonus($)  Compensation($)  Award(s)($)   SARs(#)   Payouts($)   Compensation
------------------              ----         ---------  --------  ---------------  ----------- ----------  ----------   ------------
Marvin Greenfield               1998          250,000      --         --             --             --        --            --
 President and                  1997          150,000    100,000      --            40,000        475,000     --            --
 Chief Executive                1996          150,000      --         --             --             --        --            --
 Officer


--------------

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

(F) "All Other Compensation" only includes amounts earned or with respect to 1996, 1997 and 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of November 1, 1998 the beneficial ownership of voting securities of Regent by each person known to Regent to be the beneficial owner of more than 5% of any class of its voting securities as well as the beneficial ownership of equity securities of Regent by each of its directors and its directors and officers as a group. To Regent's knowledge, each person named has the sole voting and investment power with respect to the securities listed as owned by him or it.

      Only the common stock, which is also known as "Class A Common Stock", has voting rights. An owner of Series B Convertible Stock has the right to convert each share of such stock into one share of Class A Common Stock. Until such conversion, the shares of Series B Preferred Stock may not be voted. None of the classes of stock vote jointly.

                                        Number of Shares
                                         of Common Stock        Approximate
  Name and Address                       Beneficially          Percentage of
 of Beneficial Owner                        Owned (1)          Class (1) (2)
---------------------                   -----------------      --------------
Marvin E. Greenfield
 (3)(4)(5)(6)(7)                            1,070,020               37.9%


Paul Rosen (3)                                  6,563                 .3


Judith Kardos (3)                               1,600                 *


Paul Woolford (3)(7)                           62,500                2.7


Ira Russack (8)                               175,000                7.4
504 Broadway
New York, NY 10012

Ballydine Investments Ltd. (9)                203,990                8.7
55 Mulgrave Street
Dun Laoghaire
County Dublin, Eire

Plymouth Partners, Ltd.                       200,000                8.5

Arnold Poliskin (10)                          200,000                7.8
333 Recter Place
New York, NY 10280

Officer and directors as a group            1,140,683               40.3
(four persons)

--------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

(1) There were 2,353,868 shares of Common Stock outstanding as of November 2, 1998.

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

(3) The addresses of each of these persons is c/o Company, 477 Madison Avenue, Suite 701, New York, NY 10014.

(4)  Director, President, Chief Executive Officer and Treasurer of Regent.

(5) Includes 254,375 shares held by Mr. Greenfield's wife, issued in connection with a financing arrangement, 3,345 shares held of record by National BMF Corp. ("NBMF") and 25,000 shares held of record by Profitmargin Limited ("Profitmargin"), a company located in London, England. The outstanding common stock of NBMF is owned by Mr. Greenfield's daughter and a trust for which she is sole beneficiary. Mr. Greenfield's wife is the sole trustee of the trust. Mr. Greenfield is also the President of NBMF. The outstanding equity interest in Profitmargin is owned equally by Mr. Greenfield's wife and NBMF.

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

(8)  Includes (i) 150,000 shares issued upon the exercise of warrants and
     (ii) 25,000 shares issued in connection with a financing arrangement.

(9)  Includes 203,990 shares issued upon the exercise of warrants.

(10) Includes 200,000 shares issuable at a price of $2.50 per share until November 1, 2000.

(11) Includes 200,000 shares issued in lieu of consulting fee.

--------------

  * Represents less than one percent of the Common Stock outstanding.

Item 13. Certain Relationships and Related Transactions

      Barbara Greenfield, the wife of Marvin E. Greenfield, the President, Chief Executive Officer and a Director of the Company, collateralized the Company's note to Republic National Bank of New York dated March 20, 1998, in the principal amount of $100,000 with a certificate of deposit. In addition, unsecured notes, dated July 31, 1997 through July 6, 1998, in the amount of $432,500, are payable by the Company to Mrs. Greenfield representing advances made by Mrs. Greenfield to Regent. In connection with these notes, Mrs. Greenfield received 254,375 shares of Regent common stock as additional consideration. The Company has recorded interest expense in the amount of $275,202 for the year ended July 31, 1998, of which $19,297 is included in accrued expenses at July 31, 1998.

      Unsecured notes, dated January and July 1998, in the amount of $55,000 are payable to Mrs. Felicia Rubin, the daughter of Mr. Greenfield, representing advances made by Mrs. Rubin to Regent. In connection with these notes, Mrs. Rubin was to receive 19,375 shares of Regent common stock, of which 18,750 was received and the balance of 625 due her as additional consideration. The Company has recorded interest expense in the amount of $25,190 for the year ended July 31, 1998, of which $3,502 is included in accrued expenses at July 31, 1998.

      Unsecured notes, dated February, April and May 1998, in the amount of $120,000, are payable to Mrs. Valerie Greenfield, the mother of Mr. Greenfield, representing advances made by Mrs. Valerie Greenfield to Regent. In connection with these notes, Mrs. Valerie Greenfield was to receive 27,500 shares of Regent common stock, of which 13,125 was received and the balance of 14,375 due her as additional consideration. The Company has recorded interest expense in the amount of $36,430 for the year ended July 31, 1998, of which $17,477 is included in accrued expenses at July 31, 1998.

     The Company borrowed $175,000 from Plymouth Partners, Inc. on January 12, 1998. BSM, Inc., a shareholder of the Company, purchased the note. In addition, BSM, Inc. advanced the Company an additional $125,000, of which $50,000 has been repaid. The notes are unsecured with interest varying between eight and ten percent. Interest expense for the year ending July 31, 1998, in the amount of $15,608 has been accrued to BSM, Inc.

     In November 1996, the Company issued to BSM, Inc. warrants to purchase up to 220,000 shares of common stock at a purchase price of $1.00 per share, which are exercisable until November 1, 2000. BSM, Inc. assigned such warrants to various individuals. All of these warrants were exercised during the year ended July 31, 1998.

      In September 1997, the Company borrowed $200,000 from Ira Russack, a principal shareholder of the Company. The Company issued Mr. Russack 25,000 shares of Regent common stock as additional consideration. The Company has recorded interest expense in the amount of $72,860 for the year ended July 31, 1998, of which $23,277 is included in accrued expenses at July 31, 1998.

      The Company subleases office space. The Company received $6,000 in sublease income from Mast for the year ended July 31, 1998. Mr. Greenfield is also the President of Mast. The Company believes the terms of the sublease of Mast are at least as favorable to the Company as rent which could have been obtained from unaffiliated third parties. See Note 10 of Notes to Consolidated Financial Statements.

      In October 1998, the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding stock of New Century Ventures, Inc. for two million (2,000,000) shares of Regent common stock. New Century Ventures, Inc. is a corporation which Mr. Greenfield owns a thirty-five (35%) percent interest.

                                     PART IV

Item 14. Exhibits, Financial statement Schedules and Reports on Form 8-K

                                                                          Page
                                                                          ----

(a)

     1.   Financial statements filed as part of this report:

          Independent Auditors' Report                                 F-1 - F-2

          Consolidated Balance Sheets as of July 31, 1997 and 1996     F-3 - F-4

          Consolidated Statements of Operations for the Years Ended
            July 31, 1998, 1997 and 1996                                   F-5

          Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 1998, 1997 and 1996                   F-6 - F-7

          Consolidated Statements of Cash Flows for the Years Ended
            July 31, 1998, 1997 and 1996                               F-8 - F-9

          Notes to Consolidated Financial Statements                 F-10 - F-24

     2.   Financial statement schedules filed as part of this report:

          Schedule II: Valuation and Qualifying Accounts                   S-1

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

    10.10 Rescission Agreement dated April 30, 1998 between Regent Group, Inc. ("Purchaser") and United States Lead Testing and Removal Services Inc. ("Seller").

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

                                        REGENT GROUP INC.

                                         By:     /s/ MARVIN E. GREENFIELD
                                            ------------------------------------
                                               Marvin E. Greenfield, President

                                       Date:  November 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ MARVIN E. GREENFIELD                          November 12, 1998
----------------------------------
  Marvin E. Greenfield, President,
   Treasurer and Director

  /s/ PAUL ROSEN                                    November 12, 1998
----------------------------------
  Paul Rosen, Director

  /s/ PAUL WOOLFORD                                 November 12, 1998
----------------------------------
  Paul Woolford, Director

  /s/ JUDITH KARDOS                                 November 12, 1998
----------------------------------
  Judith Kardos, Secretary and
   Director


                                           REGENT GROUP INC. AND SUBSIDIARY
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Column A                          Column B           Column C       Column D    Column E   Column F
     --------                          --------           --------       --------    --------   --------
                                                                Additions
                                                         -------------------------
                                                            (1)            (2)
                                                          Charged        Charged
                                      Balance at         to profit       to other                Balance
                                      Beginning           and loss       accounts   Deductions  at close
   Description                        of period          or income      (describe)  (describe)  of period
   -----------                        ----------         ---------      ----------  ----------  ---------
Year ended July 31, 1998
 Allowance for doubtful
  accounts                            $    --            $   --           $   --       $   --      $  --
                                       --------          --------         --------     --------    ------
Year ended July 31, 1997
 Allowance for doubtful
  accounts                            $   9,000          $   --           $   -- (a)   $ (9,000)   $  --
                                       ========          ========         ========     ========    ======
Year ended July 31, 1996
 Allowance for doubtful
  accounts                            $   --             $  9,000         $   --       $   --      $9,000
                                       --------          --------         --------     --------    ------


------------------

a) Amount transferred as part of sale agreement with Krystal Fountain Water Company Limited.