Form 10-Q
period 1998-10-31
REGENT GROUP INC /DE
filed 1998-12-10
CIK 72170

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

                  For the quarterly period ended October 31, 1998


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

     At December 1, 1998 there were 2,353,869 shares of Common Stock, $.06 2/3 par value, outstanding.

================================================================================

                               REGENT GROUP, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------


PART I -- FINANCIAL INFORMATION ....................................        1

     ITEM 1. FINANCIAL STATEMENTS

               Balance Sheets as of October 31, 1998
               (unaudited) and July 31, 1998 .......................      2 - 3

               Statements of Operations
               for the Three Months Ended
               October 31, 1998 and 1997 (unaudited) ...............          4

               Statements of Cash Flows
               for the Three Months Ended October 31,
               1998 and 1997 (unaudited) ...........................      5 - 6

               Notes to Consolidated Financial
               Statements (unaudited) ..............................      7 - 11

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS ..........................................     12 - 15


PART II -- OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS .....................................        16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................        16

SIGNATURES .........................................................        17

 PART I. Financial Information

  Item 1.      Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

     The results of operations for the three-month period ended October 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                               REGENT GROUP, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                    October 31,        July 31,
                                                       1998              1998
                                                    -----------        --------
                                                    (Unaudited)

Current Assets:
   Cash                                             $    1,658       $    4,111
   Notes receivable                                  1,332,289           97,898
   Prepaid expenses and other current
    assets                                              90,459          210,557
                                                    ----------       ----------

        Total Current Assets                         1,424,406          312,566
                                                    ----------       ----------

Property, plant and equipment - net                      3,210            3,558

Advances                                                  --          1,131,100
                                                     ----------       ----------

        TOTAL ASSETS                                $1,427,616       $1,447,224
                                                    ==========       ==========


                       See notes to financial statements.

                               REGENT GROUP, INC.
                                 BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                   October 31,        July 31,
                                                      1998              1998
                                                   ----------         --------
                                                  (Unaudited)
Current Liabilities:
   Short-term debt                                $ 1,280,000       $1,157,500
   Accrued expenses                                   297,500          211,329
   Due to officer                                     405,000          342,500
                                                  -----------       ----------
        Total Current Liabilities                   1,982,500        1,711,329
                                                  -----------       ----------

Commitments and Contingent Liabilities

Stockholders' Deficiency:
 Preferred stock, par value $1; authorized
   500,000 shares (involuntary liquidation
   value $777,912):
   Convertible Series B, at redemption
     value; issued and outstanding 65,141
     shares                                           130,282          130,282
   Cumulative Series C, par value $1,
     issued and outstanding 64,763 shares              64,763           64,763
 Common stock, par value $.06-2/3;
   authorized 20,000,000 shares; issued
  and outstanding 2,353,869 and
  2,351,993 shares                                    157,003          156,878
 Additional paid-in capital                         9,501,269        9,500,101
 Deficit                                          (10,408,201)     (10,116,129)
                                                  -----------       ----------
        Total Stockholders' Deficiency               (554,884)        (264,105)
                                                  -----------       ----------
        TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                               $ 1,427,616       $1,447,224
                                                  ===========       =========


                       See notes to financial statements.

                               REGENT GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                            October 31,
                                                  -----------------------------
                                                     1998               1997
                                                  ----------        -----------

Revenues:                                         $     --          $     3,726
                                                  ----------        -----------
  Sales

Costs and Expenses:
  Cost of sales                                         --                1,700
  Selling, general and administrative
    expenses                                         157,769            469,571
  Interest expense                                   134,303             22,844
                                                  ----------        -----------
                                                     292,072            494,115
                                                  ----------        -----------
Loss before income tax provision                    (292,072)          (490,389)

Income tax provision                                    --                 --
                                                  ----------        -----------
Net loss                                          $ (292,072)       $ (490,389)
                                                  ==========        ==========
Loss per common share - basic                          $(.12)            $(.30)
                                                  ==========        ==========
Weighted average number of common shares
 outstanding - basic                                2,353,746        1,645,145
                                                  ==========        ==========


                       See notes to financial statements.

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               October 31,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
Cash flows from operating activities:
 Net loss                                              $(292,072)     $(490,389)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                             348         20,004
   Unpaid executive compensation                          62,500         62,500
   Disposal of fixed assets                                 --            3,737
   Common stock issued in lieu of
    payment of expenses                                    1,293         70,750
   Changes in operating assets and
    liabilities net of acquisition                       206,269        208,991
                                                        ---------      ---------
        Net Cash Used in Operating
           Activities                                    (21,662)      (124,407)
                                                       ---------      ---------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                               --             (775)
  Acquisition of business assets - net of
    cash acquired                                           --         (698,197)
  Loans to unaffiliated entity                          (103,291)          --
                                                       ---------      ---------
           Net Cash Used in Investing
            Activities                                  (103,291)      (698,972)
                                                       ---------      ---------
Cash flows from financing activities:
   Proceeds from borrowings                              122,500        867,840
   Repayments of borrowings                                 --           (9,308)
                                                       ---------      ---------
           Net Cash Provided by Financing
            Activities                                   122,500        858,532
                                                        ---------      ---------
Net increase (decrease) in cash and cash                  (2,453)        35,153
 equivalents

Cash and Cash Equivalents - beginning
 of year                                                   4,111         76,441
                                                       ---------      ---------
Cash and Cash Equivalents - end of
 year                                                  $   1,658      $ 111,594
                                                       =========      =========

                                   (Continued)

                        See notes to financial statements

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                          Three Months Ended
                                                              October 31,
                                                      ------------------------
                                                         1998           1997
                                                      ----------    ----------
Changes in operating assets and liabilities -
 net of acquisition:
   (Increase) in accounts receivable                  $     --      $   (3,828)
   Decrease in prepaid expenses and
    sundry receivables                                   120,098       173,897
   (Increase) in deferred costs                             --         (85,747)
   Increase in accounts payable                             --          60,829
   Increase in accrued expenses                           86,171        63,840
                                                      ----------    ----------
                                                      $  206,269    $  208,991
                                                      ==========    ==========

Supplementary information:
   Cash paid during the year for:

        Interest                                      $      983    $   22,844
                                                      ==========    ==========
        Income taxes                                  $     --      $     --
                                                      ==========    ==========

Details of Acquisition:
  Fair value of assets                                              $  594,561
  Liabilities                                                        1,472,042
                                                                    ----------
         Net Liabilities Assumed                                    $  897,481
                                                                    ----------
  Cash paid                                                         $  750,000
  Less: cash acquired                                                   51,803
                                                                    ----------
           Net Cash Paid for Acquisition                            $  698,197
                                                                    ==========


                       See notes to financial statements.

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization

     The balance sheet as of October 31, 1998, the statement of operations for the three months ended October 31, 1998 and 1997, and the statement of cash flows for the periods then ended have been prepared by Regent Group, Inc. (the "Company" or"Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the October 31, 1997 consolidated financial statements have been reclassified to conform to October 31, 1998 classifications. The information for July 31, 1998 was derived from audited financial statements.

2.  Recent Developments

     a) In October 1998, the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding stock of New Century Ventures, Inc ("New Century") for two million (2,000,000) shares of Regent common stock. New Century is a corporation in which the Company's President and Chief Executive Officer owns a thirty-five (35%) percent interest. New Century has entered into a contract with Erskine Properties, Inc. to acquire a 40-acre golf real estate development in Fort Pierce, Florida, known as Gator Trace Golf Course and Residential Community ("Gator Trace"). Gator Trace is an existing Planned United Development ("PUD") containing a private community with a semi-private golf course. Approximately two hundred fourteen (214) residential dwelling units have been developed and sold by Erskine Properties Inc.

     New Century is acquiring the remainder of the residential PUD for development, exclusive of the golf course. New Century is purchasing the property for one million ($1,000,000) dollars payable over three years. It is anticipated that New Century will develop approximately three hundred fifty
(350) residential units on the site.

     The Company needs to finance the down payment of $433,333 so New Century can complete the acquisition. As of this date, no financing has been consummated, and there is no assurance there ever will be.

     b) On September 22, 1997, the Company acquired eighty (80%) of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. U.S. Lead has executed an agreement with HFS Inc. ("HFS") to become their exclusive preferred vendor for lead testing services for Century 21, ERA

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


and Coldwell Banker. HFS is a global consumer services company. Through October 31, 1998, the Company advanced U.S. Lead $1,131,100 toward the purchase price.

     The Company rescinded the acquisition effective April 30, 1998. All assets and liabilities of U.S. Lead as of that date were reacquired by U.S. Lead. The Company incurred losses from U.S. Lead from the date of acquisition through the date of rescission of approximately $1,115,000, which is included in the statement of operations for the year ending July 31, 1998. On October 31, 1998 the advances made to U.S. Lead by the Company in the amount of $1,131,100 as partial payment of the original purchase price have been converted into a convertible debenture due October 30, 1999. The Company can convert the debenture into 17,544,453 shares of U.S. Lead common stock. No interest was earned on the advances until the signing of the debenture agreement, and no measurement on the warrant to convert was ascribed by the Company. Upon rescission, the Company recognized a gain of approximately $1,100,000.

3.    Basis of Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses and negative cash flows from operations through October 31, 1998. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to October 31, 1998. Also, as of October 31, 1998, the Company has a working capital deficit of approximately $.6 million.

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

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.  Notes Receivable

    Notes receivable consist of the following:

                                              October 31, 1998   July 31, 1998
                                              ----------------   -------------
     Loan to Edenfield Enterprises, Inc.,
        interest at 8%, due on demand           $   97,898        $   97,898

     Advance to U.S. Lead Testing and
        Removal Service, Inc., converted
        into a debenture on October 31,
        1998, interest at 8%, due October
        30, 1999; convertible into
        17,544,453 shares of U.S. Lead           1,131,100         1,131,100

     Loan to New Century Ventures, Inc.,
        interest at 8%, due on demand              103,291              --
                                                ----------        ----------
                                                 1,332,289         1,228,998
     Current portion                             1,332,289            97,898
                                                ----------        ----------
                                                $     --          $1,131,100
                                                ==========        ==========


     Subsequent to October 31, 1998, U.S. Lead was advanced an additional $100,000, interest at 15%, due on demand.


5. Debt

        Short-term debt is as follows:
                                                    October 31,        July 31,
                                                      1998               1998
                                                    ----------        ----------
        Unsecured note, due on demand,
         interest at 12% per annum (1)             $  432,500         $ 432,500

        Secured note, due March 20, 1999,
         interest at 7.5% per annum (2)               100,000           100,000

        Unsecured note, due on demand,
         interest at 12% per annum (3)                200,000           200,000

        Unsecured notes, due on demand,
         interest from 8% to 12% per
         annum (4)                                    250,000           250,000

        Unsecured notes, due on demand,
         interest at 12% per annum (5)                 55,000            55,000

        Unsecured notes, due on demand,
         interest at 12% per annum (6)                242,500           120,000
                                                   ----------        ----------
                                                   $1,280,000        $1,157,500
                                                   ==========        ==========

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1) The unsecured note is payable to Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Mr. Greenfield"), the Company's President and Chief Executive Officer. Per the loan agreement, Mrs. Greenfield received shares of Regent common stock as additional consideration. In addition, for every ninety days after the inception of each note, if the note is still outstanding, Mrs. Greenfield will receive additional shares. During the three months ended October 31, 1998, Mrs. Greenfield received a total of 52,500 shares of Regent common stock. The Company has recorded interest expense in the amount of $52,500 for the three months ended October 31, 1998 and prepaid interest of $5,000 which is included in the Company's balance sheet at October 31, 1998 in connection with the issuance of these shares.

(2) The note payable to Republic Bank is collateralized by a certificate of deposit owned by an affiliate of Mrs. Greenfield.

(3) The unsecured note is payable to a shareholder of the Company. On September 18, 1997, in connection with this note, the unsecured shareholder received 25,000 shares of Regent common stock as additional consideration. The Company has recorded interest expense in the amount of $9,917 and $4,958 for the three months ended October 31, 1998 and 1997, respectively, in connection with the issuance of these shares.

(4) The unsecured notes are payable to BSM, Inc., a shareholder of Regent. The Company has recorded interest expense of $6,805 for the three months ended October 31, 1998.

(5) The unsecured notes are payable to Mrs. Felicia Rubin ("Mrs. Rubin"), daughter of Mr. Greenfield. The loan agreement is similar to the note due Mrs. Greenfield. (See (1) above.) For the three months ended October 31, 1998 Mrs. Rubin was to receive 6,875 shares, all of which are still due to her. The Company has recorded interest expense in the amount of $6,875 for the three months ended October 31, 1998 in connection with the issuance of these shares. In addition, Mrs. Rubin is still due 625 shares from the year ended July 31, 1998.

(6) The unsecured note is payable to Mrs. Valerie Greenfield ("Mrs. V. Greenfield"), mother of Mr. Greenfield. The loan agreement is similar to the note due Mrs. Greenfield. (See (1) above.) For the three months ended October 31, 1998, Mrs. Valerie Greenfield was to receive 30,938 shares, of which 1,875 shares have been received and the balance of 29,063 is due to her. The Company has recorded interest expense in the amount of $29,063 for the three months ended October 31, 1998 in connection with the issuance of these shares. In addition, Mrs. V. Greenfield is still due 14,375 shares from the year ended July 31, 1998.

6. New Accounting Standards

     SEGMENT INFORMATION - During June 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company has not yet completed its evaluation of this Statement. This Statement is effective for the Company's 1999 year end financial statements.

7.   Loss Per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents are excluded from the loss per share calculated the three months ended October 31, 1998 and 1997 because their effect would be antidilutive. Common stock equivalents relate to stock options and warrants.

Item 7. Management's' Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     The Company continues to pursue investment opportunities. The Company acquired an eighty (80%) percent interest in one business and entered into letters of intent for two other businesses. However, the acquisition was subsequently rescinded, and one of the letters of intent was terminated.

     In September 1997, Regent acquired eighty (80%) percent of the capital stock of U.S. Lead for a purchase price of $2,000,000 of which $1,131,100 has been advanced toward the purchase price. During the year ended July 31, 1998, U.S. Lead was the Company's only operating entity. The Company rescinded the transaction with U.S. Lead, effective April 30, 1998. All assets and liabilities. were reacquired by U.S. Lead. During the time U.S. Lead was owned by the Company, losses by U.S. Lead exceeded $1 million. The Company financed the payments toward the purchase price and cash flow for operations by loans from various stockholders. As part of the rescission agreement, the cash advanced to U.S. Lead as partial payment toward the purchase price was converted into a convertible debenture due October 30, 1999, bearing interest at eight (8%) percent. The debenture is convertible into 17,544,453 shares of U.S. Lead common stock.

     In October 1998 the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding stock of New Century Ventures, Inc. ("New Century") for two million (2,000,000) shares of Regent common stock. New Century has entered into an agreement to acquire a 40-acre golf real estate development in Fort Pierce, Florida, known as Gator Trace, for one million ($1,000,000) dollars. It is anticipated that New Century will develop approximately three hundred fifty (350) residential units on the site. The Company believes the cash flow from the sale of these units will be sufficient to fund the Company's operations over the next twelve (12) months. The Company needs to finance the down payment of $433,333 so New Century can complete the acquisition As of this date, no financing has been consummated, and there is no assurance there ever will.

     The Company's viability as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. The Company has borrowed funds from stockholders of the Company to meet obligations on the U.S. Lead acquisition and third parties for the Gator Trace acquisition. Management is actively seeking additional capital to ensure the continuation of its operations and for the various acquisitions. The Company has partially funded the Gator Trace acquisition; however, there is no assurance that additional capital will be obtained to complete the Gator Trace transaction. This raises substantial doubt about the ability of the Company to continue as a going concern.

Item 7. Management's' Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     1998 Compared to 1997

     On September 22, 1997, Regent acquired eighty (80%) percent of the outstanding common stock of U.S. Lead. The operating results of U.S. Lead have been included in the statement of operations from the date of acquisition. On April 30, 1998, the Company rescinded the transaction with U.S. Lead. The financial statements for the period ended October 31, 1998 include the accounts of the company and its subsidiary through the rescission date.

     Sales

     Sales decreased from $3,726 for the three months ended October 31, 1997 to $-0- for the three months ended October 31, 1998. The Company attributes the decrease to the rescission of the acquisition of U.S. Lead, its only operating subsidiary, in April 1998.

     Cost of Sales

     Cost of sales decreased from $1,700 for the three months ended October 31, 1997 to $-0- for the three months ended October 31, 1998. The Company attributes the decrease primarily to the reasons described above.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased from $469,571 for the three months ended October 31, 1997 to $157,769 for the three months ended October 31, 1998. The Company attributes the decrease primarily to the reasons described above.

     Interest Expense

     Interest expense increased from $22,844 for the three months ended October 31, 1997 to $134,303 for the three months ended October 31, 1998. The Company has incurred debt to finance the loans to U.S. Lead and New Century Ventures and help contribute to Regent's overhead expenses.

     Accounting Standards

     For information regarding certain promulgated accounting standards, see
Note 1 of Notes to Financial Statements.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


     The following discussion of the implications of the Year 2000 Problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete its internal Year 2000 modifications are based on the Company's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

     In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effete on the Company.

     Readiness

     The Year 2000 project is intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers and other third parties, have been evaluated and will be suitable for continued use into and beyond the Year 2000.

     Since early 1998, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm the Year 2000 readiness.

     Cost

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications is approximately $25,000. Year 200 project costs are difficult to estimate accurately, and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties.

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

Item 7.

     Risks

     The Company believes that completed and planned modifications and conversions of its critical systems, devices and applications will allow it to be Year 2000 compliant in a timely manner. There can be no assurances, however, that the Company's internal systems, devices and applications or those of third parties on which the Company relies will be Year 2000 compliant by year 2000 or that the Company's or third parties' contingency plans will mitigate the effects of any non-compliance. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company.

     This Form 10-Q, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors including, but not limited to, those identified in the preceding paragraph as well as those set forth under "Business - Risks and Uncertainties" in the Company's Form 10-K for the year ending July 31, 1998.

PART II - OTHER INFORMATION

        Item 1.     Legal Proceedings

                    None.

        Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits:  Exhibit 27.1 Financial Data Schedule.

            (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended October 31, 1998.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                 REGENT GROUP, INC.
                                     -------------------------------------------
                                                   (Registrant)


Date: December 11, 1998              By:  /s/ MARVIN E. GREENFIELD
                                          --------------------------------------
                                          Marvin E. Greenfield, President and
                                          Treasurer Duly Authorized Officer of
                                          the Registrant (Principal Financial
                                          Officer)