Form 10-Q
period 1999-01-31
REGENT GROUP INC /DE
filed 1999-03-16
CIK 72170

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

                 For the quarterly period ended January 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ............

                         Commission file number: 0-3338

                               REGENT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                         22-1558317
         -------------------------------          ------------------
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

                         Yes _x_         No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At March 1, 1999 there were 2,296,368 shares of Common Stock, $.06 2/3 par value, outstanding.

================================================================================

                                                    REGENT GROUP, INC.
                                                           INDEX

                                                                   Page No.

Part I - Financial Information                                          1

     Item 1. Financial Statements

             Balance Sheets as of January 31, 1999
             (unaudited) and July 31, 1998                          2 - 3

             Statements of Operations for the Six
             Months Ended January 31, 1999 and 1998
             (unaudited)                                                4

             Statements of Cash Flows for the Six
             Months Ended January 31,  1999 and 1998
             (unaudited)                                            5 - 6

             Notes to Financial Statements
             (unaudited)                                            7 - 11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                            12 - 16

Part II - Other Information

         Item 1.  Legal Proceedings                                     17

         Item 6.  Exhibits and Reports on Form 8-K                      17

Signatures                                                              18

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

     The results of operations for the six-month period ended January 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                               REGENT GROUP, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                  January 31,          July 31,
                                                     1999                1998
                                                  ----------          ----------
                                                  (Unaudited)

Current Assets:
  Cash                                            $       81          $    4,111
  Notes receivable                                 1,807,548              97,898
  Prepaid expenses and other current
    assets                                            67,863             210,557
                                                   ---------           ---------
         Total Current Assets                      1,875,492             312,566

Property, plant and equipment - net                    2,862               3,558

Advances                                                 --            1,131,100
                                                  ----------          ----------
         TOTAL ASSETS                             $1,878,354          $1,447,224
                                                  ==========          ==========



                       See notes to financial statements.

                               REGENT GROUP, INC.
                                 BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                     January 31,       July 31,
                                                        1999             1998
                                                    -----------      ----------
                                                    (Unaudited)

Current Liabilities:
  Short-term debt                                   $1,197,500       $1,157,500
  Accrued expenses                                     201,628          211,329
  Due to officer                                       467,500          342,500
                                                    ----------       ----------
         Total Current Liabilities                   1,866,628        1,711,329

Long-term Liabilities:
  Long-term debt                                       750,000             --
                                                    ----------       ----------
     Total Liabilities                               2,616,628        1,711,329
                                                    ----------       ----------

Commitments and Contingent Liabilities

Stockholders' Deficiency:
  Preferred stock, par value $1; authorized
    500,000 shares (involuntary liquidation
    value $777,912):
      Convertible Series B, at redemption
        value; issued and outstanding 65,141
        shares                                         130,282          130,282

      Cumulative Series C, par value $1,
        issued and outstanding 64,763 shares            64,763           64,763
  Common stock, par value $.06-2/3;
    authorized 20,000,000 shares; issued
    and outstanding 2,296,368 and
    2,351,993 shares                                   153,168          156,878
 Additional paid-in capital                          9,440,116        9,500,101
 Deficit                                           (10,526,903)     (10,116,129)
                                                   -----------      -----------
         Total Stockholders' Deficiency               (738,274)        (264,105)
                                                   -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIENCY                              $ 1,878,354      $ 1,447,224
                                                   ===========      ===========





                       See notes to financial statements.


                               REGENT GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Six Months Ended            Three Months Ended
                                 January 31,                  January 31,
                          --------------------------    --------------------------
                              1999           1998           1999           1998
                          -----------    -----------    -----------    -----------
Revenues:
  Sales                   $      --      $     8,011    $      --      $     4,285
                          -----------    -----------    -----------    -----------
Costs and Expenses:
  Cost of sales                  --            4,102           --            2,402
  Selling, general and
   administrative
     expenses                 324,879      1,216,543        167,110        746,972
  Interest expense             85,895         52,553        (48,408)        29,709
                          -----------    -----------    -----------    -----------
                              410,774      1,273,198        118,702        779,083
                          -----------    -----------    -----------    -----------

Loss before income tax
  provision                  (410,774)    (1,265,187)      (118,702)      (774,798)
Income tax provision             --             --             --             --
                          -----------    -----------    -----------    -----------
Net loss                  $  (410,774)   $(1,265,187)   $  (118,702)   $  (774,798)
                          ===========    ===========    ===========    ===========

Loss per common
  share - basic                 $(.18)         $(.73)         $(.05)         $(.42)
                                ======         =====          =====          =====
Weighted average number
  of common shares
  outstanding - basic       2,296,307      1,734,819      2,296,368      1,824,493
                          ===========    ===========    ===========    ===========



                       See notes to financial statements.

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                             January 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
Cash flows from operating activities:
 Net loss                                           $  (410,774)    $(1,265,187)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                          696          57,483
     Unpaid executive compensation                      125,000         125,000
     Disposal of fixed assets                              --             3,737
     Common stock issued in lieu of
       payment of expenses                                1,293          70,750
     Cancellation of common stock previously
       issued in lieu of payment of expenses            (64,688)           --
     Changes in operating assets and
       liabilities net of acquisition                   132,993       1,176,340
                                                    -----------     -----------
         Net Cash Used in (Provided by)
           Operating Activities                        (215,480)        168,123
                                                    -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                              --           (11,498)
  Acquisition of business assets - net of
    cash acquired                                          --          (911,197)
  Loans to unaffiliated entity                         (578,550)           --
                                                    -----------     -----------
          Net Cash Used in Investing
            Activities                                 (578,550)       (922,695)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from borrowings                              977,500         785,112
  Repayments of borrowings                             (187,500)        (17,500)
                                                    -----------     -----------
          Net Cash Provided by Financing
            Activities                                  790,000         767,612
                                                    -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                            (4,030)         13,040
Cash and Cash Equivalents - beginning
  of year                                                 4,111          76,441
                                                    -----------     -----------
Cash and Cash Equivalents - end of
 year                                               $        81     $    89,481
                                                    ===========     ===========



                                   (Continued)

                        See notes to financial statements

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                        Six Months Ended
                                                           January 31,
                                                  ----------------------------
                                                      1999             1998
                                                  -----------      -----------

Changes in operating assets and liabilities--
  net of acquisition:
    Increase in accounts receivable               $      --        $   (13,987)
    Decrease in prepaid expenses and
     sundry receivables                               142,694          274,321
    Decrease in other assets                             --             56,697
    Increase in accounts payable                         --             38,759
    (Decrease) increase in accrued expenses            (9,701)         845,550
    Decrease in deferred revenue                         --            (25,000)
                                                  -----------      -----------
                                                  $   132,993      $ 1,176,340
                                                  ===========      ===========
Supplementary information:
    Cash paid during the year for:
      Interest                                    $    29,991      $    22,844
                                                  ===========      ===========
      Income taxes                                $      --        $      --
                                                  ===========      ===========
Details of Acquisition:
    Fair value of assets                                           $   594,561
    Liabilities                                                      1,672,042
                                                                   -----------
            Net Liabilities Assumed                                $ 1,077,481
                                                                   ===========
    Cash paid                                                      $   963.000
    Less: cash acquired                                                 51,803
                                                                   -----------
            Net Cash Paid for Acquisition                          $   911,197
                                                                   ===========




                       See notes to financial statements.

                               REGENT GROUP, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization

     The balance sheet as of January 31, 1999, the statement of operations for the six months ended January 31, 1999 and 1998, and the statement of cash flows for the periods then ended have been prepared by Regent Group, Inc. (the "Company" or "Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the January 31, 1998 consolidated financial statements have been reclassified to conform to January 31, 1999 classifications. The information for July 31, 1998 was derived from audited financial statements.

2. Recent Developments

   a) In October 1998, the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding common stock of New Century Ventures, Inc. ("New Century") for two million (2,000,000) shares of Regent common stock. New Century is a corporation in which the Company's President and Chief Executive Officer owns a thirty-five (35%) percent interest. New Century has entered into a contract with Erskine Properties, Inc. to acquire a 40-acre golf real estate development in Fort Pierce, Florida, known as Gator Trace Golf Course and Residential Community ("Gator Trace"). Gator Trace is an existing Planned United Development ("PUD") containing a private community with a semi-private golf course. Approximately two hundred fourteen (214) residential dwelling units have been developed and sold by Erskine Properties Inc.

     On March 3, 1999 New Century acquired the remainder of the residential PUD for development, exclusive of the golf course. New Century purchased the property for one million ($1,000,000) dollars payable over three years. It is anticipated that New Century will develop approximately three hundred fifty
(350) residential units on the site.

     In December 1998 the Company borrowed $750,000 from Ballydine Investments Limited. During January 1999 the Company advanced New Century $440,000 to complete the acquisition. As of this date the Company has not completed the acquisition of New Century.

     b) On September 22, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. U.S. Lead has executed an agreement with HFS Inc. ("HFS") to become their exclusive preferred vendor for lead testing services for Century 21, ERA and Coldwell Banker. HFS is a global consumer services company. Through January 31, 1999, the Company advanced U.S. Lead $1,131,000 toward the purchase price.

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2. Recent Developments (continued)

     The Company rescinded the acquisition effective April 30, 1998. All assets and liabilities of U.S. Lead as of that date were reacquired by U.S. Lead. The Company incurred losses from U.S. Lead from the date of acquisition through the date of rescission of approximately $1,115,000, which is included in the statement of operations for the year ending July 31, 1998. On October 31, 1998, the advances made to U.S. Lead by the Company in the amount of $1,131,100 as partial payment of the original purchase price were converted into a convertible debenture due October 30, 1999. The Company can convert the debenture into 17,544,453 shares of U.S. Lead common stock. No interest was earned on the advances until the signing of the debenture agreement, and no measurement on the warrant to convert was ascribed by the Company. Upon rescission, the Company recognized a gain of approximately $1,100,000. Subsequent to the rescission, the Company loaned U.S. Lead an additional $100,000 due on demand with interest at 15% per annum.

3. Basis of Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company experienced recurring losses and negative cash flows from operations through January 31, 1999. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to January 31, 1999. Also, as of January 31, 1999, the Company has a working capital deficit of approximately $.6 million.

     The Company's ability to continue as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing or generate enough sales from Gator Trace to support the Company's overhead, assuming the Company completes the acquisition of New Century. Management is actively seeking additional capital to ensure the continuation of its operations and for various acquisitions. In December 1998 the Company borrowed $750,000 from Ballydine Investments, Limited and advanced funds to New Century to complete the Gator Trace transaction. The Company is in further negotiations with a bank to obtain financing for the construction of the residential units. There is no assurance that the financing will be completed. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

                               REGENT GROUP, INC.
                          Notes to Financial Statements
                                   (Unaudited)

4.  Notes Receivable

    Notes receivable consist of the following:
                                                     January 31,      July 31,
                                                        1999            1998
                                                     -----------    -----------
    Loan to Edenfield Enterprises, Inc.,
      interest at 8%, due on demand                   $   97,898     $   97,898

    Loan to U.S. Lead Testing and Removal
      Service, Inc., converted into a
      debenture on October 31, 1998, interest
       at 8%, due October 30, 1999;
      convertible into 17,544,453 shares
      of U.S. Lead                                     1,131,100      1,131,100

    Loan to U.S. Lead Testing and Removal
      Service, Inc., interest at 15%, due
      on demand                                          100,000           --

    Loan to New Century Ventures, Inc.,
      interest at 8%, due on demand                      478,550           --
                                                      ----------     ----------

                                                       1,807,548      1,228,998

    Current portion                                    1,807,548         97,898
                                                      ----------     ----------

                                                      $     --       $1,131,100
                                                      ==========     ==========


5. Debt

    Short-term debt is as follows:
                                                     January 31,      July 31,
                                                        1999            1998
                                                     -----------    -----------
    Unsecured note, due on demand
      interest at 12% per annum (1)                 $  352,500       $  432,500

    Secured note, due March 20, 1999,
      interest at 7.5% per annum (2)                   100,000          100,000

    Unsecured note, due on demand,
      interest at 12% per annum (3)                    100,000          200,000

    Unsecured notes, due on demand,
      interest from 8% to 12% per
      annum (4)                                        250,000          250,000

    Unsecured notes, due on demand,
      interest at 12% per annum (5)                     55,000           55,000

    Unsecured notes, due on demand,
      interest at 12% per annum (6)                    240,000          120,000

    Secured note, due October 30, 1999,
      interest at 15% per annum (7)                    100,000             --
                                                    ----------       ----------
                                                    $1,197,500       $1,157,500
                                                    ==========       ==========

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

5.  Debt (continued)

    Long-term debt is as follows:
                                                     January  31,     July 31,
                                                        1999            1998
                                                     ----------      ----------
    Secured note, due April 2000,
      interest at 16% per annum (8)                   $750,000        $    --
                                                      ========        ========

(1) The unsecured note is payable to Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Mr. Greenfield"), the Company's President and Chief Executive Officer. Per the loan agreement, Mrs. Greenfield received shares of Regent common stock as additional consideration for all amounts loaned prior to July 31, 1998. The original loan agreement was amended as of July 31, 1998. Mrs. Greenfield was to receive additional shares of common stock subsequent to July 31, 1998 in connection with her loan. The amended loan agreement, as agreed by both parties, discontinues the receiving of any shares of Regent common stock as of July 31, 1998. Mrs. Greenfield returned 57,500 shares to the Company as of July 31, 1998 that were previously issued to her for additional consideration subsequent to July 31, 1998.

(2) The note payable to Republic Bank is collateralized by a certificate of deposit owned by an affiliate of Mrs. Greenfield.

(3) The unsecured note is payable to a shareholder of the Company. On September 18, 1997, in connection with this note, the unsecured shareholder received 25,000 shares of Regent common stock as additional consideration. The Company has recorded interest expense in the amount of $10,619 and $11,375 for the six months ended January 31, 1999 and 1998, respectively, in connection with this note. On December 16, 1998, $100,000 of this note was repaid. In addition, interest in the amount of $23,277 was also paid.

(4) The unsecured notes are payable to BSM, Inc., a shareholder of Regent. The Company has recorded interest expense of $10,082 for the six months ended January 31, 1999.

(5) The unsecured notes are payable to Mrs. Felicia Rubin ("Mrs. Rubin"), daughter of Mr. Greenfield. The loan agreement is similar to the note due Mrs. Greenfield. (See (1) above.) Mrs. Rubin is still due 625 shares as of July 31, 1998.

(6) The unsecured note is payable to Mrs. Valerie Greenfield ("Mrs. V. Greenfield"), mother of Mr. Greenfield. The loan agreement is similar to the note due Mrs. Greenfield. (See (1) above.) Mrs. V. Greenfield is still due 13,125 shares as of July 31, 1998.

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

5. Debt (continued)

(7) The note is payable to Paul Rosen, a Director of the Company, and is secured by common stock of Compost American Holding Company Inc. pledged by a shareholder of Regent. In connection with this note, the holder was issued warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $1.00 per share. These warrants expire one year from the date the note is paid off or the maturity date, whichever is earlier. The Company has recorded interest expense of $3,781 in connection with this note, of which $3,750 has been paid.

(8) The note payable to Ballydine Investments, Limited is secured by a second mortgage on real property owned by New Century Ventures, Inc. The Company has recorded interest in the amount of $14,795 for the six months ended January 31, 1999.

6. New Accounting Standards

     SEGMENT INFORMATION - During June 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company has not yet completed its evaluation of this Statement. This Statement is effective for the Company's 1999 year end financial statements.

7. Loss Per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents are excluded from the loss per share calculated the six months ended January 31, 1999 and 1998 because their effect would be antidilutive. Common stock equivalents relate to stock options and warrants.

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

     In October 1998 the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding common stock of New Century Ventures, Inc. ("New Century") for two million (2,000,000) shares of Regent common stock. In March 1999 New Century acquired a 40-acre golf real estate development in Fort Pierce, Florida, known as Gator Trace, for one million ($1,000,000) dollars. It is anticipated that New Century will develop approximately three hundred fifty
(350) residential units on the site. The Company believes the cash flow from the sale of these units will be sufficient to fund the Company's operations over the next twelve (12) months, assuming the acquisition of New Century is consummated. The Company borrowed $750,000 in December 1998 and advanced $440,000 to New Century to complete the acquisition of the real estate project. The Company is further negotiating a loan to finance the construction phase of the units. As of this date, no construction financing has been consummated, and there is no assurance there ever will.

     The Company's viability as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. The Company has borrowed funds from stockholders of the Company to meet obligations on the U.S. Lead acquisition and third parties for the Gator Trace acquisition. Management is actively seeking additional capital to ensure the continuation of its operations and for the various acquisitions. In December 1998 the Company borrowed $750,000 from Ballydine Investments Limited and advanced funds to New Century to complete the Gater Trace transaction. The Company is in further negotiations with a bank to obtain financing for the construction of the residential units. There is no assurance that the financing will be completed. This raises substantial doubt about the ability of the Company to continue as a going concern.

Item 7. Management's' Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

     Six Months Ended January 31, 1999 vs. Six Months Ended January 31, 1998

         On September 22, 1997, Regent acquired eighty (80%) percent of the outstanding common stock of U.S. Lead. The operating results of U.S. Lead have been included in the statement of operations from the date of acquisition. On April 30, 1998, the Company rescinded the transaction with U.S. Lead. The financial statements for the period ended January 31, 1998 include the accounts of the company and its subsidiary through the rescission date.

     Sales

     Sales decreased from $8,011 for the six months ended January 31, 1998 to $0 for the six months ended January 31, 1999. The Company attributes the decrease to the rescission of the acquisition of U.S. Lead, its only operating subsidiary, in April 1998.

     Cost of Sales

     Cost of sales decreased from $4,102 for the six months ended January 31, 1998 to $0 for the six months ended January 31, 1999. The Company attributes the decrease primarily to the reasons described above.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased from $1,216,543 for the six months ended January 31, 1998 to $324,878 for the six months ended January 31, 1999. The Company attributes the decrease primarily to the reasons described above.

     Interest Expense

     Interest expense increased from $52,553 for the six months ended January 31, 1998 to $85,895 for the six months ended January 31, 1999. The Company has incurred debt to finance the loans to U.S. Lead and New Century Ventures and help contribute to Regent's overhead expenses.

     Three Months Ended January 31, 1999 vs. Three Months Ended January 31, 1998

     Sales

     Sales decreased from $4,285 for the three months ended January 31, 1998 to $0 for the three months ended January 31, 1999. The Company attributes the decrease to the rescission of the acquisition of U.S. Lead, its only operating subsidiary, in April 1998.

Item 7. Management's' Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

     Cost of Sales

     Cost of sales decreased from $2,402 for the three months ended January 31, 1998 to $0 for the three months ended January 31, 1999. The Company attributes the decrease primarily to the reasons described above.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased from $746,972 for the three months ended January 31, 1998 to $167,110 for the three months ended January 31, 1999. The Company attributes the decrease primarily to the reasons described above.

     Interest Expense

     Interest expense decreased from $29,709 for the three months ended January 31, 1998 to a credit of $(48,408) for the three months ended January 31, 1999. The decrease is primarily due to an over-accrual during the first quarter of the Company's fiscal year. Loan agreements were amended as of July 31, 1998, reducing the amount of common stock to be used in connection with various financing the Company received, resulting in a decrease in the interest expense.

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

     Cost

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications is approximately $25,000. Year 2000 project costs are difficult to estimate accurately, and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties.

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

     This Form 10-Q, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors including, but not limited to, those identified in the preceding paragraph as well as those set forth under "Business Risks and Uncertainties" in the Company's Form 10-K for the year ending July 31, 1998.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

             None.

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

          (b) There were no Current Reports on Form 8-K filed by the registrant during the three months ended January 31, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                 REGENT GROUP, INC.
                                          ------------------------------
                                                   (Registrant)

Date: March 15, 1999                  By: /s/ MARVIN E. GREENFIELD
                                          ------------------------------
                                          Marvin E. Greenfield,
                                          President and Treasurer
                                          Duly Authorized Officer
                                             of the Registrant
                                          (Principal Financial Officer)