Form 10-Q
period 1999-04-30
REGENT GROUP INC /DE
filed 1999-06-11
CIK 72170

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ............. to ............

                         Commission file number: 0-3338

                                   ----------

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

                 At June 8, 1999 there were 2,296,368 shares of
                 Common Stock, $.06 2/3 par value, outstanding.


================================================================================

                               REGENT GROUP, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION                                             1

      Item 1.     Financial Statements

                  Balance Sheets as of April 30, 1999
                  (unaudited) and July 31, 1998                          2 - 3

                  Statements of Operations for the Nine
                  Months Ended April 30, 1999 and 1998
                  (unaudited)                                              4

                  Statements of Cash Flows for the Nine
                  Months Ended April 30,  1999 and 1998
                  (unaudited)                                            5 - 6

                  Notes to Financial Statements
                  (unaudited)                                            7 - 11

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            12 - 16

PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                       17

      Item 6.     Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                                18

PART I. - FINANCIAL INFORMATION

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

      The results of operations for the nine-month period ended April 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                               REGENT GROUP, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                   April 30,          July 31,
                                                     1999               1998
                                                  -----------       ----------
                                                  (Unaudited)
Current Assets:
  Cash                                            $   40,048        $    4,111
  Notes receivable                                 1,858,912            97,898
  Prepaid expenses and other current assets           23,011           210,557
                                                  ----------        ----------
       Total Current Assets                        1,921,971           312,566

Property, plant and equipment - net                    2,514             3,558

Advances                                                --           1,131,100
                                                  ----------        ----------
       TOTAL ASSETS                               $1,924,485        $1,447,224
                                                  ==========        ==========


                       See notes to financial statements.

                               REGENT GROUP, INC.
                                 BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    April 30,         July 31,
                                                      1999              1998
                                                  ------------     ------------
                                                   (Unaudited)
Current Liabilities:
  Short-term debt                                 $  2,062,500     $  1,157,500
  Accrued expenses                                     270,844          211,329
  Due to officer                                       530,000          342,500
                                                  ------------     ------------
      Total Current Liabilities                      2,863,344        1,711,329
                                                  ------------     ------------
Commitments and Contingent Liabilities

Stockholders' Deficiency:
  Preferred stock, par value $1; authorized
  500,000 shares (involuntary liquidation
  value $777,912):
    Convertible Series B, at redemption
      value; issued and outstanding 65,141
      shares                                           130,282          130,282
    Cumulative Series C, par value $1,
      issued and outstanding 64,763 shares              64,763           64,763
  Common stock, par value $.06-2/3;
    authorized 20,000,000 shares; issued
    and outstanding 2,296,368 and
    2,351,993 shares                                   153,168          156,878
 Additional paid-in capital                          9,440,416        9,500,101
 Deficit                                           (10,727,488)     (10,116,129)
                                                  ------------     ------------
      Total Stockholders' Deficiency                  (938,859)        (264,105)
                                                  ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIENCY                                 $  1,924,485     $  1,447,224
                                                  ============     ============


                       See notes to financial statements.

                               REGENT GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              Nine Months Ended           Three Months Ended
                                   April 30,                    April 30,
                          -----------------------------------------------------
                              1999        1998           1999         1998
                          -----------   -----------   -----------   -----------
Revenues:
  Sales                   $      --     $    33,188   $      --     $    25,177
                          -----------   -----------   -----------   -----------

Costs and Expenses:
  Cost of sales                  --           4,102          --            --
  Selling, general and
    administrative
    expenses                  465,144     2,029,627       140,265       813,084
  Interest expense            146,215       275,574        60,320       223,021
                          -----------   -----------   -----------   -----------
                              611,359     2,309,303       200,585     1,036,105
                          -----------   -----------   -----------   -----------
Loss before income tax
  provision                  (611,359)   (2,276,115)     (200,585)   (1,010,928)

Income tax provision             --            --            --            --
                          -----------   -----------   -----------   -----------

Net loss                  $  (611,359)  $(2,276,115)  $  (200,585)  $(1,010,928)
                          ===========   ===========   ===========   ===========
Loss per common
  share - basic                 $(.27)       $(1.25)        $(.09)        $(.19)
                                =====        ======         =====         =====
Weighted average number
  of common shares
  outstanding - basic       2,296,327     1,817,295     2,296,368     1,987,808
                          ===========   ===========   ===========   ===========


                       See notes to financial statements.

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                             April 30,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
Cash flows from operating activities:
  Net loss                                          $  (611,359)    $(2,276,115)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                         1,044         101,140
    Unpaid executive compensation                       187,500         180,000
    Disposal of fixed assets                               --             3,737
    Common stock issued in lieu of
      payment of expenses                                 1,293         633,925
    Cancellation of common stock previously
      issued in lieu of payment of expenses             (64,688)           --

    Changes in operating assets and
      liabilities net of acquisition                    247,061       1,292,005
                                                    -----------     -----------
           Net Cash Used in
             Operating Activities                      (239,149)        (65,308)
                                                    -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                              --           (23,767)
  Acquisition of business assets - net of
    cash acquired                                          --        (1,063,197)
  Advance                                                  --           (80,000)
  Loans to unaffiliated entity                         (629,914)           --
                                                    -----------     -----------
           Net Cash Used in Investing
             Activities                                (629,914)     (1,166,964)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from borrowings                            1,112,500         998,200
  Repayments of borrowings                             (207,500)        (57,500)
  Exercise of common stock warrants                        --           220,000
                                                    -----------     -----------
           Net Cash Provided by Financing
             Activities                                 905,000       1,160,700
                                                    -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                            35,937         (71,572)

Cash and Cash Equivalents - beginning
  of year                                                 4,111          76,441
                                                    -----------     -----------
Cash and Cash Equivalents - end of
  year                                              $    40,048     $     4,869
                                                    ===========     ===========

                                   (Continued)

                        See notes to financial statements

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                         Nine Months Ended
                                                             April 30,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------

Changes in operating assets and liabilities -
net of acquisition:
  Increase in accounts receivable                   $      --       $    23,903
  Decrease in prepaid expenses and
    sundry receivables                                  187,546         349,835
  Decrease in other assets                                 --           446,424
  Increase in accounts payable                             --           176,466
  Increase in accrued expenses                           59,515         368,183
  Decrease in deferred revenue                             --           (25,000)
                                                    -----------     -----------
                                                    $   247,061     $ 1,292,005
                                                    ===========     ===========
Supplementary information:
  Cash paid during the year for:
      Interest                                      $    30,764     $   119,432
                                                    ===========     ===========
      Income taxes                                  $      --       $      --
                                                    ===========     ===========



Details of Acquisition:
  Fair value of assets                                              $   594,561
  Liabilities                                                         1,672,042
                                                                    -----------
         Net Liabilities Assumed                                    $ 1,077,481
                                                                    ===========
  Cash paid                                                         $ 1,115,000
  Less: cash acquired                                                    51,803
                                                                    -----------
         Net Cash Paid for Acquisition                              $ 1,063,197
                                                                    ===========


                       See notes to financial statements.

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION

      The balance sheet as of April 30, 1999, the statement of operations for the nine months ended April 30, 1999 and 1998, and the statement of cash flows for the periods then ended have been prepared by Regent Group, Inc. (the "Company" or "Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the April 30, 1998 consolidated financial statements have been reclassified to conform to April 30, 1999 classifications. The information for July 31, 1998 was derived from audited financial statements.

2. RECENT DEVELOPMENTS

      a) On May 20, 1999, the Company signed a letter of intent to acquire one hundred (100%) percent of the outstanding common stock of StockSiren.com LLC (("Stock Siren"), a New York limited liability company which owns the following websites: Stocksheet.comTM, MarketOwl.comTM, StockTarget.comTM, and StockSiren.comTM. The websites cater to individual and professional investors. The Company will acquire the websites in exchange for a total of approximately
11.1 million shares of its common stock. The websites are financial websites that offer historical data on publicly traded companies, comprehensive reporting on the performance of numerous Wall Street stock analysts and a financial web portal through which users are able to access numerous financial research tools. The transaction is expected to close within four to six weeks.

      In connection with the acquisition of Stock Siren, the Company will contribute all of its assets and liabilities to a wholly-owned subsidiary of Regent. Immediately after the closing, the Company will sell one hundred (100%) of the shares of the subsidiary to the debt-holders of the subsidiary.

      b) On September 22, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. U.S. Lead has executed an agreement with HFS Inc. ("HFS") to become their exclusive preferred vendor for lead testing services for Century 21, ERA and Coldwell Banker. HFS is a global consumer services company. Through April 30, 1999, the Company advanced U.S. Lead $1,131,100 toward the purchase price.

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

      c) On May 20, 1999 the Company announced that by mutual consent of the parties to its agreement to acquire New Century Ventures, Inc., previously announced, has been rescinded.

3. BASIS OF PRESENTATION

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company experienced recurring losses and negative cash flows from operations through April 30, 1999. In addition, losses and negative cash flows from operations have continued throughout the period subsequent to April 30, 1999. Also, as of April 30, 1999, the Company has a working capital deficit of approximately $1 million.

      As stated in recent developments above, the Company will acquire Stock Siren and its four domaine websites. The Company will also transfer and sell its net liabilities to the debt-holders of the Company. The Company's ability to continue as a going concern is dependent upon the new acquisitions to generate enough sales to support the Company's overhead. In addition the operations of the Company is dependent upon its ability to obtain needed working capital. There is no assurance that the financing will be completed nor that the closing will be consummated. This raises substantial doubt about the ability of the Company to continue as a going concern.

      These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                               REGENT GROUP, INC.
                          Notes to Financial Statements
                                   (Unaudited


4. NOTES RECEIVABLE

   Notes receivable consist of the following:
                                                  April 30,       July 31,
                                                    1999            1998
                                                 ----------      ----------
Loan to Edenfield Enterprises, Inc.,
  interest at 8%, due on demand                  $   97,898      $   97,898

Loan to U.S. Lead Testing and
  Removal Service, Inc., converted
  into a debenture on October 31,
  1998, interest at 8%, due October
  30, 1999; convertible into
  17,544,453 shares of U.S. Lead                  1,131,100       1,131,100

Loan to U.S. Lead Testing and Removal
  Service, Inc., interest at 15%, due
  on demand                                         100,000            --

Loan to New Century Ventures, Inc.,
  interest at 8%, due on demand                     529,914            --
                                                 ----------      ----------

                                                  1,858,912       1,228,998
Current portion                                   1,858,912          97,898
                                                 ----------      ----------

                                                 $     --        $1,131,100
                                                 ==========      ==========


5. DEBT

   Short-term debt is as follows:
                                                  April 30,       July 31,
                                                    1999            1998
                                                 ----------      ----------
Unsecured note, due on demand,
  interest at 12% per annum (1)                  $  367,500      $  432,500

Secured note, due March 20, 2000,
  interest at 7.5% per annum (2)                    100,000         100,000

Unsecured note, due on demand,
  interest at 12% per annum (3)                     200,000         200,000

Unsecured notes, due on demand,
  interest from 8% to 12% per
  annum (4)                                         250,000         250,000

Unsecured notes, due on demand,
  interest at 12% per annum (5)                      55,000          55,000

Unsecured notes, due on demand,
  interest at 12% per annum (6)                     240,000         120,000

Secured note, due October 30, 1999,
  interest at 15% per annum (7)                     100,000            --

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5. DEBT (continued)

                                                  April 30,       July 31,
                                                    1999            1998
                                                 ----------      ----------
   Secured note, due April 2000,                    750,000            --
                                                 ----------      ----------
     interest at 16% per annum (8)               $2,062,500      $1,157,500
                                                 ==========      ==========

(1) The unsecured note is payable to Mrs. Barbara Greenfield ("Mrs. Greenfield"), wife of Mr. Marvin E. Greenfield ("Mr. Greenfield"), the Company's President and Chief Executive Officer. Per the loan agreement, Mrs. Greenfield received shares of Regent common stock as additional consideration for all amounts loaned prior to July 31, 1998. The original loan agreement was amended as of July 31, 1998. Mrs. Greenfield was to receive additional shares of common stock subsequent to July 31, 1998 in connection with her loan. The amended loan agreement, as agreed by both parties, discontinues the receiving of any shares of Regent common stock as of July 31, 1998. Mrs. Greenfield returned 57,500 shares to the Company as of July 31, 1998 that were previously issued to her for additional consideration subsequent to July 31, 1998. The Company has recorded interest expense of $32,731 for the nine months ended April 30, 1999.

(2) The note payable to Republic Bank is collateralized by a certificate of deposit owned by an affiliate of Mrs. Greenfield.

(3) The unsecured note is payable to a shareholder of the Company. On September 18, 1997, in connection with this note, the unsecured shareholder received 25,000 shares of Regent common stock as additional consideration. The Company has recorded interest expense in the amount of $14,071 and $17,227 for the nine months ended April 30, 1999 and 1998, respectively, in connection with this note. On December 16, 1998, $100,000 of this note was repaid. In addition, interest in the amount of $23,277 was also paid. On March 22, 1999 an additional $100,000 was loaned to the Company.

(4) The unsecured notes are payable to BSM, Inc., a shareholder of Regent. The Company has recorded interest expense of $14,959 for the nine months ended April 30, 1999.

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

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5. DEBT (continued)

(7) The note is payable to Paul Rosen, a director of the Company, and is secured by common stock of Compost American Holding Company Inc. pledged by a shareholder of Regent. In connection with this note, the holder was issued warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $1.00 per share. These warrants expire one year from the date the note is paid off or the maturity date, whichever is earlier. The Company has recorded interest expense of $7,397 in connection with this note, of which $3,750 has been paid.

(8) The note payable to Ballydine Investments, Limited is secured by a fifteen (15%) percent interest in New Century Ventures, Inc. The Company has recorded interest in the amount of $44,055 for the nine months ended April 30, 1999.

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

7. LOSS PER COMMON SHARE

      Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents are excluded from the loss per share calculated the nine months ended April 30, 1999 and 1998 because their effect would be antidilutive. Common stock equivalents relate to stock options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company continues to pursue investment opportunities. On May 20, 1999 the Company entered into a letter of intent to acquire one hundred (100%) percent of the outstanding common stock of StockSiren.com LLC, which owns four financial websites. In connection with this acquisition the Company will transfer and sell to the debt-holders of the Company, all of its assets and liabilities.

     All prior agreements to purchase any other companies have been rescinded by mutual consent of all parties.

      The Company believes the cash flow from the Stock Siren acquisition should be sufficient to fund the operations of the Company over the next twelve months. The Company's ability to continue as a going concern is dependent upon its ability to obtain needed initial working capital through additional equity and/or debt financing. There is no assurance that the financing will be completed nor that the acquisition will be consummated. This raises substantial doubt about the ability of the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

      Nine Months Ended April 30, 1999 vs. Nine Months Ended April 30, 1998
      ---------------------------------------------------------------------

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

      Sales

      Sales decreased from $33,188 for the nine months ended April 30, 1998 to $0 for the nine months ended April 30, 1999. The Company attributes the decrease to the rescission of the acquisition of U.S. Lead, its only operating subsidiary, in April 1998.

      Cost of Sales

      Cost of sales decreased from $4,102 for the nine months ended April 30, 1998 to $0 for the nine months ended April 30, 1999. The Company attributes the decrease primarily to the reasons described above.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased from $2,029,627 for the nine months ended April 30, 1998 to $465,144 for the nine months ended April 30, 1999. The Company attributes the decrease primarily to the reasons described above.

      Interest Expense

      Interest expense decreased from $275,574 for the nine months ended April 30, 1998 to $146,215 for the nine months ended April 30 1999. The Company has incurred debt to finance the loans to U.S. Lead and New Century Ventures and help contribute to Regent's overhead expenses.

      Three Months Ended April 30, 1999 vs. Three Months Ended April 30, 1998
      -----------------------------------------------------------------------

      Sales

      Sales decreased from $25,177 for the three months ended April 30, 1998 to $0 for the three months ended April 30, 1999. The Company attributes the decrease to the rescission of the acquisition of U.S. Lead, its only operating subsidiary, in April 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

      Cost of Sales

      Cost of sales decreased from $-0- for the three months ended April 30, 1998 to $0 for the three months ended April 30, 1999. The Company attributes the decrease primarily to the reasons described above.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased from $813,084 for the three months ended April 30, 1998 to $140,265 for the three months ended April 30, 1999. The Company attributes the decrease primarily to the reasons described above.

      Interest Expense

      Interest expense decreased from $223,021 for the three months ended April 30, 1998 to $60,320 for the three months ended April 30, 1999. The decrease is primarily due to an over-accrual during the first quarter of the Company's prior fiscal year. Loan agreements were amended as of July 31, 1998, reducing the amount of common stock to be used in connection with various financing the Company received.


ACCOUNTING STANDARDS

      For information regarding certain promulgated accounting standards, see
Note 6 of Notes to Financial Statements.

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

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

        (b) There were no Current Reports on Form 8-K filed by the registrant during the three months ended April 30, 1999.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                             REGENT GROUP, INC.
                                ---------------------------------------------
                                                (Registrant)


Date: June 11, 1999         By: /s/ Marvin E. Greenfield
                                ---------------------------------------------
                                      Marvin E. Greenfield, President
                                      and Treasurer Duly Authorized
                                      Officer of the Registrant
                                      (Principal Financial Officer)