Form 10KSB
period 1999-06-30
REGENT GROUP INC /DE
filed 1999-11-15
CIK 72170

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act For the Fiscal Year Ended JULY 31, 1999

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

                          Commission File Number 0-3338

                         ------------------------------

                               REGENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       22-1558317
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                 720 Milton Road, Suite J-3, Rye, New York 10580
                                 (914) 921-6389
               (Address and telephone number, including area code,
                   of registrant's principal executive office)

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

Yes    X          No
   --------         -------

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for the issuer's most recent fiscal year were $3,750.

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of such stock as of November 1, 1999 was $3,296,048.

At November 1, 1999, 12,850,577 shares of registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes            No    X
    ------        -------

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----

Disclosure Regarding Forward-Looking Statements.............................1

                                     PART I

Item 1.    Description of Business..........................................2
              (a) Business Development......................................2
              (b) Business of the Issuer....................................3

Item 2.    Description of Property..........................................7

Item 3.    Legal Proceedings................................................7

Item 4.    Submission of Matters to a Vote of Security Holders..............7

                                     PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters..............................................7

Item 6.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................8

Item 7.    Financial Statements..........................................F-1*

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................10

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a)
           of the Exchange Act.............................................11

Item 10.   Executive Compensation..........................................13

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management..................................................13

Item 12.   Certain Relationships and Related Transactions..................15

Item 13.   Exhibits, List and Reports on Form 8-K..........................16

Signatures.................................................................17

*Page F-1 follows Page 18.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact, included in this Form 10-KSB, including, without limitation, statements under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

                                     PART I

Item 1.       Description of Business.

         (a)  Business Development

         Regent Group, Inc. ("Regent" or the "Company"), formerly known as NMC Corp., is engaged in the acquisition, design and development of financially oriented Internet sites. NMC Corp., incorporated in the State of Delaware on November 28, 1967, changed its name to International Madison Holdings Corp. in August 1997. In September 1997, International Madison Holdings Corp. changed its name to Regent Group, Inc.

         In February 1997, Regent sold its only operating division, Krystal Fountain Water Company Limited.

         In September 1997, Regent acquired eighty (80%) percent of the capital stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead"). During the year ended July 31, 1998, U.S. Lead was the Company's only operating division. On April 30, 1998, the Company rescinded the agreement with U.S. Lead.

         On June 1, 1998, the Company executed a stock purchase agreement between Regent and Edenfield Enterprises, Inc. to acquire a 450-acre property in Thomaston, Georgia, known as Hickory Ridge Golf Course and Residential Community. After due diligence by the Company, Regent terminated the stock purchase agreement and the acquisition was never consummated.

         In October 1998, the Company announced it was acquiring one hundred (100%) percent of the issued and outstanding stock of New Century Ventures, Inc. for two million (2,000,000) shares of Regent common stock. On May 20, 1999, the agreement was rescinded by mutual consent of the parties.

         On July 14, 1999, Regent acquired Stock Siren.com, LLC ("Siren"), a New York limited liability company. Siren is an Internet-based advertising and publishing entity that owns and operates several financially oriented websites. Regent issued 11,550,000 shares of its restricted common stock, comprising approximately 83.4% of its voting shares, in exchange for all of the issued outstanding membership interests of Siren. The acquisition occurred pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), dated July 7, 1999, among Regent and the holders of all of the outstanding membership interests of Siren.

         Pursuant to the Purchase Agreement, all of the members of Regent's Board of Directors who held office immediately prior to the closing of the Purchase Agreement resigned, and the members of Siren designated four persons to Regent's Board of Directors: Anthony L. Escamilla, Robert M. Long, Eric J. Miller and Anthony C. Vickerson. Regent designated F. Albert Landwehr, Jr. as the fifth member of the Board of Directors pursuant to the Purchase Agreement. In addition, Messrs. Escamilla, Miller and Vickerson became executive officers of Regent.

         In connection with the acquisition of Siren, Regent transferred its assets, subject to its liabilities, to RH Holdings, LLC ("RH"), a New York limited liability company. The sole member of RH is Marvin E. Greenfield. Mr. Greenfield is a former director and the former President and Chief Executive Officer of Regent and remains a principal stockholder of Regent. The consideration that RH delivered to Regent for the assets was the assumption of all of Regent's liabilities. In connection with this transfer of assets to Mr. Greenfield, the holders of all of Regent's existing liabilities discharged Regent from those liabilities.

         Siren is now a wholly-owned subsidiary of Regent and, as of the date of this report, is the Company's only operating business. The Company expects to capitalize on the growing use of the Internet by investors and financial professionals and intends to use Siren's websites to tailor advertising, editorial products and other financial public relations services for clients wishing to reach this ever-increasing audience.

         Through its subsidiary, the Company currently has four distinct websites: MarketOwl.com, StockSheet.com, StockSiren.com and StockTarget.com. MarketOwl.com is currently under development. StockSiren.com and StockSheet.com were created to be "one-stop" information centers for private and institutional investors looking for the data necessary to make important investment decisions.

Since their inception, StockSheet.com and StockSiren.com have evolved into a no-fee research site and portal, respectively, for individuals interested in financial markets. The websites have access to over 9,000 financial, news and economic related links that produce an information database that management believes rivals the quality and quantity of the finest fee-based systems in existence. StockTarget.com is primarily focused on providing an enhanced research tool for stocks and their coverage by industry analysts. StockTarget.com permits investors to conveniently obtain and/or compare different analysts' recommendations and their respective stock price targets for individual stocks.

         The principal executive offices of the Company are located at 720 Milton Road, Suite J3, Rye, New York 10580 (tel. no. 914-921-3447). The Company's common stock (the "Common Stock") is quoted on the NASD's OTC Bulletin Board (the "Bulletin Board") under the trading symbol "RGII." Unless otherwise indicated, the term "Company" includes the Company and its subsidiaries.

         (b)  Business of the Issuer

         Regent is engaged in the acquisition, design and development of financially oriented Internet sites. The Company intends to exploit the trend in recent years for individuals to take greater control of their investments and increasingly use the Internet to access information that was once generally available only to investment professionals. Management expects that this growing group of self-directed investors will increasingly seek timely and comprehensive financial news and information that they can use to make informed investment decisions. The Company intends to become one of the sources to which investors look to find this news and information.

Siren's Websites

         MARKETOWL.COM. Currently under development, management anticipates that MarketOwl.com will be an interactive, dynamic financial message board. If completed, management expects that MarketOwl.com will give investors insightful financial discussion and editorial content.

         STOCKSIREN.COM AND STOCKSHEET.COM. Although StockSiren.com and StockSheet.com require additional development, management believes that the sites can become "one-stop" information centers for private and institutional investors looking for the data necessary to make important investment decisions. Additionally, on these websites Siren provides, for a fee, Featured Company Editorials ("FCEs") for public companies seeking targeted advertising and greater visibility among investors. This service creates a targeted audience for the client company's advertisement. Siren does not and will not promote the stocks of the companies profiled in its FCEs. Also, Siren adheres to the strict policy of full disclosure on all financial arrangements for such profiled companies. Additional services for the targeted advertising of client companies includes the faxing of news releases to targeted stockbrokers and interested investors who request such information. This additional service complements the Internet visibility and is charged for on a fee for service basis.

         With the growing number of at home day traders, the demand for complete and thorough information to make investment decisions has risen dramatically. In order to accommodate the needs of this quickly growing group of investors, Siren has entered into fee-based licensing agreements with InvestorLinks.com, LLC and Media General Financial Services, Inc. ("MGFS") that entitle the Company to access financial-, news- and economic-related links and data. As a result of this agreement, on-line consumers are able to access a wide range of content that includes, but is not limited to, free real time quotes, earnings reports, featured company profiles, market commentaries, IPO information, U.S. economic data, financial news, stock charts, message boards, chat and discussion rooms, various analysis tools, stock and mutual fund information and a wealth of research data on widely held corporations. Management believes these links produce an information database that rivals the quality and quantity of the finest fee-based systems in existence.

         STOCKTARGET.COM. Management believes that StockTarget.com requires further development before it can become a useful tool for investors. StockTarget.com is primarily focused on being an enhanced research tool for tracking stock analysts' target prices, projections and recommendations.

Siren's Products

         Siren offers investors the raw data on securities to aid in their decision making process, as well as information on smaller issues that management believes offer interesting stories but might normally be overlooked. Through its databases, Siren offers access to a much larger pool of investors who make their own investment decisions.

         StockSiren.com and StockSheet.com differentiate themselves from other stock research sites in that they also offer ideas for the purchase of securities and the stories behind smaller companies that often elude traditional media coverage.

         Siren believes that its business model substantially differentiates itself from the more than 1,500 financial websites on the Internet. Whereas an overwhelming majority of the financial Internet sites provide relevant information, few provide quality editorial content and even fewer provide the public relations services offered by Siren. Management believes that with the precipitous growth in the number of financial websites and corresponding availability of information, subscriptions and licenses may not be adequate sources of revenue in the future. As a result, in addition to the various links and other information on Siren's websites, Siren has chosen to offer ancillary services. At the present time, Siren has several primary revenue generating products, including the following.

         INTERNET VISIBILITY PROGRAM (IVP)
         Through its IVP, publicly held clients are offered a visibility package that includes a professionally written overview of the company and the ability to be listed on a site as the Featured Company Editorial for a period of time as well as an archival space on the website with links to news for a one year period.

         FAX VISIBILITY PROGRAM (FVP)
         The FVP offers the delivery of information on public companies to Siren's database of brokers for time sensitive or shorter informational pieces. Client companies pay on a "per page" basis to disseminate their news to contacts in Siren's database.

         BANNER ADVERTISING
         Although the competition for advertising dollars is severe, annual advertising expenditures continue to grow exponentially. Siren anticipates the ability to generate modest revenues from advertisers placing their banners on its websites in exchange for a fee. As Siren implements its strategy to brand its websites and drive substantial traffic to them, opportunities for advertising revenues are expected to increase.

Business Strategy

         Management believes that Siren can become one of the Internet's leading providers of financial information and investment related services. In order to accomplish this, it must implement strategies in two distinct areas: as a provider of financial public relations services and as a provider of financial information to the Internet investment community.

         Through its StockSheet.com and StockSiren.com websites, Siren offers publicly traded companies financial public relations ("Financial PR") services via the Internet and traditional delivery modes, with an emphasis on its Internet products. Siren also expects to attract investors to its websites because of their useful tools, information and insightful content, thus creating a wide audience for its client companies. Time to market is crucial in growth-driven areas such as the Internet. By being among the first to offer distinctive information and presentations (e.g., the FCEs), management expects these websites to leverage the growth of the Internet by delivering investment publications, news, information, and related products and services to a rapidly growing global market.

         In order to maintain its advantage over the competition in this quickly evolving arena, Siren is attempting to develop strategic alliances and partnerships for content licensing, co-branding, and other related products and services that its management believes will enhance Siren's operating profit and market share. To further its co-marketing strategy and increase daily page views, Siren's management will seek to acquire other financially oriented websites and companies. Each acquisition candidate will be evaluated on its own merits, although Siren's primary strategy will be to acquire with equity those sites (i) that it deems are value-added but cannot be replicated cost efficiently, and (ii) that are breakeven or generating positive operating cash flow.

Market for Siren's Products

         Siren has identified two interrelated markets for its products and services. They are as follows:

         FINANCIALLY ORIENTED INTERNET USERS. One of Siren's target markets is the financially active Internet audience. The Company expects this audience to continue growing rapidly as home computer use expands and online investment research, portfolio tracking and transaction executions become more common. In addition, a subset of this target market is the investment professional needing access to financial information 24 hours a day.

         All of the studies management has reviewed reveal the same basic projection: Internet use will continue to grow at a very rapid pace over the next five years. Siren plans to leverage this growth to expand market share for its branded websites.

         COMPANIES SEEKING GREATER VISIBILITY
         WITHIN THE INVESTMENT COMMUNITY. Siren's second target market consists of small companies seeking greater visibility within the investment community. With approximately 5,000 OTC Bulletin Board companies and more than 2,000 NASDAQ Small Cap and Amex listed securities, many of which have not yet accessed their preferred investment audience, Siren offers a dynamic change to the traditional routes of advertising and financial public relations. Through its websites, Siren has access to individual investors, the majority of whom are searching for smaller cap stocks that possess the capability to achieve their full market cap potential. Additionally, it is through its database of brokers that Siren offers its clients a unique and targeted advertising approach.

Sales and Marketing Strategy

         SALES STRATEGY. The initial focus of Siren's sales efforts is to secure clients (i.e., public companies) to be profiled on its websites and thereafter to provide these clients with additional Financial PR services. In order to achieve this objective, Siren has retained experienced professionals with a significant network of working relationships, both on Wall Street and among small cap companies.

         Siren's sales and marketing force is primarily comprised of Robert Long and James Platek. In addition, several of the other professionals that comprise Siren's management have extensive Wall Street and business experience and can be expected to supplement the sales effort. It is the opinion of management that Siren can best gain exposure and clients through leveraging the contacts and credibility that its personnel have established throughout their professional lives.

         Siren's strategic plan calls for a three-pronged approach to marketing its website and selling its other products.

         First, the sales force will aggressively target companies with which it has existing relationships. There are dozens of publicly-traded small cap companies with which members of the marketing team have relationships. Siren will draw comparisons of its products and services to conventional advertising vehicles.

         Second, the sales team will market Siren's services to Wall Street professionals who are in close contact with publicly-traded companies.

         Third, Siren's sales force will screen available information sources (i.e., Bloomberg, the Internet, etc.) for companies that fit the general profile of prospective clients. An approach will be made to the chief financial officer or other financial decision-maker through the telephone and/or other communications media, such as fax and email. An attractive marketing brochure will present an example of the high quality of work that can be expected from Siren.

         Finally, it is the opinion of management that within a reasonable period of time, the efficacy of Siren's services will be demonstrated in the marketplace and word-of-mouth will become a significant source of client generation.

         MARKETING STRATEGY. Siren plans to create brand awareness for its websites and to cross-promote all of its sites. It will do this by placing its website banners on selected other websites and cross-promote all of the websites owned by Siren. Siren will create a uniform brand image for its current and future websites.

         Siren will initially pursue online advertising as its dominant advertising form. This is due to management's belief that Internet advertising has the following inherent characteristics:

         o Immediately captures attention of consumers;
         o Provides consumers with product information;
         o Saves the Company time and expenses; and
         o Integrates well with other elements of Siren's marketing mix when Siren implements other non-Internet marketing strategies.

Competition

         Due to the relative infancy and rapidly changing character of the Internet, it is difficult to gauge the competition for Internet publishing and Financial PR. The best and most useful assumption is that competition exists and is significant. Whenever possible, Siren plans to evaluate the competition among publishers of similar or comparable content before committing substantial resources to developing competitive websites. To the best of Siren's knowledge, no website has a similar business model whereby there are multiple products being offered. Siren's basket of services enables it to significantly diversify its sources of revenue, whereas its competition cannot.

Recent Developments

         In October 1999, the Company announced that it signed a letter of intent to acquire all of the outstanding shares of Microtrek Research Corporation, a Delaware corporation ("Microtrek"). Microtrek develops high-end software products for the financial, accounting, legal and web-browser industries. Formed in 1993, Microtrek has recently completed a strategic financial/trade-station software package known as Market-Trac v2.01. Market-Trac v2.01 is a comprehensive financial trading tool that incorporates multiple disciplines into one platform and that affords users the ability to track and monitor publicly traded securities and portfolio systems in real-time. In addition to Market-Trac v2.01, Microtrek also brings custom Internet and general software development technologies spanning numerous developmental platforms to Regent. If consummated, Regent's management expects that it could become competitive in the software retail market within one year of the anticipated merger. Subject to customary due diligence, Regent agreed to acquire the privately owned software research and development group in exchange for approximately 1.5 million shares of its restricted common stock. The Company hopes to close the transaction by December 1999.

         On October 8, 1999, Eric J. Miller, a founding member of Siren and a former director and the former President of the Company, resigned pursuant to a Redemption and Resignation Agreement (the "Resignation Agreement") by and among the Company, Mr. Miller and SRU, Inc., a company primarily owned and controlled by Mr. Miller. In addition to establishing the terms of Mr. Miller's resignation, the Resignation Agreement provided for the redemption of the shares of Common Stock of the Company owned by SRU.

Portfolio Oversight Panel

         In exchange for creating Featured Company Editorials for its client companies, Siren may receive equity (restricted or otherwise) from the client companies in lieu of, or in addition to, cash compensation. Siren has created a panel to monitor the performance of its equity portfolio. As of the date of this report, the panel is comprised of Robert Long, Chairman of the Board and Spencer Levy, Vice President of Editorial Content.

Personnel

         At this time, the Company employs two people on a full-time basis, three people on a part-time basis at its offices in New York and elsewhere. The Company anticipates that additional employees will be hired to assist with the operation and maintenance of Siren's websites and with additional marketing and sales activities. None of the Company's present employees is covered by collective bargaining agreements.

         Although no policies are currently in place, in the future the Company's employees may participate in the customary medical insurance, vacation, and similar benefits.

Item 2.       Description of Property.

         The Company's office facilities are located in leased or rented space, as further described below. The Company believes that its current facilities are adequate for its present operations.

Rye, New York

         The Company currently utilizes approximately 1,000 square feet of space in the office of Redstone Partners, Inc., a company owned by Anthony Vickerson, the Company's Chief Operating Officer. The Company is not being charged expenses in connection with the use of this space. Currently, the Rye office functions as the Company's headquarters.

New York, New York

         The Company currently utilizes approximately 800 square feet of space in the office of Matrix Venture Group, Inc., a company owned by Anthony Escamilla, the Company's Chief Executive and Financial Officer. The Company is not being charged expenses in connection with the use of this space.

         Office space will be needed in order to house all of the Company's management, consultants, message board posters and required computer and telecommunications equipment. Management estimates its initial space requirements to be approximately 2,200-square feet. Until management locates a suitable space to lease, the Company's employees and consultants are working from their respective offices. Once suitable space is found in New York, New York, such offices will function as the Company's headquarters.

Item 3.       Legal Proceedings.

         Neither Regent nor Siren are presently subject to any legal proceedings that are material to the results of operations or financial condition of the Company.

Item 4.       Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters.

         Regent's Common Stock is traded in the over-the-counter market on the NASD Non-NASDAQ Electronic Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid and asked prices for one share of Common Stock. These prices were obtained from the National Quotation

Bureau, LLC. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

         The market for the Common Stock has been sporadic and there have been long periods during which there were few, if any, transactions in the Common Stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's Common Stock.

Fiscal Year Ended                                        Bid Prices                     Ask Prices
  July 31, 1999                                    High              Low          High             Low
------------------------------------------------------------------------------------------------------
August 1, 1998 through
  October 31, 1998                                 2.125             .71875       2.25             .75

November 1, 1998 through
  January 31, 1999                                  .77              .45           .80             .80

February 1, 1999 through
  April 30, 1999                                   1.6875            .28          1.75             .35

May 1, 1999 through
  July 31, 1999                                    2.125            1.125         2.375           1.375

Fiscal Year Ended
  July 31, 1998
August 1, 1997 through
  October 31, 1997                                 2 29/32           1 7/8        3 1/8            2 1/8

November 1, 1997 through
  January 31, 1998                                 3 1/4             1 7/8        3 5/8            2 1/8

February 1, 1998 through
  April 30, 1998                                   2 1/2             1 3/16       2 5/8            2

May 1, 1998 through
  July 31, 1998                                    3                 1 7/8        3 7/8            2 1/8

         As of November 1, 1999, there were approximately 1,244 holders of record of the Company's Common Stock. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock, $1.00 par value, and 68 holders of record of the Company's Series C Preferred Stock, $1.00 par value.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company continues to pursue investment opportunities. On July 14, 1999 the Company completed its acquisition of Stock Siren.com, LLC ("Siren"), a New York limited liability company. Siren is an internet-based advertising and publishing entity that owns and operates several financially orientated websites. Regent issued 11,550,000 shares of its restricted common stock in exchange for all of the issued and outstanding membership interests of Siren.

         In connection with the acquisition of Siren, Regent transferred its pre-closing assets, subject to its pre-closing liabilities, to RH Holdings, LLC ("RH"), a New York limited liability company. The sole member of RH is Marvin E. Greenfield. Mr. Greenfield is a former director and the former President and Chief Executive Officer of Regent and remains a principal stockholder of Regent. The consideration which RH delivered to Regent for the pre-closing assets was the assumption of all of Regent's pre-closing liabilities. In connection with this transfer of assets to Mr. Greenfield, the holders of all of Regent's existing liabilities discharged Regent from those liabilities.

         The Company's ability to continue as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. There is no assurance that such financing will be completed or that Siren will be commercially accepted. If management can reasonably liquidate restricted securities received in lieu of cash compensation, the Company believes the cash flow from the Siren acquisition should be sufficient to fund the operations of the Company over the next twelve months. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

Results of Operations

         The Company previously operated its business through Krystal Fountain Water Company Limited ("Krystal"), which the Company acquired in October 1993. In November 1995, Krystal acquired substantially all the net assets of Water Express, which reduced the Company's investment to fifty (50%) percent. On February 21, 1997, Regent sold its investment in Krystal. The consolidated financial statements for Fiscal 1997 include the accounts of the Company and Krystal through the sale date.

         On September 22, 1997, the Company acquired eighty (80%) percent of the outstanding common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead"). The operating results of U.S. Lead are included in the statement of operations from the date of acquisition through April 30, 1998, when the Company rescinded the transaction with U.S. Lead. The consolidated financial statements for Fiscal 1998 include the accounts of the Company and its subsidiary through the rescission date.

         On July 14, 1999 the Company acquired Stock Siren.com, LLC ("Siren"). The operating results of Siren have been included in the statement of operations from the date of acquisition. Siren is currently the Company's only operating entity.

1999 Compared to 1998

         SALES. Sales increased from $-0- for the year ended July 31, 1998 to $3,750 for the year ended July 31, 1999. During the year ended July 31, 1998, the Company rescinded the transaction with U.S. Lead and all revenue from U.S. Lead is included in the loss from discontinued operations. Siren, the Company's recent acquisition, commenced operations in July 1999.

         COST OF SALES. Cost of sales increased from $-0- for the year ended July 31, 1998 to $1,000 for the year ended July 31, 1999. The Company attributes the increase to the reasons described above. All cost of sales from U.S. Lead for the year ended July 31, 1998 have been included in the loss from discontinued operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $1,426,645 for the year ended July 31, 1998 to $998,021 for the year ended July 31, 1999. The Company attributes the decrease primarily to decreases in professional fees and consulting fees in pursuing new acquisitions.

         INTEREST EXPENSE. Interest expense decreased from $428,535 for the year ended July 31, 1998 to $202,240 for the year ended July 31, 1999. During the year ended July 31, 1998, the Company issued stock as additional consideration as per various loan agreements. The amounts were recorded as additional interest expense.

1998 Compared to 1997

         SALES. Sales decreased from $1,079,808 for the year ended July 31, 1997 to $-0- for the year ended July 31, 1998. The Company attributes the decrease primarily to the sale of Krystal, its only operating subsidiary at the time, in February 1997.

         COST OF SALES. Cost of sales decreased from $413,722 for the year ended July 31, 1997 to $-0- for the year ended July 31, 1998. The Company attributes the decrease primarily to the reasons described above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses remained relatively constant, increasing from $1,404,380 for the year ended July 31, 1997 to $1,426,645 for the year ended July 31, 1998.

         INTEREST EXPENSE. Interest expense increased from $228,032 for the year ended July 31, 1997 to $428,535 for the year ended July 31, 1998. The Company incurred debt to finance the investment in U.S. Lead and help contribute to Regent's overhead expenses.

         DISCONTINUED OPERATIONS. On April 30, 1998, the Company rescinded its acquisition of U.S. Lead and recorded all sales, cost of sales and expenses as Loss from Discontinued Operations of approximately $1,062,000.

         GAIN ON RECISSION. On April 30, 1998, the Company rescinded its acquisition of U.S. Lead. The Company distributed all assets and liabilities to U.S. Lead as of that date. The Company recognized a gain on rescission of approximately $1.1 million.

         ACCOUNTING STANDARDS. For information regarding certain promulgated accounting standards, see Note 1 of the Notes to Consolidated Financial Statements.

Year 2000

         The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

         The Company has conducted a review to identify, evaluate and implement changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The Company will also be communicating with suppliers, financial institutions and others with which it conducts business to coordinate year 2000 conversions. The total cost of compliance and its effect on the Company's future results of operations will be determined as a part of this project. Based on initial review, the total cost is not expected to have a material effect on the Company's results of operation or financial statements. However, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems.

Item 7.       Financial Statements.

         The financial statements follow Item 13 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The current executive officers, directors and significant employees of the Company are as follows:

Name                        Age      Position
----                        ---      --------
Robert M. Long              40       Chairman of the Board

Anthony L. Escamilla        35       Chief Executive Officer, Chief
                                     Financial Officer, Secretary,
                                     Treasurer, Director

Anthony C. Vickerson        40       Chief Operating Officer, Director

F. Albert Landwehr, Jr.     43       Director

Ajay K. Arora               29       Vice President of Hardware

Spencer R. Levy             42       Vice President of Editorial Content

James E. Platek             32       Vice President of Institutional Marketing

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board.

         The Board currently has no committees but it has formed an advisory panel to oversee the management of the investment portfolio it expects to develop as a result of accepting equity in lieu of cash compensation for its Featured Company Editorials. The panel is comprised of both directors and non-directors. Regent intends to appoint both a compensation committee and an audit committee. Regent has not determined who will serve as members of these committees. The Company may appoint non-employee directors to serve as members of the compensation committee.

         Directors who are officers or employees of the Company will not be compensated for service on the Board of Directors or any committee thereof. Directors who are non-officers or non-employees may, at the Company's discretion, receive nominal compensation to cover travel costs.

         All members of the Regent Board of Directors who held office immediately prior to the closing under the Purchase Agreement, have resigned.

         Robert M. Long, Chairman of the Board.

         Mr. Long is a Founder of Stock Siren.com, LLC. Mr. Long is the Founder and President of LongView Partners, Inc., an investment banking/financial public relations firm, which he established in 1995. From 1983-1995, Mr. Long was self-employed. During this period, he co-managed a venture capital fund in excess of $5 million consisting primarily of the personal funds of one investor. He graduated in 1981 with a BA in Economics from the University of the South. In 1983, he earned a Master of Business Administration degree from the College of William and Mary.

         Anthony L. Escamilla, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

         Mr. Escamilla is a Founder of Stock Siren.com, LLC. Mr. Escamilla was the Secretary and Treasurer of StockSiren.com, LLC. Mr. Escamilla is Founder and President of Matrix Venture Group, Inc. and has served in this capacity since July 1999. Mr. Escamilla was the Chief Financial Officer of Motorsports USA, Inc. and served in that capacity from November 1997 through July 1999. Mr. Escamilla also has been an Executive Vice President and Director of Independent Music Group, Inc. since March 1, 1999. From January 1993 through October 1997, he worked for The Long-Term Credit Bank of Japan, Ltd. in its corporate finance and cross border mergers and acquisitions departments. He earned MBA and B.S. degrees from the University of Texas at Austin and the University of Connecticut, respectively. Mr. Escamilla is a Certified Public Accountant.

         Anthony C. Vickerson, Chief Operating Officer and Director.

         Mr. Vickerson is a Founder and was the President of Stock Siren.com, LLC. He is also the General Partner of Redstone Partners, LP an exempt commodity pool and has served in this capacity since December of 1997. From 1996 to 1997, Mr. Vickerson served as a Senior Vice President of Roan Capital Partners, LP Investment Bankers. From 1995 to 1996, Mr. Vickerson served as Senior Vice President and Sales Manager at Shamus Capital Group Investment Bankers. From 1990 to 1995, Mr. Vickerson served in various capacities at several brokerage firms, including Common Wealth Associates Investment Bankers, and GKN Securities, Inc. He earned a degree in Criminal Justice from Mercy College.

         F. Albert Landwehr, Jr., Director.

         From October 1998 through the present, Mr. Landwehr has been a principal and is a founder of Sentinel Financial Corp. From March 1996 through September 1998, he was managing director and president of affiliated companies at Select Capital Markets of Atlanta, Georgia. From December 1992 until February 1996, he was employed by Lieberman & Lieberman of Memphis, Tennessee.

         Ajay K. Arora, Vice President of Hardware.

         Mr. Arora is a Founder of Stock Siren.com, LLC. Mr. Arora is the Founder and President/Chief Executive Officer of Web Design House, Inc. and has served in this capacity since 1996. Prior to 1996, Mr. Arora served as an Internet and Business Development Consultant for several Internet Service Providers and Advertising Agencies. He earned a Bachelors of Science in Information Systems and Accounting from New York University.

         Spencer R. Levy, Vice President of Editorial Content.

         Mr. Levy is a Founder of Stock Siren.com, LLC. Mr. Levy has been a Partner in LongView Partners, Inc. since 1996, where he has performed functions in various areas of financial public relations. From 1993 to 1996, Mr. Levy worked for Glaser Capital Management, Inc., where he performed functions in the areas of securities analysis and portfolio management.

         James E. Platek, Vice President of Institutional Marketing.

         Mr. Platek is a Founder of Stock Siren.com, LLC. Mr. Platek is a private investor and has worked in this capacity since October 1998. From July 1997 to September 1998, Mr. Platek worked for Morgan Stanley Dean Witter, New York as a Retail Broker. From November 1995 to June 1997, he worked for Plymouth Partners LP specializing in Fund Raising/Marketing. From 1989 to 1995, Mr. Platek was a professional runner and also functioned as a private investor. He earned a B.A. in History from Rutgers University in 1989.

         Regent has not entered into employment agreements with any of its directors, officers or key consultants and affiliates but may, at its discretion, enter into such agreements in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

         To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended July 31, 1999, with the following exceptions. Ajay Arora, an officer of the Company, F. Albert Landwehr, a director of the Company, and Helen Onghai, a beneficial holder of more than ten percent of the Company's issued and outstanding Common Stock, each failed to file a Form 3. Spencer Levy and James Platek, officers of the Company, and Robert Platek, a principal stockholder of the Company, each failed to timely file a Form 3.

Item 10.      Executive Compensation.

         The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus exceeded $100,000 for the fiscal years ended July 31, 1999, 1998 and 1997 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                Annual Compensation                Long-Term Compensation Awards
                                       --------------------------------------- ---------------------------------------
                                                                                   Restricted          Securities
                                                                                     Stock             Underlying
Name and Principal Position     Year       Salary ($)          Bonus ($)          Award(s) ($)      Options/SARs (#)
------------------------------ ------- ------------------- ------------------- ------------------- -------------------
Anthony L. Escamilla (1)
  Chief Executive Officer,      1999         5,000                 -                   -                   -
  Chief Financial Officer,      1998           -                   -                   -                   -
  Secretary and Treasurer       1997           -                   -                   -                   -

Marvin E. Greenfield (2)        1999        240,385                -                   -                   -
  President and Chief           1998        250,000                -                   -                   -
  Executive Officer             1997        150,000           100,000 (3)          40,000 (4)         475,000 (5)

-----------

(1) Mr. Escamilla's services are provided to the Company pursuant to an oral agreement between Regent and Matrix Venture Group, Inc., a company of which Mr. Escamilla is the principal stockholder.

(2) Mr. Greenfield and the Company entered into an employment agreement through July 31, 2001. The agreement provides for a base salary of $250,000 per year. Upon termination of Mr. Greenfield's employment by the Company except for cause or death or disability, he is to receive the sum of $750,000. Mr. Greenfield resigned from the Company on July 14, 1999 and all agreements were terminated.

(3) In July 1997, the Board of Directors approved a $100,000 bonus payable to Mr. Greenfield, which has not yet been paid. The liability to Mr. Greenfield has been assumed by RH Holdings Ltd.

(4) On February 25, 1997, Mr. Greenfield received 25,000 shares of the Company's common stock in connection with the sale of Krystal.

(5) During the year ended July 31, 1997, the Board of Directors approved the issuance of stock options to Mr. Greenfield to 475,000 shares of the Company's common stock. A portion of these options (options to purchase 275,000 shares) were issued for his forgiving accrued compensation in the amount of $350,000 for the period April 1, 1995 to July 31, 1997.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of November 1, 1999 the beneficial ownership of Common Stock of the Company, the Company's only class of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each of the Company's directors and Named Executive Officers and (iii) all directors and officers as a group. To Regent's knowledge, each person named has the sole voting and investment power with respect to the securities listed as owned by him or it.

         Only the common stock, which is also known as "Class A Common Stock", has voting rights. An owner of Series B Convertible Stock has the right to convert each share of such stock into one share of Class A Common Stock. Until such conversion, the shares of Series B Preferred Stock may not be voted. None of the classes of stock vote jointly.

Name and Address of                     Amount and Nature of         Percent of
Beneficial Owner (1)                  Beneficial Ownership (2)        Class (2)
--------------------                  ------------------------      ------------

Ajay K. Arora........................           728,376                 5.67%

Anthony L. Escamilla.................         1,383,541                10.77%

F. Albert Landwehr, Jr...............             -                       -

Spencer R. Levy......................           346,847                 2.70%

LongView Partners, Inc. (3)..........           693,694                 5.40%

James E. Platek......................         1,383,541                10.77%

Redstone Partners, Inc. (4)..........         1,040,541                 8.10%

All Directors and Officers as
    a Group (7 persons)..............         5,576,540                43.40%

Marvin E. Greenfield (5) (6).........         1,070,020                 8.33%

Gregory Martini......................         1,040,541                 8.10%

Helen Onghai.........................         3,017,568                23.48%

Robert Platek........................         1,059,810                 8.25%

---------

(1) Unless otherwise noted, address is c/o the Company, 720 Milton Road, Suite J-3, Rye, NY 10580.

(2) Calculated based on 12,850,577 shares issued and outstanding as of November 1, 1999. Includes shares currently outstanding and, as to each person named, those shares which are not outstanding but which such person has the right to acquire within 60 days.

(3)  Primarily owned and controlled by Robert M. Long, Chairman of the Board.

(4) Owned and controlled by Anthony C. Vickerson, Chief Operating Officer and a Director.

(5) Includes 254,375 shares held by Mr. Greenfield's wife, issued in connection with a financing arrangement, 3,345 shares held of record by National BMF Corp. ("NBMF"), and 25,000 shares held of record by Profitmargin Limited ("Profitmargin"), a company located in London, England. Mr. Greenfield's daughter and a trust for which she is sole beneficiary own the outstanding common stock of NBMF. Mr. Greenfield's wife is the sole trustee of the trust. Mr. Greenfield is also the President of NBMF. Mr. Greenfield's wife and NBMF own the outstanding equity interest in Profitmargin equally.

(6) Includes (a) 200,000 shares issuable at a price of $.06 2/3 per share upon the exercise of options, which are exercisable until October 30, 2006, (b) 200,000 shares issuable at a price of $1.00 per share upon the exercise of options, which are exercisable until October 30, 2006, and (c) 75,000 shares issuable at a price of $.06 2/3 per share upon the exercise of options, which are exercisable until October 30, 2007.

Item 12.      Certain Relationships and Related Transactions.

         Barbara Greenfield, the wife of Marvin E. Greenfield, a former director and the former President and Chief Executive Officer of the Company, collateralized the Company's note to Republic National Bank of New York dated March 20, 1998, in the principal amount of $100,000 with a certificate of deposit. In addition, unsecured notes, dated July 31, 1997 through July 6, 1998, in the amount of $432,500, were payable by the Company to Mrs. Greenfield representing advances made by Mrs. Greenfield to Regent. In connection with these notes, Mrs. Greenfield received 254,375 shares of Regent common stock as additional consideration. Subsequent to July 31, 1998, it was determined that Mrs. Greenfield inadvertently received more shares than she was entitled to per the loan agreement, and Mrs. Greenfield returned 43,750 shares during the year ended July 31, 1999. The Company recorded interest expense in the amount of $56,038 for the year ended July 31, 1999. Pursuant to the Purchase Agreement dated July 7, 1999, the Company is no longer responsible for any of these liabilities.

         Unsecured notes, dated January and July 1998, in the amount of $55,000 are payable to Mrs. Felicia Rubin, the daughter of Mr. Greenfield, representing advances made by Mrs. Rubin to Regent. In connection with these notes, Mrs. Rubin was to receive 19,375 shares of Regent common stock as consideration. The Company recorded interest expense in the amount of $6,238 for the year ended July 31, 1999. Pursuant to the Purchase Agreement dated July 7, 1999, the Company is no longer responsible for any of these liabilities.

         Unsecured notes, dated February, April and May 1998, in the amount of $120,000, are payable to Mrs. Valerie Greenfield, the mother of Mr. Greenfield, representing advances made by Mrs. Valerie Greenfield to Regent. In connection with these notes, Mrs. Valerie Greenfield was to receive 27,500 shares of Regent common stock as additional consideration. The Company recorded interest expense in the amount of $25,502 for the year ended July 31, 1999. Pursuant to the Purchase Agreement dated July 7, 1999, the Company is no longer responsible for any of these liabilities.

         The Company borrowed $175,000 from Plymouth Partners, Inc. on January 12, 1998. BSM, Inc., a shareholder of the Company, purchased the note. In addition, BSM, Inc. advanced the Company an additional $125,000, of which $50,000 has been repaid. The notes are unsecured with interest varying between eight and ten percent. Interest expense for the year ending July 31, 1999 in the amount of $18,685 has been accrued to BSM, Inc. Pursuant to the Purchase Agreement dated July 7, 1999, the Company is no longer responsible for any of these liabilities.

         In September 1997, the Company borrowed $200,000 from Ira Russack, a principal shareholder of the Company, of which $100,000 has been repaid. The Company issued Mr. Russack 25,000 shares of Regent common stock as additional consideration. The Company recorded interest expense in the amount of $29,183 for the year ended July 31, 1999. Pursuant to the Purchase Agreement dated July 7, 1999, the Company is no longer responsible for any of these liabilities.

         The Company received $6,000 in sublease income from Mast for the year ended July 31, 1999 while Mr. Greenfield was also the President of Mast. The Company believes the terms of the sublease with Mast are at least as favorable to the Company as rent which could have been obtained from unaffiliated third parties. See Note 12 of Notes to Consolidated Financial Statements. Pursuant to the Purchase Agreement dated July 7, 1999, the Company no longer has any interest in the subject leasehold or sublease.

         In July 1999, the Company issued a convertible note to Robert Platek, a principal shareholder of the Company, in connection with a $200,000 loan by Mr. Platek to the Company. The note is convertible into shares of Regent Common Stock at an exercise price of $1.00 per share. The Company recorded interest expense in the amount of $333 for the year ended July 31, 1999 in connection with this advance.

Item 13.      Exhibits, List and Reports on Form 8-K.

Exhibit    Description
-------    -----------
3.1 Certificate of Incorporation and Bylaws of the Company. Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended July 31, 1981.

10.1 Stock Purchase Agreement dated September 12, 1997 between International Madison Holdings Corp. F/K/A NMC Corp. ("Purchaser") and United States Lead Testing & Removal Service, Inc. ("Seller"). Incorporated by reference to Exhibit A of the Company's Form 8-K filed on September 26, 1997.

10.2 Rescission Agreement dated April 30, 1998 between Regent Group, Inc. ("Purchaser") and United States Lead Testing and Removal Service, Inc. ("Seller"). Incorporated by reference to Exhibit 10-10 of the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

10.3 Securities Purchase Agreement dated July 7, 1999 among Regent Group, Inc. and the members of Stock Siren.com, LLC. Incorporated by reference to Exhibit 10 of the Company's Current Report on Form 8-K filed on July 28, 1999.

10.4 Distributor Agreement dated June 11, 1999, between Stock Siren.com, LLC and Media General Financial Services, Inc.

10.5 Letter Agreement dated July 29, 1999 between Regent Group, Inc. and Investorlinks.com, LLC.

10.6 Redemption and Resignation Agreement dated October 8, 1999 among Regent Group, Inc., Stock Siren.com, LLC, Eric J. Miller and SRU, Inc.

21.1       Subsidiaries of the Small Business Issuer.

27.1       Financial Data Schedule.

Reports on Form 8-K

           On July 21, 1999, the Company filed a report on Form 8-K describing (under Items 1,2 and 7) the acquisition of Stock Siren.com, LLC for 11,550,000 of the Company's common stock.

           On September 29, 1999, the Company filed a report on Form 8-K/A amending Item 7 on Form 8-K dated July 21, 1999 to file certain historical and pro forma financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REGENT GROUP INC.


                             By: /s/ Anthony L. Escamilla
                                 ---------------------------------------------
                                 Anthony L. Escamilla, Chief Financial Officer

                             Date: November 12, 1999




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert M. Long                           November 12, 1999
---------------------------------
    Robert M. Long
Chairman of the Board


/s/ Anthony L. Escamilla                     November 12, 1999
---------------------------------
    Anthony L. Escamilla
Chief Executive Officer, Chief
  Financial Officer and Director


/s/ Anthony C. Vickerson                     November 12, 1999
---------------------------------
    Anthony C. Vickerson
Chief Operating Officer
  and Director


/s/ F. Albert Landwehr, Jr.                  November 12, 1999
---------------------------------
    F. Albert Landwehr, Jr.
Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Independent Auditor's Report......................................  F-1

Consolidated Balance Sheets as of
         July 31, 1999 and 1998...................................  F-3

Consolidated Statements of Operations
         for the Years Ended July 31, 1999, 1998 and 1997.........  F-5

Consolidated Statements of Stockholders' Equity (Deficiency)
         for the Years Ended July 31, 1999, 1998 and 1997.........  F-6

Consolidated Statements of Cash Flows
         for the Years Ended July 31, 1999, 1998 and 1997.........  F-9

Notes to Consolidated Financial Statements.......................  F-12

Item 7.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Financial Data

                                                                        Page

Independent Auditors' Report                                          F-1 - F-2

Financial Statements:

         Consolidated Balance Sheets as of July 31,
         1999 and 1998                                                F-3 - F-4

         Consolidated Statements of Operations, Years
         Ended July 31, 1999, 1998 and 1997                              F-5

         Consolidated Statements of Stockholders'
         (Deficiency) Equity, Years Ended July 31,
         1999, 1998 and 1997                                          F-6 - F-8

         Consolidated Statements of Cash Flows, Years
         Ended July 31, 1999, 1998 and 1997                          F-9 - F-11

         Notes to Consolidated Financial Statements                  F-12 - F-27

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders of
Regent Group Inc.
New York, New York


         We have audited the consolidated balance sheets of Regent Group Inc. and subsidiary, as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regent Group Inc. and subsidiary at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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





WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants

Eatontown, New Jersey
October 14, 1999

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        July 31,
                                            ------------------------------
                                                1999               1998
                                            -----------        -----------
Current Assets:
  Cash                                      $   194,034        $     4,111
  Notes receivable                                 --               97,898
  Prepaid expenses and other current
   assets                                          --              210,557
                                            -----------        -----------

               Total Current Assets             194,034            312,566
                                            -----------        -----------

Property, plant and equipment -
 net                                              3,558

Convertible debenture to
 unaffiliated company                              --            1,131,100

Goodwill - net                               17,087,037               --
                                            -----------        -----------

               TOTAL ASSETS                 $17,281,071        $ 1,447,224
                                            ===========        ===========



























                 See notes to consolidated financial statements

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                               July 31,
                                                                   ---------------------------------
                                                                       1999                1998
                                                                   ------------         ------------
Current Liabilities:
  Short-term debt                                                  $    200,000         $  1,157,500
  Accounts payable                                                       12,694                 --
  Accrued expenses                                                       64,533              211,329
  Unearned revenue                                                        3,750                 --
  Due to officer                                                           --                342,500
                                                                   ------------         ------------
               Total Current Liabilities                                280,977            1,711,329
                                                                   ------------         ------------


Commitments and Contingent Liabilities

Stockholders' Equity (Deficiency):
  Preferred stock, par value $1; authorized
   500,000 shares (involuntary liquidation value $777,912):
    Convertible Series B, at redemption
         value; issued and outstanding
         65,141 shares                                                  130,282              130,282
    Cumulative Series C, par value $1;
         issued and outstanding 64,763
         shares                                                          64,763               64,763
  Common stock, par value $.06-2/3;
   authorized 20,000,000 shares; issued
   and outstanding 13,891,118 and 2,351,993
   shares                                                               926,538              156,878
  Additional paid-in capital                                         27,192,151            9,500,101
  Deficit                                                           (11,313,640)         (10,116,129)
                                                                   ------------         ------------


               Total Stockholders' Equity
                (Deficiency)                                         17,000,094             (264,105)
                                                                   ------------         ------------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIENCY)                                $ 17,281,071         $  1,447,224
                                                                   ============         ============
















                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended
                                               ---------------------------------------------------
                                                                     July 31,
                                               ---------------------------------------------------
                                                  1999                 1998               1997
                                               -----------         -----------         -----------
Revenues:
    Sales                                      $     3,750         $      --           $ 1,079,808
    Other income                                      --                  --                19,668
                                               -----------         -----------         -----------

                                                     3,750                --             1,099,476
                                               -----------         -----------         -----------
Costs and Expenses:
    Cost of sales                                    1,000                --               413,722

    Selling, general and administrative
     expenses                                      998,021           1,426,645           1,404,380

    Interest expense                               202,240             428,535             228,032
                                               -----------         -----------         -----------
                                                 1,201,261           1,855,180           2,046,134
                                               -----------         -----------         -----------

Loss from operations                            (1,197,511)         (1,855,180)           (946,658)

Minority interest in net income
 of consolidated subsidiary                           --                  --               (88,331)

Gain on sale of subsidiary                            --                  --               620,529
                                               -----------         -----------         -----------

Loss from continuing operations
 before income taxes                            (1,197,511)         (1,855,180)           (414,460)

Provision for income taxes                            --                  --                  --
                                               -----------         -----------         -----------

Loss from continuing operations                 (1,197,511)         (1,855,180)           (414,460)

Discontinued operations (Note 6)
 Loss from discontinued operations
  with no tax benefit                                 --            (1,115,210)               --
 Gain on rescission                                   --             1,061,615                --
                                               -----------         -----------         -----------

Net loss                                       $(1,197,511)        $ 1,908,775)        $  (414,460)
                                               ===========         ===========         ===========

Basic loss per share

Loss from continuing operations                $      (.41)        $      (.94)        $      (.35)

Loss from discontinued operations                     --                  (.03)               --
                                               -----------         -----------         -----------

Net loss                                       $      (.41)        $      (.97)        $      (.35)
                                               ===========         ===========         ===========

Weighted average number of common
 shares outstanding                              2,902,912           1,975,639           1,177,644
                                               ===========         ===========         ===========

                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 1999, 1998 AND 1997

                              Preferred Stock
                          ----------------------                                          Cumulative
                          Convertible Cumulative    Common    Additional                    Other
                           Series B    Series C     Stock     Paid - In                  Comprehensive   Comprehensive
                            Amount       Amount     Amount     Capital        Deficit    Income (loss)   Income  (loss)    Total
                          ----------- ----------   --------   -----------   -----------  -------------   --------------  ----------
Balance, August 1, 1996      $130,282    $64,763    $65,811    $7,368,110   $(7,792,894)       $10,053                   $(153,875)

Issuance of options and
 warrants in lieu of
 compensation (at $.001
 to $2.50 per share)                                              390,821                                                  390,821

Issuance of common stock
 in lieu of  compensation
 and consulting (at $1.00
 to $2.9375 per share)                               10,005       266,870                                                  276,875

Exercise of stock options
 and warrants (at $.001
 to $1.00 per share)                                 23,866        76,343                                                  100,209

Issuance of warrants in
 lieu of interest (at
 $.001 per share)                                                 122,714                                                  122,714

Foreign currency
 translation adjustment                                                                        (10,053)       $ (10,053)   (10,053)

Net (loss)                                                                     (414,460)                       (414,460)  (414,460)
                          ----------- ----------   --------   -----------   -----------  -------------   --------------  ----------
Comprehensive (loss)                                                                                          $(424,513)
                                                                                                         ==============
Balance, July 31, 1997        130,282     64,763     99,682     8,224,858    (8,207,354)          -                        312,231


                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 1999, 1998 AND 1997
                                   (continued)

                              Preferred Stock
                          ----------------------                                          Cumulative
                          Convertible Cumulative    Common    Additional                    Other
                           Series B    Series C     Stock     Paid - In                  Comprehensive   Comprehensive
                            Amount       Amount     Amount     Capital        Deficit    Income (loss)   Income  (loss)    Total
                          ----------- ----------   --------   -----------   -----------  -------------   --------------  ----------
Issuance of common
 stock in lieu of
 compensation (at
 $2.31 per share)                                        83        2,804                                                     2,887

Issuance of common
 stock in lieu of
 consulting services
 (at $2.25 to $3.00
 per share)                                          21,678      700,073                                                   721,751

Exercise of warrants
 (at $1.00 per share)                                14,673      205,327                                                   220,000

Issuance of common
 stock in lieu of
 interest (at $2.16
 to $2.44 per share)                                 20,762      367,039                                                   387,801

Net (loss)                                                                   (1,908,775)                   $(1,908,775) (1,908,775)
                          ----------- ----------   --------   -----------   -----------  -------------   --------------  ----------
Comprehensive (loss)                                                                                       $(1,908,775)
                                                                                                         ==============
Balance, July 31, 1998        130,282     64,763    156,878    9,500,101    (10,116,129)             -                    (264,105)

Cancellation of common
 stock issued in lieu
 of interest (at $2.25
 per share)                                          (2,918)     (46,301)                                                  (49,219)


                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 1999, 1998 AND 1997
                                   (continued)

                              Preferred Stock
                          ----------------------                                          Cumulative
                          Convertible Cumulative    Common    Additional                    Other
                           Series B    Series C     Stock     Paid - In                  Comprehensive   Comprehensive
                            Amount       Amount     Amount     Capital        Deficit    Income (loss)   Income  (loss)    Total
                          ----------- ----------   --------   -----------   -----------  -------------   --------------  ----------

Issuance of common stock
 in lieu of interest (at
 $1.38 per share)                                       125         1,168                                                     1,293

Issuance of common stock
 in lieu of consulting
 services (at $1.44 per
 share)                                               2,068        42,572                                        -           44,640

Issuance of warrants in
  lieu of consulting                                               25,046                                                    25,046

Issuance of common stock
 in connection with the
 acquisition of
 Stock Siren.com, LLC                               770,385    16,554,615                                                17,325,000

Transfer of assets
 and liabilities to
 RH Holdings                                                    1,114,950                                                 1,114,950

Net Loss                                                                    (1,197,511)                    $(1,197,511)  (1,197,511)
                          ----------- ----------   --------   ----------- -------------  -------------   -------------- ------------

Comprehensive loss                                                                                         $(1,197,511)
                                                                                                         ==============

Balance, July 31, 1999       $130,282    $64,763   $926,538   $26,077,201 $(10,198,690)        $   -                    $17,000,094
                          =========== ==========   ========   =========== =============  =============                  ============





                See notes to consolidated financial statements

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended
                                                                               ---------------------------------------------------
                                                                                                   July 31,
                                                                               ---------------------------------------------------
                                                                                  1999               1998                 1997
                                                                               -----------         -----------        ------------
Cash flows from operating activities:
  Net loss                                                                     $(1,197,511)        $(1,908,775)        $  (414,460)
    Loss from discontinued operations                                                 --                53,595                --
                                                                               -----------         -----------         -----------
    Loss from continuing operations                                             (1,197,511)         (1,855,180)           (414,460)
    Adjustments to reconcile net loss to net cash provided from operating activities:
     Depreciation and amortization                                                 238,712               1,392             208,792
     Non-employee non-cash compensation                                             25,046           1,109,552             456,038
     Non-cash executive compensation                                               233,696             252,887             211,658
     Cancellation of common stock previously issued in
     lieu of payment of interest                                                   (49,219)               --                  --
     Common stock issued in lieu of expenses                                        45,933                --                  --
     Loss on abandonment of leasehold improvements                                    --                 2,558                --
     Reserve for bad debts                                                            --                  --                (9,000)
     Gain on sale of subsidiary                                                       --                  --              (620,529)
     Minority interest in income (loss) of consolidated
      subsidiary                                                                      --                  --                88,331
     Gain on sale of equipment                                                        --                  --               (21,282)
    Changes in operating assets and liabilities                                    429,994             399,758            (262,465)
                                                                               -----------         -----------         -----------
       Net Cash (Used in) Operating Activities                                    (273,349)            (89,033)           (362,917)
                                                                               -----------         -----------         -----------
Cash flows from investing activities:
  Advances                                                                        (100,000)         (1,131,100)               --
  Loans to unaffiliated entity                                                    (575,993)            (97,898)               --
  Proceeds from sale of subsidiary                                                    --                  --             1,624,295
  Proceeds from sale of equipment                                                     --                  --                54,629
  Purchase of property, plant and equipment                                           --                  --              (412,904)
  Prepayments on acquisitions                                                         --                  --               (50,000)
                                                                               -----------         -----------         -----------
      Net Cash Provided by (Used in) Investing
          Activities                                                              (675,993)         (1,228,998)          1,216,020
                                                                               -----------         -----------         -----------

                                                                   (Continued)

                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                 Years Ended
                                                             ---------------------------------------------------
                                                                                    July 31,
                                                             ---------------------------------------------------
                                                                 1999                1998                1997
                                                             -----------         -----------        ------------
Cash flows from financing activities:
  Proceeds from borrowings                                     1,346,765           1,183,200             636,243
  Repayments on borrowings                                      (207,500)           (157,500)         (1,518,652)
  Proceeds from exercise of warrants                                --               220,000             100,209
                                                             -----------         -----------         -----------

          Net Cash Provided by (Used in) Financing
          Activities                                           1,139,265           1,245,700            (782,200)
                                                             -----------         -----------         -----------
  Foreign currency translation adjustment                           --                  --               (10,053)
                                                             -----------         -----------         -----------
Net Increase (decrease) in Cash                                  189,923             (72,331)             60,850
Cash - beginning of year                                           4,111              76,442              15,592
                                                             -----------         -----------         -----------
Cash - end of year                                           $   194,034         $     4,111         $    76,442
                                                             ===========         ===========         ===========

Changes in operating assets and liabilities:
    (Increase) in accounts receivable                        $      --           $      --           $    (1,032)
    (Increase) decrease in inventories                              --                  --                 8,214
    (Increase) decrease in prepaid expenses and
      sundry receivables                                            --               187,310            (274,961)
    (Increase) decrease in deferred acquisition costs               --               119,277            (100,409)
    Increase in accounts payable                                  12,694                --             1,002,820
    Increase (decrease) in accrued expenses                      413,550              93,171            (256,653)
    Increase (decrease) in income taxes payable                     --                  --                (7,970)
    Increase (decrease) in deferred revenue                        3,750                --              (145,704)
    Increase (decrease) in customer deposits                        --                  --              (105,873)
    (Decrease) in lease obligations                                 --                  --              (380,897)
                                                             -----------         -----------         -----------
                                                             $   429,994         $   399,758         $  (262,465)
                                                             ===========         ===========         ===========
Supplementary information:
    Cash paid during the year for:
         Interest                                            $    35,562         $    38,826         $   126,566
                                                             ===========         ===========         ===========
         Income taxes                                        $      --           $      --           $     7,950
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

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                  Years Ended
                                                                                 --------------------------------------------
                                                                                                    July 31,
                                                                                 --------------------------------------------
                                                                                    1999              1998             1997
                                                                                 ----------        ----------        --------
Supplementary information of non-cash investing and financing activities:
     Common stock issued for compensation                                        $     --          $    2,887        $ 80,000
                                                                                 ==========        ==========        ========
     Common stock issued for consulting services                                 $   44,640        $  721,751        $196,875
                                                                                 ==========        ==========        ========
     Common stock issued in lieu of payment of interest                          $    1,293        $  387,801        $   --
                                                                                 ==========        ==========        ========
     Warrants issued in lieu of payment of interest                              $     --          $     --          $122,714
                                                                                 ==========        ==========        ========
     Warrants issued in lieu of payment of consulting services                   $   25,046        $     --          $   --
                                                                                 ==========        ==========        ========
     Cancellation of common stock previously issued in
      lieu of payment of expenses                                                $   49,219        $     --          $   --
                                                                                 ==========        ==========        ========
     Issuance of options and warrants for employee
      and non-employee compensation                                              $     --          $     --          $390,821
                                                                                 ==========        ==========        ========
    Transfer of assets and liabilities to RH Holdings                            $1,114,950        $     --          $   --
                                                                                 ==========        ==========        ========

















                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization
           Regent Group Inc. (the "Company" or "Regent"), formerly NMC Corp., is a holding company for its subsidiary.

           Recent Developments
a) On July 14, 1999, Regent acquired Stock Siren.com, LLC ("Siren"), a New York limited liability company. Siren is an Internet - based advertising and publishing entity that owns and operates several financially oriented websites. Regent issued 11,550,000 shares of its restricted common stock, comprising approximately 83.4% of its voting shares, in exchange for all of the issued outstanding membership interests of Siren.

           In connection with the acquisition of Siren, Regent transferred its pre-closing assets, subject to its pre-closing liabilities, to RH Holdings, LLC ("RH"), a New York limited liability company. The Company has accounted for the transfer in accordance with Accounting Principles Board Opinion No. 26 "Early Extinguishment of Debt" (APB
           26) resulting in an increase to additional paid-in capital of approximately $1,115,000. The sole member of RH is Marvin E. Greenfield. Mr. Greenfield is a former director and former chief executive officer of Regent and remains a principal stockholder of Regent. The consideration which RH delivered to Regent for the pre-closing assets was to assume all of Regent's pre-closing liabilities. In connection with this transfer of assets and assumption of liabilities to Mr. Greenfield, the holders of all of Regent's existing liabilities discharged Regent from those obligations.

           Siren is a wholly-owned subsidiary of Regent and is its primary operating business. All letters of intent issued by Regent on or prior to July 14, 1999 have been terminated.

b) On September 22, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. U.S. Lead markets and sells franchises to provide lead testings, hazard assessment, in-place management, abatement planning and monitoring to owners of commercial and residential real estate. Through October 30, 1998, the Company advanced U.S. Lead $1,231,100 toward the purchase price.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

                The Company rescinded the acquisition effective April 30, 1998. All assets and liabilities of U.S. Lead as of that date were reacquired by U.S. Lead. The Company incurred losses from U.S. Lead from the date of acquisition through the date of rescission of approximately $1,115,000, which is included in the statement of operations for the year ending July 31, 1998. On October 30, 1998 the advances made to U.S. Lead by the Company in the amount of $1,231,100, as partial payment of the original purchase price, were converted into a convertible debenture which has been transferred to RH. No interest was earned on the advances until the signing of the debenture agreement and no value was ascribed to the warrant to convert the debt to common stock, as U.S. Lead is privately held by the Company. Upon rescission, the Company recognized a gain of approximately $1,100,000.

c) On February 21, 1997, the Company sold its then only operating business, Krystal Fountain Water Company Limited ("Krystal"). The selling price was approximately $1,600,000 which resulted in a gain on the sale of approximately $621,000.

           Basis of Presentation
                The accompanying consolidated financial statements have been pre-pared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                The Company has experienced recurring losses and negative cash flows from operations through July 31, 1999.

                If management can reasonably liquidate restricted securities received in lieu of cash compensation the Company believes the cash flow from Siren should be sufficient to fund the operations of the Company over the next twelve months. The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing. There are no assurances that a financing will be completed or that Siren will be commercially accepted. This uncertainty raises substantial doubt about the ability of the Company to continue as a going concern.

                The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           Principles of Consolidation
                The consolidated financial statements include the accounts of the Company and its subsidiary from the acquisition date and/or through their respective sale or rescission dates. All significant intercompany transactions and balances have been eliminated.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

           Use of Estimates
                The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Foreign Currency Translation
                The financial statements of the Company's former foreign subsidiary is generally measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity (deficiency). Income and expense items are translated at average monthly rates of exchange. Gains or losses from foreign currency transactions of the subsidiary is included in net earnings.

           Property and Equipment
                Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line and declining-balance methods over the estimated useful lives of the assets.

           Amortization of Intangibles
                Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired. Goodwill is amortized on a straight-line basis over its estimated life of five (5) years.
         Amortization expense was $237,320 for the year ended July 31, 1999.

           Minority Interest
                Minority interest represents the minority stockholders' propor-tionate share of the investment of Krystal. In February 1997, the Company sold its entire fifty (50%) percent investment interest in Krystal.

           Evaluation of Long-Lived Assets
                Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long - lived assets, their carrying value would be reduced by the excess, if any, of the long - lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long -lived asset. As of July 31, 1999, management concluded that no valuation allowance was required.

           Revenue Recognition
                Revenue is recognized in the period in which it is earned.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

           Stock-Based Compensation
                Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure only provisions of SFAS No. 123.

           Earnings (Loss) Per Common Share
                In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was previously required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The Company's interim and prior year results have been restated to conform with the provisions of this statement.

                Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common and potential common stock shares outstanding during the year. Potential common stock shares used in computing diluted earnings (loss) per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings (loss) per share. Potential common shares are excluded from the earnings (loss) per share calculation for the years ending July 31, 1999, 1998 and 1997, because the effect would be antidilutive. The number of potential common shares outstanding were 178,517, 395,489, and 636,935 for the years ending July 31, 1999, 1998 and 1997, respectively.

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

           New Financial Accounting Standard
                During fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130); and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company has adopted SFAS No. 130 and SFAS No. 131 in the current fiscal year. Neither standard has had a material impact on the Company.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

           Reclassification
                Certain reclassifications have been made to prior year balances to conform with the current year's presentation.

2.         ACQUISITION/SALE OF SUBSIDIARY

                On July 14, 1999 Regent acquired Siren. Regent issued 11,550,000 shares of restricted common stock, in exchange for all the issued outstanding membership interests of Siren. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired from Siren was $643 and the liabilities assumed total $ -0- resulting in goodwill of approximately $17,324,000 which will be amortized over five (5) years. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

                Proforma unaudited operating information for the year ended July 31, 1999 of Regent and Siren assuming the business combination had occurred at the beginning of the respective year is as follows:

                                                           Year Ended
                                                          July 31, 1999
                                                          -------------
           Net sales                                       $     3,750

           Net (loss)                                      $(4,425,062)

           Net (loss) per share                                 $(1.52)

3.         PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consists of the following:

                                                              July 31,
                                                    ---------------------------
                                                       1999              1998
                                                    ---------        ----------
           Machinery and equipment                  $    -           $   22,710
           Leasehold improvements                        -                 -
           Master tapes                                  -               20,001
                                                    ---------        ----------
                                                         -               42,711
           Less accumulated depreciation
            and amortization                             -               39,153
                                                    ---------        ----------

           Net property, plant and equipment        $    -           $    3,558
                                                    =========        ==========

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         LOANS AND ADVANCES

           Loans and advances consist of the following:

                                                                                                       July 31,
                                                                                         ----------------------------------
                                                                                           1999                    1998
                                                                                         --------               -----------
           Loan to Edenfield Enterprises, Inc.
            interest at 8%, due on demand                                                 $   -                  $   97,898

           Advances to U.S. Lead Testing and Removal Service, Inc., converted into a debenture on October 30, 1998, interest at 8%, due October
             30, 1999; convertible into 17,544,453
             shares of U.S. Lead                                                              -                   1,131,100
                                                                                          --------               ----------
                                                                                                                  1,228,998
           Current portion                                                                    -                      97,898
                                                                                          --------               ----------


                                                                                          $   -                  $1,131,100
                                                                                          ========               ==========

5.         DEBT

           Short-term debt is as follows:

                                                                                                       July 31,
                                                                                         -----------------------------------
                                                                                             1999                   1998
                                                                                         ----------              -----------
           Unsecured note, due on demand,
            interest at 12% per annum (1)                                                   $    -               $  432,500

           Secured note, due March 20, 1999,
            interest at 7.5% per year (2)                                                        -                  100,000

           Unsecured note, due on demand,
            interest at 12% per annum (3)                                                        -                  200,000

           Unsecured notes, due on demand,
            interest from 8% to 12% per
            annum (4)                                                                            -                  250,000

           Unsecured notes, due on demand,
            interest at 12% per annum (5)                                                        -                   55,000

           Unsecured notes, due on demand,
            interest at 12% per annum (6)                                                        -                  120,000

           Unsecured convertible note,
            due December 31, 1999 interest
            at 6% per annum, payable
            quarterly (7)                                                                     200,000                  -
                                                                                            ---------             ---------
                                                                                           $  200,000            $1,157,500
                                                                                            =========             =========

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         DEBT  (Continued)

(1)        In connection with the acquisition of Siren the note payable to Mrs.
           Barbara Greenfield ("Mrs. Greenfield"), wife of Marvin E. Greenfield ("Mr. Greenfield") the Company's former President and Chief Executive Officer, was assigned to RH. Prior to the acquisition, and as per the loan agreement, Mrs. Greenfield received shares of Regent common stock as additional consideration for advancing funds. During the year ended July 31, 1998, Mrs. Greenfield received a total of 254,375 shares of Regent common stock. Subsequent to July 31, 1998 it was determined that Mrs. Greenfield inadvertently received more shares than she was entitled to per the loan agreement. Mrs. Greenfield returned 43,750 shares during the year ended July 31, 1999. The Company recorded interest expense in the amount of $8,281 and $233,160 for the years ended July 31, 1999 and 1998, respectively, in connection with the issuance of those shares. In addition, the Company has recorded interest expense in the amount of $48,027 and $42,542 for the years ended July 31, 1999 and 1998, respectively, in connection with the note.

(2) In connection with the acquisition of Siren, the note payable to Republic Bank has been assigned to RH.

(3) In connection with the acquisition of Siren, the unsecured note payable to a shareholder of the Company has been assigned to RH. On September 18, 1997, in connection with this note, the unsecured shareholder received 25,000 shares of Regent common stock as additional consideration for advancing funds. The Company recorded interest expense in the amount of $29,183 and $72,860 for the years ending July 31, 1999 and 1998 respectively in connection with the issuance of these shares and interest on the note.

(4) In connection with the acquisition of Siren, the unsecured notes payable to BSM, Inc., a shareholder of Regent, have been assigned to RH. The Company recorded interest expense of $18,685 and $15,608 for the years ending July 31, 1999 and 1998, respectively.

(5) In connection with the acquisition of Siren, the unsecured notes payable to Mrs. Felicia Rubin ("Mrs. Rubin"), daughter of Mr. Greenfield, have been assigned to RH. Per the loan agreement, Mrs. Rubin received shares of Regent common stock as additional consideration for advancing funds. For the year ended July 31, 1998 Mrs. Rubin received 18,750 shares. The Company recorded interest expense in the amount of $6,238 and $25,190 for the years ended July 31, 1999 and 1998, respectively, in connection with the issuance of these shares and interest on the notes.

(6) In connection with the acquisition of Siren, the unsecured note payable to Mrs. Valerie Greenfield ("Mrs. V. Greenfield"), mother of Mr. Greenfield, has been assigned to RH. Per the loan agreement, Mrs.
           V. Greenfield received shares of Regent common stock as additional consideration for advancing funds. For the year ended July 31, 1998 Mrs. Valerie Greenfield was to receive 15,000 shares, of which 13,125 shares were received during the year ended July 31, 1998 and the balance of 1,875 was received during the year ended July 31, 1999. The Company recorded interest expense in the amount of $25,502 and $ 36,430 for the years ended July 31, 1999 and 1998, respectively, in connection with the issuance of these shares and interest on the note.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         DEBT  (Continued)

(7) The unsecured convertible note is payable to Robert Platek, a major shareholder of the Company. The Company recorded interest expense in the amount of $333 for the year ended July 31, 1999 in connection with the note. The note is convertible into shares of Regent common stock at an exercise price of $1.00 per share.


6.         DISCONTINUED OPERATIONS

                Effective April 30, 1998, the Company rescinded the U.S. Lead acquisition. All assets and liabilities of U.S. Lead as of that date were reacquired by U.S. Lead. The results of operations of U.S. Lead have been reported separately as discontinued operations for the year ended July 31, 1998.

7.         INCOME TAX

                The Company has a net operating loss ("NOL") carryforward of approximately $11,314,000 for financial reporting purposes and approximately $4,577,000 for tax purposes expiring in the years 1999 through 2012. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

                The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's stock during the year ended July 31, 1999, a change in ownership of greater than 50%, as defined, has occurred. Under such circumstances, the potential benefits from utilization of tax carryforward may be substantially limited or reduced on an annual basis.

                There is no provision for income taxes during the years ended July 31, 1997 through July 31, 1999 as the Company had no taxable income due to net operating losses.

                A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                                        Year Ended July 31,
                                                        --------------------------------------------------
                                                          1999                  1998               1997
                                                        ---------             ---------          ---------
           Tax benefit computed at the
            Federal statutory rate                      $(407,154)            $(648,984)         $(140,916)
           Increase in taxes resulting from:
             Effect of unused tax losses                  407,154               648,984            140,916
                                                         --------              --------           --------
                                                        $    -                $    -             $    -
                                                         ========              ========           ========

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         INCOME TAX  (Continued)

                The temporary differences between the tax bases of assets and the financial reporting amount that give rise to the deferred tax assets and their approximate tax effect are as follows:

                                                                            July 31,
                                        -------------------------------------------------------------------------------
                                                      1999                                         1998
                                        ---------------------------------            ----------------------------------
                                        Temporary                                     Temporary
                                        Difference            Tax Effect              Difference            Tax Effect
                                        -----------           -----------             -----------           -----------
Net operating
 loss carry-forward                     $ 4,577,000           $ 1,830,800             $ 4,648,000           $ 1,859,200
Officer salary                                -                     -                     342,500               137,000
Interest expense                              -                     -                      85,500                34,200
Valuation
 allowances                              (4,577,000)           (1,830,800)             (5,076,000)           (2,030,400)
                                        -----------           -----------             -----------           -----------
                                        $     -               $     -                 $      -              $      -
                                        ===========           ===========             ===========           ===========

8.         EMPLOYMENT AGREEMENTS
                Effective July 14, 1999 all employment agreements with Mr. Greenfield and any other employee, officers, or directors of the Company were terminated. All liabilities due to Mr. Greenfield, including the balance of a $100,000 bonus for the year ending July 31, 1997 and current salary accruals of $250,000 and $233,700 for the years ending July 31, 1999 and 1998, respectively, have been transferred to RH.

9.         CAPITAL STOCK

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

9.         CAPITAL STOCK  (Continued)

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

           e)       Common Stock

                    On February 25, 1997, Mr. Greenfield and Mr. Woolford, a former director of Regent, each received 25,000 shares of the Company's common stock in connection with the sale of Krystal. This resulted in a total expense of $80,000 which reduced the gain from the sale of Krystal.

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

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.        OPTIONS AND WARRANTS

                The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded except for $131,660 for fiscal year ended 1997, which represents the value of stock options and warrants that were granted below fair market value at the time of the grant. Had compensation cost for the Company's stock option plans and warrants been determined based on the fair value at the grant date for awards in fiscal year 1997 and 1996, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                            Years Ended
                                                             July 31,
                                                 ------------------------------
                                                      1999             1998
                                                 -------------     ------------
           Net loss - as reported                $ (1,197,511)     $(1,908,775)
           Net loss - pro forma                  $ (1,204,887)     $(1,908,775)
           Loss per share - as reported                $ (.41)           $(.97)
           Loss per share - pro forma                  $ (.41)           $(.97)

                The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: dividend yield of -0-%, expected volatility of 78% to 184%, risk-free interest rate of 5.0% and expected live of 1 year.

           The granting of Company stock options is not under a formal stock option plan.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.        OPTIONS AND WARRANTS  (Continued)

           (1) During the year ended July 31, 1997, the Board of Directors approved the issuance of stock options to Mr. Greenfield to purchase 475,000 shares of the Company's common stock at prices from $.0667 per share to $1.00 per share (which was above fair market value) expiring in periods through November 2007. A portion of these options were issued for his forgiving accrued compensation for the period April 1, 1995 to July 31, 1997. These below market value options resulted in additional compensation expense for the year ended July 31, 1997 of approximately $132,000.

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

           (3) During July 1992, certain investors, including the daughter of Mr. Greenfield, purchased 27,000 shares of the Company's common stock and warrants to acquire 100,000 shares of the Company's common stock at $3.00 per share. The warrants expired on August 1, 1996.

           (4) On March 15, 1995, the Company entered into a secured loan agreement with a third party. (See Notes 1 and 4 of Notes to Consolidated Financial Statements). In consideration for the loan, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share (which was above fair market value), exercisable through March 13, 1997. In November, 1996, the warrant was exercised and 100,000 shares of common stock was issued by the Company.

           (5) On August 19, 1996, the Company issued to BSM 50,000 shares of common stock and warrants to purchase 220,000 shares of common stock at an exercise price of $1.00 per share (which was below fair market value), expiring during November, 2000, in connection with consulting services provided to the Company. This resulted in a consulting expense in the amount of $103,774 for the year ended July 31, 1997. BSM subsequently assigned these warrants to various parties including 50,000 warrants to a related party. All of these warrants were exercised during the year ending July 31, 1998.

           (6) On December 26, 1996, the Company issued a warrant to Arnold Poliskin, a former director of the Company, to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share, expiring January 2000 in connection with consulting services performed for the Company. This resulted in additional expense of $80,980 during the year ended July 31, 1997.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.        OPTIONS AND WARRANTS  (Continued)

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

           (8) During the fiscal year ended July 31, 1999 the Company issued warrants to purchase 650,000 shares of the Company's common stock at exercise prices between $.33 and $1.10 per share in connection with consulting services and additional consideration per a loan agreement.

           Information regarding the Company's stock option plans and warrants for fiscal years ended July 31, 1999, 1998 and 1997 is as follows:

                                          July 31, 1999                    July 31, 1998                  July 31, 1997
                                      ----------------------            --------------------          ----------------------
                                                   Weighted                        Weighted                        Weighted
                                                   Average                         Average                         Average
                                                   Exercise                        Exercise                        Exercise
                                       Shares       Price                Shares     Price              Shares        Price
                                     ----------   ----------           ---------  ----------          --------    ----------
Options outstanding-
 beginning of year                     475,000        $.46               475,000    $.46                  -             $ -
Options exercised                         -                                 -                          (53,826)           .07
Options granted                           -                                 -                          528,826            .42
Options cancelled                         -                                 -                             -
                                       -------                           -------                       -------
Options outstanding-
 end of year                           475,000        $.46               475,000    $.46               475,000        $.46
                                       =======                           =======                       =======

Option price range at
 end of year                        $.0667 to $1.00                  $.0667 to $1.00               $.0667 to $1.00

Option price range
 for exercised shares                     -                                 -                          $.0667
Options available for
 grant at end of year                    N/A                               N/A                           N/A

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.        OPTIONS AND WARRANTS  (Continued)

                                          July 31, 1999                     July 31, 1998                 July 31, 1997
                                       ------------------------         ----------------------       -------------------------
                                                      Weighted                       Weighted                        Weighted
                                                      Average                        Average                         Average
                                                      Exercise                       Exercise                        Exercise
                                       Shares          Price             Shares       Price            Shares          Price
                                       ------         --------           ------      --------          ------        ---------
Warrants outstanding-
 beginning of year                     200,000          $2.50            420,000      $1.71            403,990         $ .99
Warrants exercised                        -                             (220,000)      1.00           (303,990)           .33
Warrants granted                       650,000            .73               -                          420,000           1.71
Warrants cancelled                        -                                 -                         (100,000)          3.00
                                       -------                           -------                      --------
Warrants outstanding-
 end of year                           850,000          $1.15            200,000      $2.50            420,000          $1.71
                                       =======                           =======                      ========
Warrants price range at
 end of year                        $.33 to $2.50                    $1.00 to $2.50                $1.00 to $2.50

Warrants price range
 for exercised shares                     -                               $1.00                    $.001 to $1.00
Warrants available for
 grant at end of year                    N/A                               N/A                           N/A

           The weighted exercise price and weighted fair value of options and warrants granted by the Company for fiscal years ended 1999 and 1998 are as follows:

                                                      July 31, 1999          July 31, 1998         July 31, 1997
                                                   --------------------   ---------------------   ------------------
                                                   Weighted    Weighted   Weighted     Weighted   Weighted  Weighted
                                                   Average     Average    Average      Average    Average   Average
                                                   Exercise    Fair       Exercise     Fair       Exercise  Fair
                                                   Price       Value      Price        Value      Price     Value
                                                   --------    --------   --------     ---------  --------  --------
Weighted average of options and warrants granted
 during the year whose exercise
 price exceeded fair market value at
 the date of grant                                   $1.07      $ .21      $   -         $   -     $  1.48    $ .35

Weighted average of options and warrants exercised
 during the year whose exercise price was less
 than fair market value at the date of grant        $ .33       $1.50      $   -         $   -       .0667      .63

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.        OPTIONS AND WARRANTS (Continued)

           The following table summarizes information about fixed-price stock options and warrants outstanding at July 31, 1999.

                                               Weighted
                      Number                    Average         Weighted         Number             Weighted
Range of            Outstanding                Remaining        Average        Exercisable          Average
Exercise            At July 31,               Contractual       Exercise       At July 31,          Exercise
 Prices                1999                      Life            Price            1999               Price
--------            ----------                ----------        -------        ----------           -------
$ .0667 - .33          575,000                 4.64 years       $ .20             575,000           $  .20
$1.00 - $2.50          750,000                 2.96 years        1.43             750,000             1.43
                     ---------                                                  ---------
                     1,325,000                                                  1,325,000
                     =========                                                  =========

11.        SEGMENTS - GEROGRAPHIC AREAS

           The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The method for attributing revenues to individual countries is based on the destination to which finished goods are shipped. During the fiscal year ended July 31, 1997, the Company operated facilities in the United States and Europe.

                                    July 31, 1999             July 31, 1998             July 31, 1997
                                    -------------             -------------             -------------
Total revenues:
  United Kingdom                      $  -                      $  -                       $1,079,808
                                      ======                    ======                     ==========

Loss from operations:
  United Kingdom                      $  -                      $  -                       $  (74,582)
  United States                          -                         -                         (663,712)
                                      ------                    ------                     ----------
                                      $  -                      $  -                       $ (738,294)
                                      ======                    ======                     ==========

Assets:
  United Kingdom                      $  -                      $  -                       $    -
  United States                       $  -                      $  -                          662,189
                                      ------                    ------                     ----------
   Total identifiable assets          $  -                      $  -                       $  662,189
                                      ======                    ======                     ==========

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

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.        COMMITMENTS

                The Company did not lease office space as of July 31, 1999.

                Rent expense under operating leases for the year ended July 31, 1999, 1998 and 1997 was $36,150, $36,150, and $34,446, respectively.
           The Company subleased office space on a month-to-month basis to Mast Group Inc. ("Mast"). The amount of sublease income was $6,000 in each of the years ended July 31, 1999, 1998, and 1997. Mr. Greenfield is the President of Mast and NBMF. The Company believes the terms of the sublease to Mast were at least as favorable to the Company as rent which have been received from unaffiliated third parties.


13.        SUBSEQUENT EVENTS

                On October 18, 1999 the Company announced that it had signed a letter of intent to acquire all of the outstanding shares of Microtrek Research Corporation ("Microtrek"), a Lake Ronkonkoma, NY based software research and development group. Regent has agreed to acquire the privately owned company in exchange for approximately 1.5 million shares of its restricted common stock. The transaction is expected to close during December 1999.

                Microtrek develops high-end software products for the financial, accounting, legal and web-browser industries. Formed in 1993, Microtrek has recently completed a strategic financial/trade-station software package known as Market-Trac v2.01 (TM) that affords users the ability to track and monitor publicly traded securities and portfolio systems in real-time. In addition to Market-Trac v2.01(TM), Microtrek also brings custom Internet and general software development technologies spanning numerous developmental platforms to Regent. Regent's management expects it will be competitive in the software retail market within one year of the anticipated merger.