Form 10QSB
period 1999-10-31
REGENT GROUP INC /DE
filed 1999-12-13
CIK 72170

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 1999

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

                           720 Milton Road, Suite J-3
                               Rye, New York 10580
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (914) 921-6389
              (Registrant's telephone number, including area code)


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

Yes   X            No
   ------            ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At December 1, 1999 there were 12,850,577 shares of Common Stock, $.06-2/3 par value, outstanding.

                               REGENT GROUP, INC.
                                      INDEX

                                                                      Page No.
                                                                      --------

Part I - Financial Information                                            1

     Item 1.  Financial Statements

              Balance Sheets as of October 31, 1999
              (unaudited) and July 31, 1999                           2 - 3

              Statements of Operations and Comprehensive
              Loss for the Three Months Ended October
              31, 1999 and 1998 (unaudited)                           4 - 5

              Statements of Cash Flows for the Three
              Months Ended October 31,  1999 and 1998
              (unaudited)                                             6 - 7

              Notes to Financial Statements
              (unaudited)                                             8 - 9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            10 - 11

Part II - Other Information

     Item 1.  Legal Proceedings                                          12

     Item 6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                               13

PART I.  Financial Information

 Item 1. Financial Statements

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

         The results of operations for the three-month period ended October 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            October 31,         July 31,
                                              1999               1999
                                           -----------        -----------
                                           (Unaudited)
Current Assets:
  Cash                                     $    74,674        $   194,034
  Marketable securities                        153,900               --
  Prepaid expenses and sundry
   receivables                                   8,593               --
                                           -----------        -----------

               Total Current Assets            237,167            194,034
                                           -----------        -----------

Goodwill - net                              16,220,787         17,087,037
                                           -----------        -----------

               TOTAL ASSETS                $16,457,954        $17,281,071
                                           ===========        ===========





























                 See notes to consolidated financial statements

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                October 31,             July 31,
                                                                   1999                   1999
                                                              -------------           ------------
                                                               (Unaudited)
Current Liabilities:
  Short-term debt                                             $    200,000            $    200,000
  Accounts payable                                                  40,299                  12,694
  Accrued expenses                                                  52,797                  64,533
  Payroll taxes payable                                              4,871                    --
  Unearned revenue                                                   3,750                   3,750
                                                              ------------            ------------
               Total Current Liabilities                           301,717                 280,977
                                                              ------------            ------------

Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, par value $1; authorized 500,000
   shares (involuntary liquidation value $777,912):
    Convertible Series B, at redemption
         value; outstanding 65,141 shares                          130,282                 130,282
    Cumulative Series C, par value $1;
         outstanding 64,763 shares                                  64,763                  64,763
  Common stock, par value $.06-2/3;
   authorized 20,000,000 shares;
   outstanding 12,850,577 and 13,891,118 shares                    857,133                 926,538
  Additional paid-in capital                                    27,303,358              27,192,151
  Deficit                                                      (12,242,199)            (11,313,640)
  Cumulative other comprehensive income                             42,900                    --
                                                              ------------            ------------


               Total Stockholders' Equity                       16,156,237              17,000,094
                                                              ------------            ------------

               TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                         $ 16,457,954            $ 17,281,071
                                                              ============            ============





                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                            Three Months Ended
                                                                October 31,
                                                  ------------------------------------
                                                      1999                    1998
                                                  ------------            ------------
Revenues:
    Sales                                         $    115,875            $       --
                                                  ------------            ------------


Costs and Expenses:
    Cost of sales                                       13,725                    --
    Selling, general and administrative
     expenses                                        1,028,662                 157,769
    Interest expense                                     2,047                 134,303
                                                  ------------            ------------
                                                     1,044,434                 292,072
                                                  ------------            ------------

Loss before income tax provision                      (928,559)               (292,072)

Provision for income taxes                                --                      --
                                                  ------------            ------------

Net loss                                          $   (928,559)           $   (292,072)
                                                  ============            ============


Loss per common share - basic                     $       (.07)           $       (.12)
                                                  ============            ============

Weighted average number of common
 shares outstanding - basic                         13,619,673               2,353,746
                                                  ============            ============


















                                                                   (Continued)

                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                            Three Months Ended
                                                                October 31,
                                                  ------------------------------------
                                                      1999                    1998
                                                  ------------            ------------
Net loss                                             $(928,559)             $(292,072)

Other comprehensive income:
    Unrealized gain on marketable securities            42,900                     --
                                                     ---------              ---------

Comprehensive loss                                   $(885,659)             $(292,072)
                                                     =========              =========



























                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          October 31,
                                                                ------------------------------
                                                                   1999                1998
                                                                ---------            ---------
Cash flows from operating activities:
 Net loss                                                       $(928,559)           $(292,072)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation and amortization                                  866,250                  348
   Unpaid executive compensation                                     --                 62,500
   Non-employee non - cash compensation                            41,812                 --
   Common stock issued in lieu of payment of expenses                --                  1,293
   Changes in operating assets and
     liabilities net of acquisition                                12,147              206,269
                                                                ---------            ---------
         Net Cash Used in Operating Activities                     (8,350)             (21,662)
                                                                ---------            ---------

Cash flows from investing activities:
  Acquisition of treasury stock                                       (10)                --
  Marketable securities received                                 (111,000)                --
  Loans to unaffiliated entity                                       --               (103,291)
                                                                ---------            ---------

            Net Cash Used in Investing
             Activities                                          (111,010)            (103,291)
                                                                ---------            ---------

Cash flows from financing activities:
    Proceeds from borrowings                                         --                122,500
                                                                ---------            ---------

            Net Cash Provided by Financing Activities                --                122,500
                                                                ---------            ---------

Net decrease in cash and cash equivalents                        (119,360)              (2,453)

Cash and Cash Equivalents - beginning of period                   194,034                4,111
                                                                ---------            ---------

Cash and Cash Equivalents - end of period                       $  74,674            $   1,658
                                                                =========            =========











                                                                   (Continued)

                 See notes to consolidated financial statements

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                      Three Months Ended
                                                                          October 31,
                                                                ------------------------------
                                                                   1999                1998
                                                                ---------            ---------
Changes in operating assets and liabilities:
    Decrease (increase) in prepaid expenses and
     sundry receivables                                         $  (8,593)           $ 120,098
    Increase in accounts payable                                   27,605                 --
    Increase (decrease) in accrued expenses                       (11,736)              86,171
    Increase in payroll taxes payable                               4,871                 --
                                                                ---------            ---------

                                                                $  12,147            $ 206,269
                                                                =========            =========

Supplementary information:
    Cash paid during the year for:

         Interest                                               $   2,047            $     983
                                                                =========            =========

         Income taxes                                           $    --              $    --
                                                                =========            =========


Supplemental disclosure of non-cash investing activities:
   Unrealized gain on marketable securities                     $  42,900            $    --
                                                                =========            =========


















                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization

         The consolidated balance sheet as of October 31, 1999, the consolidated statement of operations and comprehensive loss and cash flows for the three months ended October 31, 1999 and 1998, have been prepared by Regent Group, Inc. (the "Company" or "Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. Certain items in the October 31, 1998 consolidated financial statements have been reclassified to conform to October 31, 1999 classifications. The information for July 31, 1999 was derived from audited financial statements.

2. Acquisitions

      On July 14, 1999 Regent acquired StockSiren.com, LLC ("Siren"). Regent issued 11,550,000 shares of restricted common stock, in exchange for all the issued outstanding membership interests of Siren. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired from Siren was $643 and the liabilities assumed total $-0-resulting in goodwill of approximately $17,324,000 which will be amortized over five (5) years. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

      Proforma unaudited operating information for the three months ended October 31, 1998 of Regent and Siren assuming the business combination had occurred at the beginning of the respective year is as follows:

                                                    Three Months Ended
                                                     October 31, 1998
                                                    ------------------
            Net sales                                  $    -

            Net (loss)                                 $(1,158,322)

            Net (loss) per share                       $      (.49)


3. Basis of Presentation

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

          The Company has experienced recurring losses and negative cash flows from operations through October 31, 1999.

          If management can reasonably liquidate restricted securities received in lieu of cash compensation the Company believes the cash flow from Siren should be sufficient to fund the operations of the Company over the next twelve months. The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing. There are no assurances that financing will be completed or that Siren will be commercially accepted. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

          The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Treasury Stock

       Effective October 8,1999 one of the officers of the Company resigned. The Company purchased the 1,040,541 shares originally issued to him for a purchase price of ten ($10) dollars. These shares were held in treasury. On November 1, 1999 the shares were cancelled by the Company.


5. Loss Per Common Share

       Basic and diluted earnings per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Potential common shares are excluded from the loss per share calculations for the three months ended October 31, 1999 and 1998 because their effect would be antidilutive. Potential common shares relate to stock options and warrants.

6. Recent Developments

       On October 18, 1999 the Company announced it had signed a letter of intent to acquire all of the outstanding shares of Microtek Research Corporation, a Lake Ronkonkoma, NY based software research and development group. Regent had agreed to acquire the privately owned company in exchange for approximately 1.5 million shares of restricted common stock.

       On December 1, 1999, after the Company completed its due diligence, the Company terminated the letter of intent.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

Liquidity and Capital Resources

     The Company continues to pursue investment opportunities. On July 14, 1999 the Company completed its acquisition of StockSiren.com, LLC ("Siren"), a New York limited liability company. Siren is an internet-based advertising and publishing entity that owns and operates several financially orientated websites. Regent issued 11,500,000 shares of its restricted common stock in exchange for all of the issued and outstanding membership interests in Siren.

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

         The Company's ability to continue as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. There is no assurance that such financing will be completed or that Siren will be commercially accepted. If management can reasonably liquidate restricted securities received in lieu of cash compensation, the Company believes that cash flow from the Siren acquisition should be sufficient to fund the operations of the Company over the next twelve months. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         The operating results of Siren have been included in the statement of operations from the date of acquisition. Siren is currently the Company's only operating entity.

Item 7. Management's' Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months Ended October 31, 1999 compared to
                  Three Months Ended October 31, 1998

         Sales
         Sales increased from $-0- for the three months ended October 31, 1998 to $115,875 for the three months ended October 31, 1999. The Company attributes the increase to the acquisition of Siren, its only operating subsidiary, in July 1999.

         Cost of Sales
         Cost of sales increased from $-0- for the three months ended October 31, 1998 to $13,725 for the three months ended October 31, 1999. The Company attributes the increase to the reasons described above.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased from $157,769 for the three months ended October 31, 1998 to $1,028,662 for the three months ended October 31, 1999. The Company attributes the increase primarily to the amortization of goodwill in the amount of $866,250 for the three months ended October 31,1999.

         Interest Expense
         Interest expense decreased from $134,303 for the three months ended October 31, 1998 to $2,047 for the three months ended October 31, 1999. In connection with the acquisition of Siren, Regent transferred its pre-closing liabilities to RH Holdings, reducing its debt to zero. In July 1999 the Company incurred debt to finance Siren's working capital needs.

         Other Matters

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

Item 1. Legal Proceedings

        None.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits: Exhibit 27.1 Financial Data Schedule.

       (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended October 31, 1999.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                       REGENT GROUP, INC.




Date: December 13, 1999                By:  Anthony Escamilla
                                            ---------------------------------
                                            Anthony Escamilla
                                            Registrant (Chief
                                            Financial Officer)