Form 10QSB
period 2000-01-31
REGENT GROUP INC /DE
filed 2000-03-20
CIK 72170

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2000

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

Yes __X__       No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At March 1, 2000 there were 12,850,577 shares of Common Stock, $.06 2/3 par value, outstanding.

                               REGENT GROUP, INC.
                                      INDEX



                                                                        Page No.



Part I - Financial Information                                                1

         Item 1.  Financial Statements

                           Balance Sheets as of January 31, 2000
                           (unaudited) and July 31, 1999                  2 - 3

                           Statements of Operations and Comprehensive
                           Loss for the Six Months Ended January
                           31, 2000 and 1999 (unaudited)                  4 - 5

                           Statements of Cash Flows for the Six
                           Months Ended January 31, 2000 and 1999
                           (unaudited)                                    6 - 7

                           Notes to Financial Statements
                           (unaudited)                                    8 - 9

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                   10 - 12

Part II - Other Information

         Item 1.  Legal Proceedings                                          13

         Item 6.  Exhibits and Reports on Form 8-K                           13

Signatures                                                                   14

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

         The results of operations for the six-month period ended January 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 July 31,
                                            January 31,        -----------
                                               2000               1999
                                           ------------        -----------
                                            (Unaudited)
Current Assets:
  Cash                                      $     9,226        $   194,034
  Marketable securities                         153,900               -
  Prepaid expenses and sundry
   receivables                                    8,593               -
                                            -----------        -----------
               Total Current Assets             171,719            194,034
Goodwill - net                               15,354,537         17,087,037
                                            -----------        -----------
               TOTAL ASSETS                 $15,526,256        $17,281,071
                                            ===========        ===========















                 See notes to consolidated financial statements

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                January 31,           July 31,
                                                   2000                 1999
                                               ------------         -----------
                                                (Unaudited)
Current Liabilities:
  Short-term debt                              $    200,000         $   200,000
  Accounts payable                                   47,024              12,694
  Accrued expenses                                   11,443              64,533
  Unearned revenue                                    3,750               3,750
                                               ------------         -----------
               Total Current Liabilities            262,217             280,977
                                               ------------         -----------

Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, par value $1; authorized
   500,000 shares (involuntary liquidation
   value $777,912):
    Convertible Series B, at redemption
         value; outstanding 65,141 shares           130,282             130,282
    Cumulative Series C, par value $1;
         outstanding 64,763 shares                   64,763              64,763
  Common stock, par value $.06-2/3;
   authorized 20,000,000 shares;
   outstanding 12,850,577 and
   13,891,118 shares                                857,133             926,538
  Additional paid-in capital                     27,345,170          27,192,151
  Deficit                                       (13,176,209)        (11,313,640)
  Cumulative other comprehensive income              42,900                   -
                                               ------------         -----------
               Total Stockholders' Equity        15,264,039          17,000,094
                                               ------------         -----------
               TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY          $ 15,526,256         $17,281,071
                                               ============         ===========




                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                             Six Months Ended            Three Months Ended
                                January 31,                  January 31,
                         ------------------------     -------------------------
                             2000         1999            2000           1999
                         -----------   ----------     -----------    ----------
Revenues:
  Sales                  $   115,875   $     -        $    -         $    -
                         -----------   ----------     -----------    ---------
Costs and Expenses:
  Cost of sales               15,725          -             2,000         -
  Selling, general and
   administrative
     expenses              1,957,638      324,879         928,976      167,110
  Interest expense             5,081       85,895           3,034      (48,408)
                         -----------   ----------     -----------   ----------
                           1,978,444      410,774         934,010      118,702
                         -----------   ----------     -----------   ----------
Loss before income tax
 provision                (1,862,569)    (410,774)       (934,010)    (118,702)
Income tax provision           -              -             -             -
                         -----------   ----------     -----------   ----------
Net loss                 $(1,862,569)  $ (410,774)    $  (934,010)  $ (118,702)
                         ===========   ==========     ===========   ==========
Loss per common
 share - basic                 $(.14)       $(.18)          $(.07)       $(.05)
                               =====        =====           =====        =====
Weighted average number
 of common shares
 outstanding - basic      13,235,125    2,296,307      12,850,577    2,296,368
                         ===========   ==========     ===========   ==========









                                                     (Continued)
                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                             Six Months Ended            Three Months Ended
                                January 31,                  January 31,
                         ------------------------     -------------------------
                             2000         1999            2000          1999
                         -----------   ----------     -----------    ----------
Net loss                 $(1,862,569)   $(410,774)      $(934,010)    $(118,702)

Other comprehensive
 income:
  Unrealized gain
   on marketable
   securities                 42,900         -             42,900          -
                         -----------    ---------       ---------     ---------

Comprehensive loss       $(1,819,669)   $(440,774)      $(891,110)    $(118,702)
                         ===========    =========       =========     =========











                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                                         January 31,
                                               ------------------------------
                                                   2000              1999
                                               ------------       -----------
Cash flows from operating activities:
 Net loss                                      $(1,862,569)       $ (410,774)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization               1,732,500               696
     Unpaid executive compensation                  83,624           125,000
     Common stock issued in lieu of
      payment of expenses                             -                1,293
     Cancellation of common stock previously
      issued in lieu of payment of expenses           -              (64,688)
     Changes in operating assets and
     liabilities net of acquisition                (27,353)          132,993
                                               -----------        ----------
         Net Cash Used in Operating
            Activities                             (73,798)         (215,480)
                                               -----------        ----------
Cash flows from investing activities:
  Acquisition of treasury stock                        (10)             -
  Marketable securities received                  (111,000)             -
  Loans to unaffiliated entity                        -             (578,550)
                                               -----------        ----------
            Net Cash Used in Investing
             Activities                           (111,010)         (578,550)
                                               -----------        ----------
Cash flows from financing activities:
    Repayments of borrowings                          -             (187,500)
    Proceeds from borrowings                          -              977,500
                                               -----------        ----------
            Net Cash Provided by Financing
             Activities                               -              790,000
                                               -----------        ----------
Net decrease in cash and cash equivalents         (184,808)           (4,030)
Cash and Cash Equivalents - beginning
 of period                                         194,034             4,111
                                               -----------        ----------
Cash and Cash Equivalents - end of
 period                                        $     9,226        $       81
                                               ===========        ==========




                                                    (Continued)
                 See notes to consolidated financial statements

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                      Six Months Ended
                                                         January 31,
                                               ------------------------------
                                                   2000              1999
                                               ------------       -----------

Changes in operating assets and liabilities:
    Decrease (increase) in prepaid expenses
     and sundry receivables                    $    (8,593)       $  142,694
    Increase in accounts payable                    34,330              -
    Increase (decrease) in accrued expenses        (53,090)           (9,701)
                                               -----------        ----------
                                               $   (27,353)       $  132,993
                                               ===========        ==========
Supplementary information:
    Cash paid during the year for:

         Interest                              $     5,081        $   29,991
                                               ===========        ==========

         Income taxes                          $     -            $     -
                                               ===========        ==========


Supplemental disclosure of non-cash
 investing activities:
   Unrealized gain on marketable securities    $    42,900        $     -
                                               ===========        ==========













                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization

         The consolidated balance sheet as of January 31, 2000, the consolidated statement of operations and comprehensive loss and cash flows for the six months ended January 31, 2000 and 1999, have been prepared by Regent Group, Inc. (the "Company" or "Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. Certain items in the January 31, 1999 consolidated financial statements have been reclassified to conform to January 31, 2000 classifications. The information for July 31, 1999 was derived from audited financial statements.

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

      Proforma unaudited operating information for the six months ended January 31, 1999 of Regent and Siren assuming the business combination had occurred at the beginning of the respective year is as follows:

                                                      Six Months Ended
                                                      January 31, 1999
                                                      ----------------
          Net sales                                     $    -

          Net (loss)                                    $(2,143,274)

          Net (loss) per share                          $      (.16)


3.    Basis of Presentation

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

          The Company has experienced recurring losses and negative cash flows from operations through January 31, 2000.

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


5.   Loss Per Common Share

       Basic and diluted earnings per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Potential common shares are excluded from the loss per share calculations for the six months ended January 31, 2000 and 1999 because their effect would be antidilutive. Potential common shares equivalents relate to stock options and warrants.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company had insignificant operations and no revenues for the three months ended January 31, 2000. The Company expects that it will continue to generate insignificant revenues unless it can obtain adequate working capital, through additional equity or debt financing, for the development of its StockSheet.com and StockSiren.com web sites. The Company has no employees.

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

         There is substantial doubt about the Company's ability to continue as a going concern. As of January 31, 2000, the Company's current liabilities exceeded its current assets. The Company is liable on a note in the face amount of $200,000, due on June 30, 2000, which the Company likely will be unable to repay by the due date. The Company's ability to continue as a going concern is dependent upon its ability to obtain needed working capital through additional equity or debt financing, for the development of its StockSheet.com and StockSiren.com web sites. There is no assurance that such financing will be obtained or that Siren will be commercially accepted.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations

If management can reasonably liquidate restricted securities previously received in lieu of cash compensation for services rendered, the Company believes that it will have sufficient cash flow to fund the operations of the Company through the end of the current fiscal year ending July 31, 2000. Certain of the restricted securities held by the Company are subject to a claim which the Company believes has no merit. The Company also is investigating the possibility of selling the web sites or Siren, as well as the possibility of merging the Company with another entity.

         The operating results of Siren have been included in the statement of operations from the date of acquisition. Siren is currently the Company's only operating entity.


Results of Operations

                  Six Months Ended January 31, 2000 compared to
                        Six Months Ended January 31, 1999

         Sales
         Sales increased from $0 for the six months ended January 31, 1999 to $115,875 for the six months ended January 31, 2000. The Company attributes the increase to the acquisition of Siren, its only operating subsidiary, in July 1999.

         Cost of Sales
         Cost of sales increased from $-0- for the six months ended January 31, 1999 to $15,725 for the six months ended January 31, 2000. The Company attributes the increase to the reasons described above.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased from $324,878 for the six months ended January 31, 1999 to $1,957,638 for the six months ended January 31, 2000. The Company attributes the increase primarily to the amortization of goodwill in the amount of $1,732,500 for the six months ended January 31, 2000.

         Interest Expense
         Interest expense decreased from $85,895 for the six months ended January 31, 1999 to $5,081 for the six months ended January 31, 2000. In connection with the acquisition of Siren, Regent transferred its pre-closing liabilities to RH Holdings, reducing its debt to zero. In July 1999 the Company incurred debt to finance Siren's working capital needs.

                 Three Months Ended January 31, 2000 compared to
                       Three Months Ended January 31, 1999

         Cost of Sales
         Cost of sales increased from $-0- for the three months ended January 31, 1999 to $2,000 for the three months ended January 31, 2000. The Company attributes the increase to the reasons described above.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased from $167,110 for the three months ended January 31, 1999 to $928,976 for the three months ended January 31, 2000. The Company attributes the increase primarily to the amortization of goodwill in the amount of $866,250 for the three months ended January 31,2000.

         Interest Expense
         Interest expense increased from $(48,408) for the three months ended January 31, 1999 to $3,034 for the three months ended January 31, 2000. In connection with the acquisition of Siren, Regent transferred its pre-closing liabilities to RH Holdings, reducing its debt to zero. In July 1999 the Company incurred debt to finance Siren's working capital needs.

         Other Matters

         Impact of Year 2000

During 1999, the Company addressed the year 2000 readiness of its mission critical systems and mission critical service providers. Prior to December 31, 1999, the Company believed that its mission critical systems were year 2000 compliant and, based on written communications received from mission critical service providers, that all such service providers had addressed the year 2000 readiness of their mission critical systems and devices. Prior to December 31, 1999, the Company had also identified and upgraded non mission critical systems and devices to a state of year 2000 readiness. As of the filing date of this Form 10-QSB, the Company has not experienced any significant year 2000 related issues in its own operations, nor has there been any year 2000 related disruption in service from the Company's mission critical service providers.

PART II - OTHER INFORMATION


         Item 6.     Exhibits and Reports on Form 8-K

             (a)     Exhibits:  Exhibit 27.1 Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended January 31, 2000.

                                    SIGNATURE



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               REGENT GROUP, INC.




Date: March 17, 2000                            By: /s/ Robert M. Long
                                                    ------------------
                                                    Robert M. Long
                                                    Chairman