Form 10QSB
period 2000-04-30
REGENT GROUP INC /DE
filed 2000-06-13
CIK 72170

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

         At June 1, 2000 there were 12,850,577 shares of Common Stock, $.06 2/3 par value, outstanding.

                               REGENT GROUP, INC.
                                      INDEX



                                                                        Page No.



Part I - Financial Information                                            1

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  April 30, 2000 (unaudited) and
                  July 31, 1999                                           2 - 3

                  Consolidated Statements of Operations
                  and Comprehensive Loss for the Nine
                  and Three Months Ended April
                  30, 2000 and 1999 (unaudited)                           4

                  Consolidated Statements of Cash Flows
                  for the Nine and Three Months Ended
                  April 30, 2000 and 1999 (unaudited)                     5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                             6 - 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              8 - 10

Part II - Other Information

         Item 1.  Legal Proceedings                                      11

         Item 6.  Exhibits and Reports on Form 8-K                       11

Signatures                                                               12

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

         The results of operations for the nine-month period ended April 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      April 30,               July 31,
                                                        2000                    1999
                                                     ----------               --------
                                                    (Unaudited)
Current Assets:
  Cash                                              $    17,593             $   194,034
  Marketable securities                                 405,900                    -
  Sundry receivable                                      50,000                    -
  Prepaid expenses                                        8,593                    -
                                                     ----------              ----------

               Total Current Assets                     482,086                 194,034

Goodwill - net                                       14,488,287              17,087,037
                                                     ----------              ----------

               TOTAL ASSETS                         $14,970,373             $17,281,071
                                                    ===========             ===========




                 See notes to consolidated financial statements

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         April 30,                July 31,
                                                           2000                     1999
                                                       ----------                 --------
                                                       (Unaudited)
Current Liabilities:
  Short-term debt                                   $    150,000               $   200,000
  Accounts payable                                        51,058                    12,694
  Accrued expenses                                        56,491                    64,533
  Unearned revenue                                          -                        3,750
                                                     -----------               -----------
               Total Current Liabilities                 257,549                   280,977
                                                     -----------               -----------

Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, par value $1; authorized
  500,000 shares (involuntary liquidation
   value $777,912):
    Convertible Series B, at redemption
         value; outstanding 65,141 shares                130,282                   130,282
    Cumulative Series C, par value $1;
         outstanding 64,763 shares                        64,763                    64,763
  Common stock, par value $.06-2/3;
   authorized 20,000,000 shares;
   outstanding 12,850,577 and
   13,891,118 shares                                     857,133                   926,538
  Additional paid-in capital                          27,386,981                27,192,151
  Deficit                                            (14,021,235)              (11,313,640)
  Cumulative other comprehensive income                  294,900                      -
                                                     -----------               -----------


               Total Stockholders' Equity             14,712,824                17,000,094
                                                     -----------               -----------

               TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY               $ 14,970,373               $17,281,071
                                                    ============               ===========



                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                       Nine Months Ended                                  Three Months Ended
                                                            April 30,                                         April 30,
                                                     -----------------------                          -----------------------
                                                   2000                     1999                     2000                1999
                                                  ------                   ------                   -------             ------
Revenues:
  Sales                                       $   119,625                $     -                   $    3,750         $    -
                                               ----------                 ---------                 ---------          --------


Costs and Expenses:
  Cost of sales                                    15,725                      -                         -                 -
  Selling, general and
   administrative
     expenses                                   2,933,663                   465,144                   976,025           140,265
  Interest expense                                  7,831                   146,215                     2,750            60,320
                                               ----------                 ---------                 ---------          --------
                                                2,957,219                   611,359                   978,775           200,585
                                               ----------                 ---------                 ---------          --------

Loss from operations                           (2,837,594)                 (611,359)                 (975,025)         (200,585)

Other income                                      130,000                      -                      130,000              -
                                               ----------                 ---------                 ---------          --------

Loss before income tax
 provision                                     (2,707,594)                 (611,359)                 (845,025)         (200,585)

Income tax provision                                -                          -                         -                -
                                               ----------                 ---------                 ---------          --------


Net loss                                      $(2,707,594)               $ (611,359)               $ (845,025)        $(200,585)
                                               ==========                 =========                 =========          ========

Loss per common
 share - basic                                      $(.21)                   $(.27)                     $(.07)            $(.09)
                                                    ======                   ======                     ======            ======

Weighted average number
 of common shares
 outstanding - basic                           13,106,942                 2,296,327                12,850,577         2,296,368
                                               ==========                 =========                ==========         =========

Net loss                                      $(2,707,594)                $(611,359)                $(845,025)        $(200,585)

Other comprehensive
 income:
    Unrealized gain
   on marketable
   securities                                     294,900                      -                      252,000              -
                                               ----------                  --------                  --------          --------

Comprehensive loss                            $(2,412,694)                $(611,359)                $(593,025)        $(200,585)
                                              ===========                 =========                 =========         =========




                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                         April 30,
                                                                                              ---------------------------------
                                                                                                   2000                  1999
                                                                                              ---------------------------------
Cash flows from operating activities:
 Net loss                                                                                      $(2,707,594)          $ (611,359)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                                                               2,598,750                1,044
     Unpaid executive compensation                                                                    -                 187,500
     Non-employee stock based compensation                                                         125,435                 -
     Common stock issued in lieu of
    payment of expenses                                                                               -                   1,293
    Cancellation of common stock previously
      issued in lieu of payment of expenses                                                           -                 (64,688)
    Changes in operating assets and
     liabilities net of acquisition                                                                (32,022)             247,061
                                                                                                ----------            ---------
         Net Cash Used in Operating
            Activities                                                                             (15,431)            (239,149)
                                                                                                ----------            ---------
Cash flows from investing activities:
  Acquisition of treasury stock                                                                        (10)                -
  Marketable securities received                                                                  (111,000)                -
  Loans to unaffiliated entity                                                                        -                (629,914)
                                                                                                ----------            ---------
            Net Cash Used in Investing
             Activities                                                                           (111,010)            (629,914)
                                                                                                ----------            ---------
Cash flows from financing activities:
    Repayments of borrowings                                                                       (50,000)            (207,500)
    Proceeds from borrowings                                                                          -               1,112,500
                                                                                                ----------            ---------
            Net Cash (Used in) Provided by Financing
             Activities                                                                            (50,000)             905,000
                                                                                                ----------            ---------

Net decrease in cash                                                                               176,441               35,937

Cash - beginning of period                                                                         194,034                4,111
                                                                                                ----------             --------
Cash - end of period                                                                            $   17,593            $  40,048
                                                                                                ==========             ========
Changes in operating assets and liabilities:
    Decrease (increase) in prepaid expenses                                                     $   (8,593)           $ 187,546
    (Increase) in sundry receivable                                                                (50,000)                -
    Increase in accounts payable                                                                    38,364                 -
    Increase (decrease) in accrued expenses                                                         (8,043)              59,515
    (Decrease) in unearned revenue                                                                  (3,750)                -
                                                                                                ----------            ---------
                                                                                                $  (32,022)           $ 247,061
                                                                                                ==========            =========
Supplementary information:
    Cash paid during the year for:
         Interest                                                                               $    5,081            $  30,764
                                                                                                ==========            =========
         Income taxes                                                                           $     -               $    -
                                                                                                ==========            =========
Supplemental disclosure of non-cash investing activities:
   Unrealized gain on marketable securities                                                     $  294,900            $    -
                                                                                                ==========            =========

                 See notes to consolidated financial statements.

                               REGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization

         The consolidated balance sheet as of April 30, 2000, the consolidated statement of operations and comprehensive loss and cash flows for the nine months ended April 30, 2000 and 1999, have been prepared by Regent Group, Inc. (the "Company" or "Regent") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for July 31, 1999 was derived from audited financial statements.

2.  Acquisitions

      On July 14, 1999 Regent acquired StockSiren.com, LLC ("Siren"). Regent issued 11,550,000 shares of restricted common stock, in exchange for all the issued outstanding membership interests of Siren. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired from Siren was $643 and the liabilities assumed total $-0-resulting in goodwill of approximately $17,324,000 which will be amortized over five (5) years. The operating results of the acquired business is included in the Consolidated Statements of Operations and Comprehensive Loss from the date of acquisition.

      Proforma unaudited operating information for the nine months ended April 30, 1999 of Regent and Siren assuming the business combination had occurred at the beginning of the respective year is as follows:

                                              Nine Months Ended
                                                April 30, 1999
                                              ------------------
          Net sales                              $    -

          Net (loss)                             $(3,318,797)

          Net (loss) per share                   $      (.25)


3.    Basis of Presentation

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

          The Company has experienced recurring losses and negative cash flows from operations through April 30, 2000.

          In April 2000, the Company executed a merger agreement, subject to due diligence by both parties. The Company has received a non-refundable deposit of $130,000. If the Company continues to receive the expected funds in connection with the proposed merger, or if the Company can reasonably liquidate restricted securities previously received by the Company in lieu of cash compensation for services rendered, the Company believes it will have sufficient cash to fund its operations through the end of the current fiscal year ending July 31, 2000. Certain of the restricted securities held by the Company are subject to a claim which the Company believes has no merit.

         If the merger is not completed, the Company's ability to continue as a going concern will depend upon its ability to obtain needed working capital through additional equity and/or debt financing or to complete a merger with another entity. There are no assurances that the restricted securities held by the Company can be liquidated or that such alternative financing or an alternative merger can be completed on terms that are acceptable to the Company or at all. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

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

5.   Loss Per Common Share

       Basic and diluted earnings per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Potential common shares are excluded from the loss per share calculations for the nine months ended April 30, 2000 and 1999 because their effect would be antidilutive. Potential common shares relate to stock options and warrants.

6.   Recent Developments

     (a) On October 18, 1999 the Company announced it had signed a letter of intent to acquire all of the outstanding shares of Microtek Research Corporation, a Lake Ronkonkoma, NY based software research and development group. Regent had agreed to acquire the privately owned company in exchange for approximately 1.5 million shares of restricted common stock.

       On December 1, 1999, after the Company completed its due diligence, the Company terminated the letter of intent.

     (b) On April 3, 2000 the Company executed a merger agreement with Playa Minerals and Energy, Inc. ("Playa"), a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast. Currently Playa is developing two fields it purchased and is in the process of purchasing two other packages of proven oil and gas reserves.

         Under the terms of the agreement, Playa shareholders will received 92% of the equity of Regent. Current shareholders of Regent will retain 8% of the Company and will receive $265,000 in cash. As of June 10, 2000 the Company received $130,000 as a non-refundable deposit and has recorded the deposit as income in the Company's consolidated statement of operations. The merger is subject to due diligence by both Regent and Playa.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company had insignificant operations and no revenues for the nine months ended April 30, 2000. The Company did receive a portion of the non-refundable deposit in connection with the proposed merger. The Company expects that it will continue to generate insignificant revenues unless it obtains additional equity or debt financing for the development of its StockSheet.com and StockSiren.com web sites. The Company has no employees.

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

         In connection with the acquisition of Siren, Regent transferred its pre-closing assets, subject to its pre-closing liabilities, to RH Holdings, LLC ("RH"), a New York limited liability company. The sole member of RH is Marvin E. Greenfield. Mr. Greenfield is a former director and the former President and Chief Executive Officer of Regent and remains a principal stockholder of Regent. The consideration which RH delivered to Regent for the pre-closing assets was the assumption of all of Regent's pre-closing liabilities. In connection with this transfer of assets to RH, the holders of all of Regent's existing liabilities discharged Regent from those liabilities.

         On April 3, 2000 the Company executed a merger agreement with Playa Minerals and Energy, Inc. ("Playa"), a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast. Currently Playa is developing two fields it purchased and is in the process of purchasing two other packages of proven oil and gas reserves.

         Under the terms of the agreement, Playa shareholders will receive 92% of the equity of Regent. Current shareholders of Regent will retain 8% of the Company and will receive $265,000 in cash. As of June 10, 2000 the Company received $130,000 as a non-refundable deposit. The merger is subject to due diligence by both Regent and Playa.

         There is substantial doubt about the Company's ability to continue as a going concern. As of April 30, 2000, the Company's current liabilities exceeded its current assets, exclusive of the restricted marketable securities held by the Company. The Company is liable on a note in the face amount of $150,000, due on June 30, 2000, which the Company likely will be unable to repay by the due date.

         If the Company continues to receive the expected funds to connection with the proposed merger, or if the Company can reasonably liquidate restricted securities previously received by the Company in lieu of cash compensation for services rendered, the Company believes it will have sufficient cash to fund its operations through the end of the current fiscal year ending July 31, 2000. Certain of the restricted securities held by the Company are subject to a claim which the Company believes has no merit.

         If the merger is not completed, the Company's ability to continue as a going concern will depend upon its ability to obtain needed working capital through additional equity and/or debt financing or to complete a merger with another entity. There are no assurances that the restricted securities held by the Company can be liquidated or that such alternative financing or an alternative merger can be completed on terms that are acceptable to the Company or at all.

         The Company is investigating the possibility of selling the web sites or Siren. The operating results of Siren have been included in the statement of operations from the date of acquisition. Siren is currently the Company's only operating entity.

Results of Operations

         Nine Months Ended April 30, 2000 compared to
                  Nine Months Ended April 30, 1999

         Sales
         -----
         Sales increased from $0 for the nine months ended April 30, 1999 to $119,625 for the nine months ended April 30, 2000. The Company attributes the increase to the acquisition of Siren, its only operating subsidiary, in July 1999.

         Cost of Sales
         -------------
         Cost of sales increased from $-0- for the nine months ended April 30, 1999 to $15,725 for the nine months ended April 30, 2000. The Company attributes the increase to the reasons described above.

         Selling, General and Administrative Expenses
         --------------------------------------------
         Selling, general and administrative expenses increased from $465,144 for the nine months ended April 30, 1999 to $2,933,663 for the nine months ended April 30, 2000. The Company attributes the increase primarily to the amortization of goodwill in the amount of $2,598,750 for the nine months ended April 30, 2000.

         Interest Expense
         ----------------
         Interest expense decreased from $146,215 for the nine months ended April 30, 1999 to $7,831 for the nine months ended April 30, 2000. In connection with the acquisition of Siren, Regent transferred its pre-closing liabilities to RH Holdings, reducing its debt to zero. In July 1999 the Company incurred debt to finance Siren's working capital needs.

         Other Income
         ------------
         In connection with a proposed merger, the Company received a non-refundable deposit of $130,000, which the Company recorded as income during the nine months ended April 30, 2000.


         Three Months Ended April 30, 2000 compared to
                  Three Months Ended April 30, 1999

         Cost of Sales
         -------------
         The Company did not incur any cost of sales for the three months ended April 30, 2000.

         Selling, General and Administrative Expenses
         --------------------------------------------
         Selling, general and administrative expenses increased from $140,265 for the three months ended April 30, 1999 to $976,025 for the three months ended April 30, 2000. The Company attributes the increase primarily to the amortization of goodwill in the amount of $866,250 for the three months ended April 30,2000.

         Interest Expense
         ----------------
         Interest expense decreased from $60,320 for the three months ended April 30, 1999 to $2,750 for the three months ended April 30, 2000. In connection with the acquisition of Siren, Regent transferred its pre-closing liabilities to RH Holdings, reducing its debt to zero. In July 1999 the Company incurred debt to finance Siren's working capital needs.

         Other Income
         ------------
         Other income increased $130,000 for the three months ended April 30, 2000 compared to the three months ended April 30, 1999. The Company attributes this increase as described in the nine month analysis.

         Other Matters
         -------------

         Impact of Year 2000

         During 1999, the Company addressed the year 2000 readiness of its mission critical systems and mission critical service providers. Prior to December 31, 1999, the Company believed that its mission critical systems were year 2000 compliant and, based on written communications received from mission critical service providers, that all such service providers had addressed the year 2000 readiness of their mission critical systems and devices. Prior to December 31, 1999, the Company had also identified and upgraded non-mission critical systems and devices to a state of year 2000 readiness. As of the filing date of this Form 10-QSB, the Company has not experienced any significant year 2000 related issues in its own operations, nor has there been any year 2000 related disruption in service from the Company's mission critical service providers.

PART II - OTHER INFORMATION


         Item 6.     Exhibits and Reports on Form 8-K

             (a)     Exhibits: Exhibit 27.1 Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended April 30, 2000.

                                    SIGNATURE



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             REGENT GROUP, INC.





Date: June 13, 2000                      By: /s/ Robert M. Long
                                             ------------------
                                                 Robert M. Long
                                                 Chairman