Form 10KSB40
period 2000-07-31
REGENT GROUP INC /DE
filed 2000-11-06
CIK 72170

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act For the Fiscal Year Ended JULY 31, 2000

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.062/3 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
     _____           _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the issuer's most recent fiscal year were $1,432,820.

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of such stock as of October 20, 2000 was $1,432,820.

At October 20, 2000, 5,420,231 shares of registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No    X
     -----            -----

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

Item                                                                        Page

Cautionary Statement Pursuant to "Safe Harbor" Provisions of the

Private Securities Litigation Reform Act of 1995...............................1

                                     PART I

Item 1.    Description of Business.............................................2
              (a) Business Development.........................................2
              (b) Business of the Issuer.......................................3

Item 2.    Description of Property.............................................3

Item 3.    Legal Proceedings...................................................3

Item 4.    Submission of Matters to a Vote of Security Holders.................3

                                     PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters.................................................3

Item 6.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations....................4

Item 7.    Financial Statements.............................................F-1*

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................6

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a)
           of the Exchange Act.................................................6

Item 10.   Executive Compensation..............................................7

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management......................................................8

Item 12.   Certain Relationships and Related Transactions......................9

Item 13.   Exhibits, List and Reports on Form 8-K.............................10

Signatures....................................................................11

*Page F-1 follows Page 11.

     CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, regarding, among others the Company's ability to consummate the merger with Playa Minerals & Energy Inc. and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

         Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                                     PART I

Item 1.       Description of Business.

         (a)  Business Development

         Regent Group, Inc. ("Regent" or the "Company"), formerly known as NMC Corp., was incorporated in the State of Delaware on November 28, 1967, changed its name to International Madison Holdings Corp. in August 1997. In September 1997, International Madison Holdings Corp. changed its name to Regent Group, Inc.

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

         On July 14, 1999, Regent acquired Stock Siren.com, LLC ("Siren"), a New York limited liability company. Siren is an Internet-based advertising and publishing entity that owns and operates several financially oriented web sites. Regent issued 11,550,000 shares of its restricted common stock, comprising approximately 83.4% of its voting shares, in exchange for all of the issued outstanding membership interests of Siren. The acquisition occurred pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), dated July 7, 1999, among Regent and the holders of all of the outstanding membership interests of Siren.

         Pursuant to the Purchase Agreement, all of the members of Regent's Board of Directors who held office immediately prior to the closing of the Purchase Agreement resigned, and the members of Siren designated four persons to Regent's Board of Directors: Anthony L. Escamilla, Robert M. Long, Eric J. Miller and Anthony C. Vickerson. Regent designated F. Albert Landwehr, Jr. as the fifth member of the Board of Directors pursuant to the Purchase Agreement. In addition, Messrs. Escamilla, Long, Miller and Vickerson became executive officers of Regent.

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

         Siren is a wholly-owned subsidiary of Regent and is the Company's only operating business, although Siren had insignificant operations during the most recent fiscal year. The Company is investigating the possibility of selling the web sites and Siren.

         On April 3, 2000 the Company executed a definitive merger agreement with Playa Minerals and Energy, Inc. ("Playa"), a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast. Currently, Playa is developing two fields it purchased and is in the process of purchasing two other packages of proven oil and gas reserves.

         Under the terms of the agreement, Playa shareholders will receive 92% of the equity of Regent. Current shareholders of Regent will retain 8% of the Company. The merger is subject to due diligence by both Regent and Playa, the approval of Playa's stockholders and other usual closing conditions.

         The principal executive offices of the Company are located at 720 Milton Road, Suite J3, Rye, New York 10580 (tel. no. 914-921-3447). The Company's common stock (the "Common Stock") is quoted on the NASD's OTC Bulletin Board (the "Bulletin Board") under the trading symbol "RGII." Unless otherwise indicated, the term "Company" includes the Company and its subsidiaries.

(b)      Business of the Issuer

         The Company currently has no material operations or source of revenue. The Company's web sites are not actively maintained and the Company's only business strategy at present is to consummate the merger with Playa.

         Other than the executive officers, the Company has no employees.

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

Rhinebeck, New York

         The Company currently utilizes approximately 100 square feet of space in the office of LongView Partners, Inc., a company owned by Robert Long, the Company's Chairman of the Board. The Company is not being charged expenses in connection with the use of this space.

Item 3.       Legal Proceedings.

         In September 1997, the Company issued 280,000 shares of its Common Stock to a consultant, which issuance was conditional upon the occurrence of certain events. The shares were issued and delivered in escrow and, the Company believes, wrongfully delivered by the escrow agent to the consultant. The Company has fully and finally settled any disputes arising from the foregoing and 190,000 shares will be returned for cancellation.

Item 4.       Submission of Matters to a Vote of Security Holders.

         None.


                                     PART II

Item 5.       Market For Common Equity and Related
              Stockholder Matters.

         Regent's Common Stock is traded in the over-the-counter market on the NASD OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid and asked prices for one share of Common Stock. These prices were obtained from the National Quotation Bureau, LLC. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

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

Fiscal Year Ended                                        Bid Prices                     Ask Prices
  July 31, 2000                                    High              Low          High             Low
------------------------------------------------------------------------------------------------------
August 1, 1999 through
  October 31, 1999                                 1.6875             .40625      1.875             .46875

November 1, 1999 through
  January 31, 2000                                  .4375             .23          .46875           .25

February 1, 2000 through
  April 30, 2000                                    .78125            .22          .90625           .24

May 1, 2000 through
  July 31, 2000                                     .625              .375         .71875           .5625

Fiscal Year Ended
  July 31, 1999

August 1, 1998 through
  October 31, 1998                                 2.125              .71875      2.25              .75

November 1, 1998 through
  January 31, 1999                                  .77               .45          .80              .80

February 1, 1999 through
  April 30, 1999                                   1.6875             .28         1.75              .35

May 1, 1999 through
  July 31, 1999                                    2.125             1.125        2.375            1.375

         As of October 20, 2000, there were approximately 201 holders of record of the Company's Common Stock. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock, $1.00 par value, and 67 holders of record of the Company's Series C Preferred Stock, $1.00 par value.

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

Recent Sales of Unregistered Securities.

         From August through October 2000, the Company sold an aggregate of 160,000 shares of Common Stock at a price of $.25 per share to three individual accredited investors. These securities were offered and issued without an underwriter in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 506 of Regulation D promulgated under the Securities Act.

Item 6.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.

         The Company currently has no material operations or source of revenue. The Company's web sites are not actively maintained and the Company's only business strategy at present is to consummate the merger with Playa.

The Company expects that it will continue to generate insignificant revenues unless it consummates the merger with Playa.

Liquidity and Capital Resources

         On April 3, 2000 the Company executed a definitive merger agreement with Playa Minerals and Energy, Inc., a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast. Currently, Playa is developing two fields it purchased and is in the process of purchasing two other packages of proven oil and gas reserves.

         Under the terms of the agreement, Playa shareholders will receive 92% of the equity of Regent. Current shareholders of Regent will retain 8% of the Company, and the Company will receive $265,000 in cash. As of July 31, 2000 the Company received $200,000 as a non-refundable deposit. The merger is subject to due diligence by both Regent and Playa.

         There is substantial doubt about the Company's ability to continue as a going concern. As of July 31, 2000, the Company's current liabilities exceeded its current assets, exclusive of the restricted marketable securities held by the Company. The Company is liable on a note with an outstanding principal balance of $90,000, due on December 31, 2000, which the Company likely will be unable to repay.

         If the Company can reasonably liquidate restricted securities previously received by the Company in lieu of cash compensation for services rendered, the Company believes it will have sufficient cash to fund its operations through the consummation of the merger with Playa, which the Company expects to occur no later than December 31, 2000. Certain of the restricted securities held by the Company are subject to a claim which the Company believes has no merit.

         If the merger is not completed by approximately December 31, 2000, the Company's ability to continue as a going concern will depend upon its ability to obtain needed working capital through additional equity and/or debt financing or to complete a merger with another entity. There are no assurances that the restricted securities held by the Company can be liquidated or that such alternative financing or an alternative merger can be completed on terms that are acceptable to the Company or at all.

Results of Operations

         The Company is investigating the possibility of selling the web sites or Siren. The operating results of Siren have been included in the statement of operations from the date of acquisition. Siren is currently the Company's only operating entity. The Company has determined that the measurement value of the goodwill resulting from the acquisition of Siren has been impaired and that a more realistic valuation would be the writedown of goodwill to $0. In connection with the impairment with respect to the measurement of goodwill, approximately $5.6 million of goodwill was written off through a charge to operations during the fourth quarter of the fiscal year ended July 31, 2000.

2000 Compared to 1999

         SALES. Sales increased from $3,750 for the year ended July 31, 1999 to $154,850 for the year ended July 31, 2000. The Company attributes the increase to the commencement of operations of Siren in July 1999, prior to which the Company had insignificant operations. The Company presently has no material operations other than in connection with consummating the merger with Playa.

         COST OF SALES. Cost of sales increased from $1,000 for the year ended July 31, 1999 to $15,725 for the year ended July 31, 2000. The Company attributes the increase to the reasons described above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $760,701 year ended July 31, 1999 to $808,889 for the year ended July 31, 2000. The Company attributes the increase primarily to a consulting expense charged to operations for the year ended July 31, 2000.

         INTEREST EXPENSE. Interest expense decreased from $202,240 for the year ended July 31, 1999 to $10,748 for the year ended July 31, 2000. The Company attributes the decrease to the transfer of certain interest-bearing liabilities to RH Holdings, LLC in connection with the acquisition of Siren in July 1999.

1999 Compared to 1998

         SALES. Sales increased from $-0- for the year ended July 31, 1998 to $3,750 for the year ended July 31, 1999. During the year ended July 31, 1998, the Company rescinded the transaction with U.S. Lead and all revenue from U.S. Lead is included in the loss from discontinued operations. Siren commenced operations in July 1999.

         COST OF SALES. Cost of sales increased from $-0- for the year ended July 31, 1998 to $1,000 for the year ended July 31, 1999. The Company attributes the increase to the reasons described above. All cost of sales from U.S. Lead for the year ended July 31, 1998 have been included in the loss from discontinued operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $1,426,645 for the year ended July 31, 1998 to $760,701 for the year ended July 31, 1999. The Company attributes the decrease primarily to decreases in professional fees and consulting fees in pursuing new acquisitions.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The current executive officers, directors and significant employees of the Company are as follows:

Name                             Age         Position

Robert M. Long                   41          Chairman of the Board

Anthony C. Vickerson             41          Chief Operating Officer, Director

F. Albert Landwehr, Jr.          44          Director

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board. The Board currently has no committees.

         Directors who are officers or employees of the Company will not be compensated for service on the Board of Directors or any committee thereof. Directors who are non-officers or non-employees may, at the Company's discretion, receive nominal compensation to cover travel costs.

         Robert M. Long, Chairman of the Board.

         Mr. Long is a Founder of Siren, the Company's subsidiary. Mr. Long is the Founder and President of LongView Partners, Inc., an investment banking and financial public relations firm, which he established in 1995. From 1983-1995, Mr. Long co-managed a venture capital fund with assets in excess of $5 million consisting primarily of the personal funds of one investor. He graduated in 1981 with a BA in Economics from the University of the South. In 1983, he earned a Master of Business Administration degree from the College of William and Mary.

         Anthony C. Vickerson, Chief Operating Officer and Director.

         Mr. Vickerson is a Founder and was the President of Siren. He is also the General Partner of Redstone Partners, LP, an exempt commodity pool, and has served in that capacity since December 1997. From 1996 to 1997, Mr. Vickerson served as a Senior Vice President of Roan Capital Partners, LP Investment Bankers. From 1995 to 1996, Mr. Vickerson served as Senior Vice President and Sales Manager at Shamus Capital Group Investment Bankers. From 1990 to 1995, Mr. Vickerson served in various capacities at several brokerage firms, including Common Wealth Associates Investment Bankers, and GKN Securities, Inc. He earned a degree in Criminal Justice from Mercy College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended July 31, 2000.

Item 10.      Executive Compensation.

         The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus exceeded $100,000 for the fiscal years ended July 31, 2000, 1999 and 1998 (collectively, the "Named Executive Officers").

                                             Summary Compensation Table
                                                 Annual Compensation                               Long-Term
                                            ----------------------------                          Compensation
Name and Principal Position     Year          Salary ($)                 Bonus ($)                   Awards
------------------------------ ------- -------------------------------------------------------------------------------
Robert M. Long                  2000              --                        --                         --
  Chairman of the Board         1999              --                        --                         --
                                1998              --                        --                         --

Anthony L. Escamilla (1)
  Chief Executive Officer,      2000              --                        --                         --
  Chief Financial Officer,      1999             5,000                      --                         --
  Secretary and Treasurer       1998              --                        --                         --

Marvin E. Greenfield (2)        2000              --                        --                         --
  President and Chief           1999            240,385                     --                         --
  Executive Officer             1998            250,000                     --                         --

------------------------------ ------- --------------------------

(1) Mr. Escamilla's services were provided to the Company pursuant to an oral agreement between Regent and Matrix Venture Group, Inc., a company of which Mr. Escamilla is the principal stockholder.

(2) Mr. Greenfield and the Company entered into an employment agreement through July 31, 2001. The agreement provided for a base salary of $250,000 per year. Upon termination of Mr. Greenfield's employment by the Company except for cause or death or disability, he is to receive the sum of $750,000. Mr. Greenfield resigned from the Company on July 14, 1999 and all agreements were terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of October 20, 2000 the beneficial ownership of Common Stock of the Company, the Company's only class of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each of the Company's directors and Named Executive Officers and (iii) all directors and officers as a group. To Regent's knowledge, each person named has the sole voting and investment power with respect to the securities listed as owned by him or it.

         Only the common stock, which is also known as "Class A Common Stock", has voting rights. An owner of Series B Convertible Stock has the right to convert each share of such stock into one share of Class A Common Stock. Until such conversion, the shares of Series B Preferred Stock may not be voted. None of the classes of stock vote jointly.

Name and Address of                                 Amount and Nature of                Percent of
Beneficial Owner (1)                              Beneficial Ownership (2)               Class (2)
---------------------------                       ------------------------             ------------
F. Albert Landwehr, Jr...........................             -                              -

LongView Partners, Inc. (3)......................          173,423                         3.20%

Redstone Partners, Inc. (4)......................          260,135                         4.80%

All Directors and Officers as
    a Group (3 persons)..........................          433,558                         8.00%

Marvin E. Greenfield (5) (6).....................        1,070,020                        19.74%

Helen Ong Hai....................................          754,392                        13.92%
---------------------------

(1) Unless otherwise noted, address is c/o the Company, 720 Milton Road, Suite J-3, Rye, NY 10580.

(2) Calculated based on 5,420,231 shares issued and outstanding as of October 20, 2000. Includes shares currently outstanding and, as to each person named, those shares which are not outstanding but which such person has the right to acquire within 60 days.

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

Item 12.      Certain Relationships and Related Transactions.

         In July 1999, the Company issued a convertible note to Robert Platek, a principal shareholder of the Company, in connection with a $200,000 loan by Mr. Platek to the Company. The note is convertible into shares of Regent Common Stock at an exercise price of $1.00 per share. The Company recorded interest expense in the amount of $5,081 and $333 for the years ended July 31, 2000, and July 31, 1999, respectively, in connection with this note. In December 1999, the note was transferred to an unaffiliated third party. As of the date of this report, the note has an outstanding principal balance of $90,000 and is due on December 31, 2000.

         In June 2000, each of the Company's stockholders who was a founding member of Siren contributed to the Company 75% of the shares of the Company's Common Stock which each such stockholder received in connection with the acquisition of Siren by the Company. In connection with the foregoing, the Company received and cancelled an aggregate of 7,620,346 shares of its Common Stock.

Item 13.      Exhibits, List and Reports on Form 8-K.

Exhibit    Description

3.1        Certificate of Incorporation and Bylaws of the Company. (1)

10.1 Securities Purchase Agreement dated July 7, 1999 among Regent Group, Inc. and the members of Stock Siren.com, LLC. (2)

10.2 Distributor Agreement dated June 11, 1999, between Stock Siren.com, LLC and Media General Financial Services, Inc. (3)

10.3 Letter Agreement dated July 29, 1999 between Regent Group, Inc. and Investorlinks.com, LLC. (3)

10.4 Redemption and Resignation Agreement dated October 8, 1999 among Regent Group, Inc., Stock Siren.com, LLC, Eric J. Miller and SRU, Inc. (3)

10.5 Agreement and Plan of Merger by and between Playa Minerals & Energy, Inc. and Regent Group, Inc. dated March 31, 2000

10.6 Restated Amendment to Agreement and Plan of Merger by and between Playa Minerals & Energy, Inc. and Regent Group, Inc., dated September 28, 2000.

21.1       Subsidiaries of the Small Business Issuer. (3)

27.1       Financial Data Schedule.

---------------------------
         (1) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended July 31, 1981.

         (2) Incorporated by reference to Registrant's Current Report on Form 8-K filed on July 28, 1999.

         (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended July 31, 1999.

Reports on Form 8-K

           The Registrant filed no Current Report on Form 8-K during the quarter ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGENT GROUP INC.


                                    By: /s/ Robert M. Long
                                       ---------------------------------------
                                    Robert M. Long, Chairman of the Board

                                    Date: November 6, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Long
----------------------------------              Date: November 6, 2000
Robert M. Long
Chairman of the Board

/s/ Anthony C. Vickerson
----------------------------------              Date: November 6, 2000
Anthony C. Vickerson
Chief Operating Officer
  and Director


----------------------------------              Date:
F. Albert Landwehr, Jr.
Director

Item 7.  Financial Statements and Supplementary Data

                  Index to Financial Statements and Supplementary Financial Data

                                                                         Page

Independent Auditors' Report                                           F-1 - F-2

Financial Statements:
         Consolidated Balance Sheets as of July 31,
         2000 and 1999                                                       F-3

         Consolidated Statements of Operations, Years
         Ended July 31, 2000, 1999 and 1998                                  F-4

         Consolidated Statements of Stockholders'
         (Deficiency) Equity, Years Ended July 31,
         2000, 1999 and 1998                                                 F-5

         Consolidated Statements of Cash Flows, Years
         Ended July 31, 2000, 1999 and 1998                            F-6 - F-7

         Notes to Consolidated Financial Statements                   F-8 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders of
Regent Group Inc.
New York, New York

         We have audited the consolidated balance sheets of Regent Group Inc. and subsidiary, as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regent Group Inc. and subsidiary at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

September 22, 2000

                  REGENT GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET

                                                                                       July 31,
                                                                           ---------------------------------
                                                                               2000                 1999
                                                                           ------------         ------------
                                     ASSETS
Current Assets:
    Cash                                                                   $        551         $    194,034
    Marketable securities                                                       375,500                    -
    Prepaid expensees and other current assets                                    8,593                    -
                                                                           ------------         ------------

             Total Current Assets                                               384,644              194,034

Goodwill - net                                                                        -           17,087,037
                                                                           ------------         ------------

             TOTAL ASSETS                                                  $    384,644         $ 17,281,071
                                                                           ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short-term debt                                                        $     90,000         $    200,000
    Accounts payable                                                             56,462               12,694
    Accrued expenses                                                             83,437               64,533
    Unearned revenue                                                                  -                3,750
                                                                           ------------         ------------

             Total Current Liabilities                                          229,899              280,977
                                                                           ------------         ------------

Commitments and Contingent Liabilities

Stockholders' Equity:
    Preferred stock, par value $1; authorized
       500,000 shares (involuntary liquidation
       value $777,912)
          Convertible Series B, at redemption value;
             issued and outstanding 65,141 shares                               130,282              130,282
          Cumulative Series C, par value $1;
             issued and outstanding 64,763 shares                                64,763               64,763
    Common stock, par value $.06-2/3; authorized
       20,000,000 shares; issued and outstanding
       5,320,231 and 13,891,118 shares                                          354,800              926,538
    Additional paid-in capital                                               16,822,589           27,192,151
    Deficit                                                                 (17,447,189)         (11,313,640)
    Cumulative other comprehensive income                                       229,500                    -
                                                                           ------------         ------------

             Total Stockholders' Equity                                         154,745           17,000,094
                                                                           ------------         ------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                     $    384,644         $ 17,281,071
                                                                           ============         ============

                 See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years Ended
                                                                                     July 31,
                                                          ------------------------------------------------------

                                                              2000                 1999                 1998
                                                          ------------         ------------         ------------
Revenues:
    Sales                                                 $    154,850         $      3,750         $          -

Costs and Expenses:
    Cost of sales                                               15,725                1,000                    -
    Selling, general and
     administrative expenses                                   808,889              760,701            1,426,645
    Amortization/write off of goodwill                       5,653,037              237,320                    -
    Interest expense                                            10,748              202,240              428,535
                                                          ------------         ------------         ------------
                                                             6,488,399            1,201,261            1,855,180
                                                          ------------         ------------         ------------

Loss from operations                                        (6,333,549)          (1,197,511)          (1,855,180)

Other income                                                   200,000                    -                    -
                                                          ------------         ------------         ------------

Loss before provision for income taxes                      (6,133,549)          (1,197,511)          (1,855,180)

Provision from income taxes                                          -                    -                    -
                                                          ------------         ------------         ------------

Loss from continuing operations                             (6,133,549)          (1,197,511)          (1,855,180)

Discontinued operations (Note 6)
    Loss from discontinued operations
     with no tax benefit                                             -                    -           (1,115,210)
    Gain on rescission                                               -                    -            1,061,615
                                                          ------------         ------------         ------------

Net loss                                                  $ (6,133,549)        $ (1,197,511)        $ (1,908,775)
                                                          ============         ============         ============
Basic and diluted loss per share:

Loss from continuing operations                           $      (0.49)        $      (0.41)        $      (0.94)

Loss from discontinued operations                                  -                      -                (0.03)
                                                          ------------         ------------         ------------

Net loss                                                  $      (0.49)        $      (0.41)        $      (0.97)
                                                          ============         ============         ============

Weighted average number of common
 share outstanding-basic and diluted                        12,419,283            2,902,912            1,975,639
                                                          ============         ============         ============

                 See notes to consolidated financial statements.
                                      F-4

                        REGENT GROUP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998

                                                   Preferred Stock
                                              ------------------------
                                              Convertible   Cumulative     Common        Additional
                                                Series B     Series C       Stock         Paid-In
                                                 Amount       Amount       Amount         Capital          Deficit
                                               ----------   ---------   ------------    ------------    -------------
Balance, August 1, 1997                        $  130,282   $  64,763   $     99,682    $  8,224,858    $  (8,207,354)

Issuance of common stock in lieu of
    compensation (at $2.31 per share)                                             83           2,804
Issuance of common stock in lieu of
    consulting services (at $2.25 to
    $3.00 per share)                                                          21,678         700,073
Exercise of warrants (at $1.00 per share)                                     14,673         205,327
Issuance of common stock in lieu of
    interest (at $2.16 to $2.44 per share)                                    20,762         367,039
Net (loss)                                                                                                 (1,908,775)
                                               ----------   ---------   ------------    ------------    -------------
Comprehensive (loss)

Balance, July 31, 1998                            130,282      64,763        156,878       9,500,101      (10,116,129)

Cancellation of common stock issued in
    lieu of interest (at $2.25 per share)                                     (2,918)        (46,301)
Issuance of common stock in lieu of
    interest (at $1.38 per share)                                                125           1,168
Issuance of common stock in lieu of
    consulting services (at $1.44 per share)                                   2,068          42,572
Issuance of warrants in lieu of consulting                                                    25,046
Issuance of common stock in connection
    with the acquisition of Stock Siren.com                                  770,385      16,554,615
Transfer of assets and liabilities to
    RH Holdings                                                                            1,114,950
Net (loss)                                                                                                 (1,197,511)

                                               ----------   ---------   ------------    ------------    -------------
Comprehensive loss


Balance, July 31, 1999                            130,282      64,763        926,538      27,192,151      (11,313,640)

Issuance of warrants in lieu of
    consulting                                                                               250,870
Issuance of common stock in lieu of
    consulting (at $2.687 per share)                                           6,003         235,827
Acquisition of treasury stock
Retirement of treasury stock                                                 (69,464)         69,464
Retirement of common stock                                                  (508,277)    (10,925,723)
Unrealized gain on marketable securities
Net (loss)                                                                                                 (6,133,549)
                                               ----------   ---------   ------------    ------------    -------------

Comprehensive loss


Balance, July 31, 2000                         $  130,282   $  64,763   $    354,800    $ 16,822,589    $ (17,447,189)
                                               ==========   =========   ============    ============    =============


                                               Cumulative
                                                 Other
                                              Comprehensive  Comprehensive  Treasury
                                              Income (loss)  Income (loss)   Stock          Total
                                               ----------   -------------   ---------   ------------
Balance, August 1, 1997                        $      --                    $           $    312,231

Issuance of common stock in lieu of
    compensation (at $2.31 per share)                                                          2,887
Issuance of common stock in lieu of
    consulting services (at $2.25 to
    $3.00 per share)                                                                         721,751
Exercise of warrants (at $1.00 per share)                                                    220,000
Issuance of common stock in lieu of
    interest (at $2.16 to $2.44 per share)                                                   387,801
Net (loss)                                                  $  (1,908,775)                (1,908,775)
                                               ----------   -------------   ---------   ------------
Comprehensive (loss)                                        $  (1,908,775)
                                                            =============

Balance, July 31, 1998                                 --                          --       (264,105)

Cancellation of common stock issued in
    lieu of interest (at $2.25 per share)                                                    (49,219)
Issuance of common stock in lieu of
    interest (at $1.38 per share)                                                              1,293
Issuance of common stock in lieu of
    consulting services (at $1.44 per share)                                                  44,640
Issuance of warrants in lieu of consulting                                                    25,046
Issuance of common stock in connection
    with the acquisition of Stock Siren.com                                               17,325,000
Transfer of assets and liabilities to
    RH Holdings                                                                            1,114,950
Net (loss)                                                  $  (1,197,511)                (1,197,511)
                                               ----------   -------------   ---------   ------------
Comprehensive loss                                          $  (1,197,511)
                                                            =============

Balance, July 31, 1999                                 --                          --     17,000,094

Issuance of warrants in lieu of
    consulting                                                                               250,870
Issuance of common stock in lieu of
    consulting (at $2.687 per share)                                                         241,830
Acquisition of treasury stock                                                     (10)           (10)
Retirement of treasury stock                                                       10             10
Retirement of common stock                                                               (11,434,000)
Unrealized gain on marketable securities          229,500   $     229,500                    229,500
Net (loss)                                                     (6,133,549)                (6,133,549)
                                               ----------   -------------   ---------   ------------
Comprehensive loss                                          $  (5,904,049)
                                                            =============

Balance, July 31, 2000                         $  229,500                   $      --   $    154,745
                                               ==========                   =========   ============

                 See notes to consolidated financial statements.
                                      F-5


                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Years Ended
                                                                                             July 31,
                                                                         -------------------------------------------------
                                                                             2000              1999               1998
                                                                         -----------        -----------        -----------
Cash flows from operating activities:
     Net loss                                                            $(6,133,549)       $(1,197,511)       $(1,908,775)
     Loss from discontinued operations                                            --                 --             53,595
                                                                         -----------        -----------        -----------
     Loss from continuing operations                                      (6,133,549)        (1,197,511)        (1,855,180)
     Adjustments to reconcile net loss to net cash provided
        from operating activities:
           Depreciation and amortization                                   5,653,037            238,712              1,392
           Non-employee non-cash compensation                                492,700             25,046          1,109,552
           Non-cash executive compensation                                        --            233,696            252,887
           Cancellation of common stock previously issued in
              lieu of payment of interest                                         --            (49,219)                --
           Common stock issued in lieu of expenses                                --             45,933                 --
           Marketable securities received in lieu of cash                   (146,000)                --                 --
           Loss on abandonment of leasehold improvements                          --                 --              2,558
     Changes in operating assets and liabilities                              50,339            429,994            399,758
                                                                         -----------        -----------        -----------
                Net Cash Provided by (Used in)                               (83,473)          (273,349)           (89,033)
                                                                         -----------        -----------        -----------
                   Operating Activities

Cash flows from investing activities:

     Advances                                                                     --           (100,000)        (1,131,100)
     Loans to unaffiliated entity                                                 --           (575,993)           (97,898)
     Acquisition of treasury stock                                               (10)                --                 --
                                                                         -----------        -----------        -----------
                Net Cash (Used in) Investing Activities                          (10)          (675,993)        (1,228,998)
                                                                         -----------        -----------        -----------

Cash flows from financing activities:

     Proceeds from borrowings                                                     --          1,346,765          1,183,200
     Repayments on borrowings                                               (110,000)          (207,500)          (157,500)
     Proceeds from exercise of warrants                                           --                 --            220,000
                                                                         -----------        -----------        -----------
                Net Cash Provided by (Used in)                              (110,000)         1,139,265          1,245,700
                                                                         -----------        -----------        -----------
                  Financing Activities

Net Increase (decrease) in Cash                                             (193,483)           189,923            (72,331)

Cash - beginning of year                                                     194,034              4,111             76,442
                                                                         -----------        -----------        -----------

Cash - end of year                                                       $       551        $   194,034        $     4,111
                                                                         ===========        ===========        ===========

                 See notes to consolidated financial statements
                                      F-6

                      REGENT GROUP INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       Years Ended
                                                                                                         July 31,
                                                                                  ---------------------------------------------
                                                                                      2000             1999             1998
                                                                                  ------------     ------------    ------------
Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses and sundry receivables                $     (8,593)    $         --    $    187,310
    Decrease in deferred acquisition costs                                                  --               --         119,277
    Increase in accounts payable                                                        43,768           12,694              --
    Increase in accrued expenses                                                        18,914          413,550          93,171
    (Increase) decrease in deferred revenue                                             (3,750)           3,750              --
                                                                                  ------------     ------------    ------------
                                                                                  $     50,339     $    429,994    $    399,758
                                                                                  ============     ============    ============
Supplemental information:
    Cash paid during the year for:
       Interest                                                                   $      5,081     $     35,562    $     38,826
                                                                                  ============     ============    ============
       Income taxes                                                               $         --     $         --    $         --
                                                                                  ============     ============    ============

Supplementary information of non-cash investing and and financing activities:

       Common stock issued for compensation                                       $         --     $         --    $      2,887
                                                                                  ============     ============    ============
       Common stock issued for consulting services                                $    241,830     $     44,640    $    721,751
                                                                                  ============     ============    ============
       Common stock issued in lieu of payment of interest                         $         --     $      1,293    $    387,801
                                                                                  ============     ============    ============
       Warrants issued in lieu of payment of consulting services                  $    250,870     $     25,046    $         --
                                                                                  ============     ============    ============
       Cancellation of common stock previously issued in
          lieu of payment of expenses                                             $         --     $     49,219    $         --
                                                                                  ============     ============    ============
       Transfer of assets and liabilities to RH Holdings                          $         --     $  1,114,950    $         --
                                                                                  ============     ============    ============
       Unrealized gain on marketable securities                                   $    229,500     $         --    $         --
                                                                                  ============     ============    ============

Supplementary disclosure of non-cash investing activities:

       Retirement of treasury stock                                               $     69,464
                                                                                  ============

       Retirement of common stock previously
          issued in connection with acquisition                                   $ 11,434,000
                                                                                  ============

                 See notes to consolidated financial statements
                                      F-7

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Regent Group, Inc. (the "Company" or "Regent"), formerly NMC Corp., is a holding company for its subsidiary. The Company operates its business through its subsidiary which is an internet-based advertising and publishing entity that owns and operates several financially oriented websites.

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

         Siren is a wholly owned subsidiary of Regent and is its primary operating business.

b) On September 22, 1997, the Company acquired eighty (80%) percent of the common stock of United States Lead Testing and Removal Service, Inc. ("U.S. Lead") for $2 million. Through October 30, 1998, the Company advanced U.S. Lead $1,231,100 toward the purchase price.

         The Company rescinded the acquisition effective April 30, 1998. All assets and liabilities of U.S. Lead as of that date were reacquired by U.S. Lead. The Company incurred losses from U.S. Lead from the date of acquisition through the date of rescission of approximately $1,115,000, which is included in the statement of operations for the year ending July 31, 1998. On October 30, 1998 the advances made to U.S. Lead by the Company in the amount of $1,231,100, as partial payment of the original purchase price, were converted into a convertible debenture, which has been transferred to RH. No interest was earned on the advances until the signing of the debenture agreement and no value was ascribed to the warrant to convert the debt to common stock. Upon rescission, the Company recognized a gain of approximately $1,100,000.

c) On April 3, 2000 the Company executed a merger agreement with Playa Minerals and Energy, Inc. ("Playa"), a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast. Currently, Playa is developing two fields it purchased and is in the process of purchasing two other packages of proven oil and gas reserves.

         Under the terms of the agreement, Playa shareholders will receive 92% of the equity of Regent. Current shareholders of Regent will retain 8% of the Company and the Company will receive $265,000 in cash, of which $200,000 has been received as of July 31, 2000, in the form of a non-refundable deposit and recorded the deposit as income in the Company's consolidated statement of operations for the year ended July 31, 2000. The merger is subject to due diligence by both Regent and Playa.

         Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has experienced recurring losses and negative cash flows from operations through July 31, 2000. As of July 31, 2000, the Company's current liabilities exceeded its current assets, exclusive of the restricted marketable securities held by the Company. The Company is liable on a note in the face amount of $90,000, due December 31, 2000, which the Company likely will be unable to pay.

         During April 2000, the Company entered into a merger agreement, subject to due diligence by both parties. The Company will receive $265,000, of which $200,000 was received as of July 31, 2000, in the form of a non-refundable deposit. If the Company receives the expected funds in connection with the proposed merger, or if the Company can reasonably liquidate restricted securities previously received by the Company in lieu of cash compensation for services rendered, the Company believes it will have sufficient cash to fund its operations through the consummation of the merger with Playa, which the Company expects to occur no later than December 31, 2000. Certain of the restricted securities held by the Company are subject to a claim which the Company believes has no merit.

         The Company currently has no material operations or source of revenue. The Company's web sites are not actively maintained and the Company's only business strategy at present is to consummate the merger with Playa. The Company received a portion of the non-refundable deposit in connection with the proposed merger. The Company expects that it will continue to generate insignificant revenues unless it obtains additional equity or debt financing for the development of its web sites, which it has no plan to pursue.

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

         The Company is investigating the possibility of selling the websites or Siren. The operating results of Siren have been included in the statement of operations from the date of acquisition. Siren is currently the Company's only operating entity.

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

         Marketable Securities

         The Company classifies its investments in equity securities as "available for sale," and accordingly reflects unrealized gains and losses, net of deferred income taxes as a separate component of stockholders' equity.

         The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line and declining-balance methods over the estimated useful lives of the assets.

         Amortization of Intangibles

         Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired. Goodwill is amortized on a straight-line basis over its estimated life of five (5) years. Amortization expense was $5,653,037 and $237,320 for the years ended July 31, 2000 and 1999, respectively. See Note 4 for further information regarding the write-off of goodwill.

         Evaluation of Long-Lived Assets

         Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of July 31, 2000, management concluded that an impairment of goodwill existed. See Note 4 for further information regarding the impairment of goodwill.

         Revenue Recognition

         Revenue is recognized in the period in which it is earned.

         Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standards encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on fair value.

         Loss Per Common Share

         Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 1,662,868, 1,590,141 and 740,141 for the years ended July 31, 2000, 1999 and 1998, respectively. During the three years ended July 31, 2000 potential common shares were not used in the computation of diluted loss per common share as their effect would be anitdilutive.

         Fair Value of Financial Instruments

         For financial instruments including cash, notes receivable, prepaid expenses and other current assets, short-term debt, accounts payable, accrued expenses, and amounts due to officer it was assumed that the carrying values approximated fair value because of their short-term maturities.

         New Financial Accounting Standard

         In June 1998, Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter in the year ending July 31, 2001, and retroactive application is not permitted. Management does not believe that this Statement will have a material impact on the Company.

         Reclassification

         Certain reclassifications have been made to prior year balances to conform with the current year's presentation.

2.       ACQUISITION

         On July 14, 1999, Regent acquired Siren. Regent issued 11,550,000 shares of restricted common stock, in exchange for all the issued outstanding membership interests of Siren. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired from Siren was $643 and the liabilities assumed total $ -0- resulting in goodwill of approximately $17,324,000 which the Company expected to amortize over five (5) years. On June 30, 2000 the former shareholders of Siren returned 7,620,346 shares to the Company. The purchase price and the acquired goodwill was reduced by $11,434,000. As of July 31, 2000, the Company determined there was an impairment in the measurement of goodwill. See Note 4 for further information regarding the impairment. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

         Pro forma unaudited operating information for the year ended July 31, 1999, of Regent and Siren assuming the business combination had occurred at the beginning of the fiscal year is as follows:

                                                             Year Ended
                                                            July 31, 1999
                                                          -----------------
              Net sales                                    $     3,759

              Net (loss)                                   $ (4,425,062)

              Net (loss) per share                               $(1.52)

3.       MARKETABLE SECURITIES

                                                         Gross         Gross
                                       Estimated      Unrealized     Unrealized
                          Cost        Fair Value         Gains        Losses
                          ----        ----------         -----        ------

July 31, 2000:

     Common stock       $146,000       $375,500         $229,500     $      --
                        ========       ========         ========     =========

         The marketable securities were received in lieu of cash for services performed by the Company.

4.       IMPAIRMENT OF GOODWILL

         On a periodic basis through July 31, 2000, the Company estimated the future undiscounted cash flows of the business to which the goodwill related in order to determine that the carrying value of the goodwill had not been impaired.

         As of July 31, 2000, the Company's operations through Siren had vastly diminished. The former owners of Siren returned 7,620,346 shares, previously issued to them, to the Company. The Company is investigating the possibility of selling the web sites or Siren but no buyers have been identified. The Company believes the measurement value of goodwill has been impaired and a more realistic valuation would be the write-down of goodwill to $-0-.

         In connection with the impairment with respect to the measurement of goodwill, approximately $5.6 million of goodwill was written off through a charge to operations during the fourth quarter of fiscal 2000. The goodwill write-off represented a per share net loss of $.46 both on a basic and diluted basis for fiscal 2000. The change represents a change in estimate, which is indistinguishable from a change in accounting principle.

5.         DEBT

         Short-term debt is as follows:
                                                             July 31,
                                                       --------------------

                                                     2000              1999
                                                   ---------         ---------
             Unsecured convertible note,
             due December 31, 2000 interest
             at 6% per annum, payable
             quarterly (1)                         $  90,000         $ 200,000
                                                   =========         =========

(1) The unsecured convertible note was payable to Robert Platek, a shareholder of the Company. The Company recorded interest expense to Mr. Platek in the amount of $5,081 and $333 for the years ended July 31, 2000 and 1999, respectively, in connection with the note. In December 1999, the note was assigned to an unaffiliated third party. In June 2000 the note was extended to December 31, 2000. Under the terms of the extension agreement, the outstanding balance of the note is convertible into shares of Regent common stock at an exercise price of $.33 per share.

6.       DISCONTINUED OPERATIONS

         Effective April 30, 1998, the Company rescinded the U.S. Lead acquisition. All assets and liabilities of U.S. Lead as of that date were reacquired by U.S. Lead. The results of operations of U.S. Lead have been reported separately as discontinued operations for the year ended July 31, 1998.

7.       INCOME TAX

         The Company has a net operating loss ("NOL") carryforward of approximately $9,858,000 for tax purposes expiring in the years 2003 through 2020. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

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

         There is no provision for income taxes during the years ended July 31, 1998 through July 31, 2000, as the Company had no taxable income due to net operating losses.

         A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:


                                                       Year Ended July 31,
                                                 ---------------------------------
                                                2000           1999           1998
                                            -----------    -----------    -----------
    Tax benefit computed at the
    Federal statutory rate                  $(2,085,000)   $  (407,000)   $  (648,000)
    Increase in taxes resulting from:
    Effect of unused tax losses               2,085,000        407,000        648,000
                                            -----------    -----------    -----------


                                            $         -    $         -    $         -
                                            ===========    ===========    ===========


         The temporary differences between the tax bases of assets and the financial reporting amount that give rise to the deferred tax assets and their approximate tax effect are as follows:


                                                                            July 31,
                                                           ------------------------------------------------
                                                        2000                                               1999
                                              -----------------------                         ---------------------------
                                         Temporary                                      Temporary
                                         Difference            Tax Effect               Difference           Tax Effect
         Net operating loss
         carry forward                 $  9,858,000           $ 3,943,000             $ 4,577,000           $ 1,830,800
         Valuation allowances            (9,858,000)           (3,943,000)             (4,577,000)           (1,830,800)
                                       ------------          ------------             -----------           -----------
                                       $          -          $       -                $         -           $         -
                                       ============          ============             ===========           ===========

8.       EMPLOYMENT AGREEMENTS

         Effective July 14, 1999, all employment agreements with Mr. Greenfield and any other employee, officers, or directors of the Company were terminated. All liabilities due to Mr. Greenfield, including the balance of a $100,000 bonus for the year ending July 31, 1997, and salary accruals of $250,000 and $233,700 for the years ending July 31, 1999 and 1998, respectively, have been transferred to RH.

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

           d)     Other information is summarized as follows:
                                                     Convertible     Cumulative
                                                       Series B       Series C
                                                     ------------   ------------
                  Number of common shares to
                    be issued upon conversion
                    of each preferred share              10             None
                  Redemption price and in-
                    voluntary liquidation value
                    per preferred shares (if
                    redeemed, must be in series
                    order, Convertible Series
                    B then Cumulative Series C)         $2.00          $10.00(1)

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

                  During April and May 1998, 220,000 shares of common stock were issued in exchange for warrants exercised. The Company received $220,000.

                  During July 2000, 90,000 shares of common stock were issued in lieu of consulting fees. Consulting expense of $241,830 was charged to operations during the year ended July 31, 2000.

                  On June 30, 2000 the former shareholders of Siren returned to the Company 7,620,346 shares, previously issued to them, in connection with the acquisition. The Company reduced the purchase price by $11,434,000. The Company retired the returned shares.

f)       Treasury Stock

                  Effective October 8, 1999 one of the officers of the Company resigned. The Company purchased the 1,040,541 shares originally issued to him for a purchase price of ten ($10) dollars. These shares were held in treasury. On November 1, 1999 the shares were canceled by the Company.

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

                                                         Years Ended
                                                            July 31,
                                                     ----------------------
                                                   2000                  1999
                                                 --------              --------

         Net loss - as reported              $ (6,133,549)       $(1,197,511)
         Net loss - pro forma                $ (6,133,549)       $(1,204,887)
         Loss per share - as reported        $       (.49)       $      (.41)
         Loss per share - pro forma          $       (.49)       $      (.41)

         The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: dividend yield of -0-%, expected volatility of 78% to 184%, risk-free interest rate of 5.0% and expected life of 1 year.

         The granting of Company stock options is not under a formal stock option plan.

         (1) On August 19, 1996, the Company issued to BSM 50,000 shares of common stock and warrants to purchase 220,000 shares of common stock at an exercise price of $1.00 per share (which was below fair market value), expiring during November 2000, in connection with consulting services provided to the Company. This resulted in a consulting expense in the amount of $103,774 for the year ended July 31, 1997. BSM subsequently assigned these warrants to various parties including 50,000 warrants to a related party. All of these warrants were exercised during the year ending July 31, 1998.

         (2) During the fiscal year ended July 31, 1999, the Company issued warrants to purchase 650,000 shares of the Company's common stock at exercise prices between $.33 and $1.10 per share in connection with consulting services of $501,745 and interest expense of $19,670 in connection with a loan agreement, which is being amortized between twenty-four and thirty months.

         Information regarding the Company's stock option plans and warrants for fiscal years ended July 31, 2000, 1999 and 1998, is as follows:


                                             July 31, 2000                  July 31, 1999                   July 31, 1998
                                           -----------------              -----------------               ----------------------
                                                         Weighted                        Weighted                       Weighted
                                                          Average                        Average                         Average
                                                         Exercise                        Exercise                       Exercise
                                           Shares          Price          Shares           Price         Shares          Price
                                           ------         -------         ------          -------        ------         -------
Options outstanding-
 beginning of year                         475,000         $.46          475,000         $ .46         475,000          $ .46
Options exercised                               --                            --                            --             --
Options granted                                 --                            --                            --             --
Options cancelled                               --                            --                            --
                                          --------                       -------                       -------
Options outstanding-
 end of year                               475,000         $.            475,000         $ .46         475,000          $ .46
                                          ========                       =======         =====         =======          =====

Option price range at
 end of year                                   $.0667 to $1.00              $.0667 to $1.00                $.0667 to $1.00


Option price range
 for exercised shares                         --                              --                            --
Options available for
 grant at end of year                                        N/A                           N/A              N/A

Warrants outstanding-
 beginning of year                       850,000         $  1.15         200,000      $   2.50         420,000     $   1.71
Warrants exercised                            --                              --            --        (220,000)        1.00
Warrants granted                              --                         650,000           .73              --           --
Warrants cancelled                            --              --              --            --              --           --
                                        --------         -------                      --------
Warrants outstanding-
 end of year                             850,000         $               850,000      $   1.15         200,000     $   2.50
                                        ========                         =======      ========        ========     ========

Warrants price range at
 end of year                            $.33 to $2.50                       $.33 to $2.50             $1.00 to $2.50

Warrants price range

 for exercised shares                        --                                     --                $1.00
Warrants available for

 grant at end of year                       N/A                                   N/A


         The weighted exercise price and weighted fair value of options and warrants granted by the Company for fiscal years ended 2000, 1999 and 1998, are as follows:

                                                        July 31, 2000                July 31, 1999               July 31, 1998
                                                   -----------------------       -----------------------     --------------------
                                                   Weighted       Weighted       Weighted      Weighted      Weighted    Weighted
                                                   Average        Average        Average       Average       Average     Average
                                                   Exercise        Fair          Exercise       Fair         Exercise     Fair
                                                    Price          Value          Price         Value         Price       Value
                                                   --------       --------       --------      ---------     --------    --------
Weighted average of options
and warrants granted during
the year whose exercise price
exceeded fair market value at
the date of grant                                  $   --         $   --         $   1.07      $    .21      $  --       $   --

Weighted average of options
and warrants exercised
during the year whose exercise
price was less than fair market
value at the date of grant                         $   --         $   --         $    .33      $   1.50      $  --       $   --


         The following table summarizes information about fixed-price stock options and warrants outstanding at July 31, 2000.

                          Number                Average         Weighted         Number             Weighted
           Range of       Outstanding          Remaining        Average        Exercisable          Average
           Exercise       At July 31,         Contractual       Exercise       At July 31,          Exercise
            Prices           2000                Life            Price            2000              Price
           --------       ----------          ----------        -------        ----------           -------

        $.0667 - $ .33      575,000           3.64    years     $ .20            575,000            $ .20
        $ 1.00 - $2.50      750,000           1.96    years     $1.43            750,000            $1.43
                           ---------                                           ---------
                           1,325,000                                           1,325,000
                           =========                                           =========


11.      COMMITMENTS

         The Company did not lease office space as of July 31, 2000.

         Rent expense under operating leases for the years ended July 31, 2000, 1999 and 1998, was $-0-, $36,150, and $36,150, respectively. The
         Company subleased office space on a month-to-month basis to Mast Group Inc. ("Mast"). The amount of sublease income was $6,000 for the years ended July 31, 1999, and 1998. Mr. Greenfield is the President of Mast and NBMF. The Company believes the terms of the sublease to Mast were at least as favorable to the Company as rent which have been received from unaffiliated third parties.