Form 10QSB
period 2000-10-31
REGENT GROUP INC /DE
filed 2000-12-15
CIK 72170

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000

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

         At December 5, 2000 there were 5,480,231 shares of Common Stock, $.06 2/3 par value, outstanding.

                               REGENT GROUP, INC.
                                      INDEX

                                                                        Page No.

Part I - Financial Information                                             1

         Item 1.  Financial Statements

                    Balance Sheets as of October 31, 2000
                    (unaudited) and July 31, 2000                        2 - 3

                    Statements of Operations and Comprehensive
                    Loss for the Three Months Ended October
                    31, 2000 and 1999 (unaudited)                        4 - 5

                    Statements of Cash Flows for the Three
                    Months Ended October 31, 2000 and 1999
                    (unaudited)                                          6 - 7

                    Notes to Financial Statements

                    (unaudited)                                          8 - 9

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                    10 - 11

Part II - Other Information

         Item 1.  Legal Proceedings                                         12

         Item 6.  Exhibits and Reports on Form 8-K                          12

Signatures                                                                  13

PART I.  Financial Information

  Item 1.         Financial Statements

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended July 31, 2000.

         The results of operations for the three-month period ended October 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        REGENT GROUP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                         October 31,       July 31,
                                                            2000            2000
                                                        ------------    ------------
                                                        (Unaudited)
                                     ASSETS
Current Assets:

     Cash                                               $     25,009    $        551
     Marketable securities                                   288,750         375,500
     Prepaid expensees and other current assets                8,593           8,593
                                                        ------------    ------------

               TOTAL ASSETS                             $    322,352    $    384,644
                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short-term debt                                    $     90,000    $     90,000
     Accounts payable                                         96,462          56,462
     Accrued expenses                                         82,733          83,437
                                                        ------------    ------------

               Total Current Liabilities                     269,195         229,899
                                                        ------------    ------------

Commitments and Contingent Liabilities

Stockholders' Equity:
     Preferred stock, par value $1; authorized
        500,000 shares (involutnary liquidation
        value $777,912)
           Convertible Series B, at redemption value;
               issued and outstanding 65,141 shares          130,282         130,282
           Cumulative Series C, par value $1;
               issued and outstanding 64,763 shares           64,763          64,763
     Common stock, par value $.06-2/3; authorized
        20,000,000 shares; issued and outstanding
        5,480,231 and 5,320,231 shares                       365,472         354,800
     Additional paid-in capital                           16,851,917      16,822,589
     Deficit                                             (17,502,027)    (17,447,189)
     Cumulative other comprehensive income                   142,750         229,500
                                                        ------------    ------------

               Total Stockholders' Equity                     53,157         154,745
                                                        ------------    ------------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                $    322,352    $    384,644
                                                        ============    ============

                See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                October 31,
                                         ------------    ------------
                                             2000           1999
                                         ------------    ------------

Revenues:
     Sales                               $         --    $    115,875
                                         ------------    ------------

Costs and Expenses:
     Cost of sales                                 --          13,725
     Selling, general and
      administrative expenses                 103,488       1,028,662
     Interest expense                           1,350           2,047
                                         ------------    ------------
                                              104,838       1,044,434
                                         ------------    ------------

Loss from operations                         (104,838)       (928,559)

Other income                                   50,000              --
                                         ------------    ------------

Loss before provision for income taxes        (54,838)       (928,559)

Provision from income taxes                        --              --
                                         ------------    ------------

Net loss                                 $    (54,838)   $   (928,559)
                                         ============    ============




Net loss per share-basic and diluted     $      (0.01)   $      (0.07)
                                         ------------    ------------

Weighted average number of common
 share outstanding-basic and diluted        5,344,796      13,619,673
                                         ============    ============

                See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                          Three Months Ended
                                                            October 31,
                                                      -------------------------
                                                         2000         1999
                                                       ---------    ---------

Net loss                                               $ (54,838)   $(928,559)

Other comprehensive income:
     Unrealized gain (loss) on marketable securities     (86,750)      42,900
                                                       ---------    ---------

Comprehensive (loss)                                   $(141,588)   $(885,659)
                                                       =========    =========

                See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     October 31,
                                                              -----------------------
                                                                 2000        1999
                                                              ---------    ---------
Cash flows from operating activities:

     Net loss                                                 $ (54,838)   $(928,559)
     Adjustments to reconcile net loss to net cash provided
        from operating activities:
           Depreciation and amortization                             --      866,250
           Non-employee non-cash compensation                        --       41,812
     Changes in operating assets and liabilities                 39,296       12,147
                                                              ---------    ---------
                Net Cash (Used in) Operating Activities         (15,542)      (8,350)
                                                              ---------    ---------

Cash flows from investing activities:

     Acquisition of treasury stock                                   --          (10)
     Marketable securities received                                  --     (111,000)
     Advances                                                        --           --
     Loans to unaffiliated entity                                    --           --
     Acquisition of treasury stock                                   --           --
                                                              ---------    ---------
                Net Cash (Used in) Investing Activities              --     (111,010)
                                                              ---------    ---------

Cash flows from financing activities:

     Proceeds from sale of common stock                          40,000           --
                                                              ---------    ---------

Net Increase (decrease) in Cash                                  24,458     (119,360)

Cash - beginning                                                    551      194,034
                                                              ---------    ---------

Cash - end                                                    $  25,009    $  74,674
                                                              =========    =========

                See notes to consolidated financial statements.

                         REGENT GROUP INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                                                 Three Months Ended
                                                                                    October 31,
                                                                                --------------------
                                                                                  2000        1999
                                                                                --------    --------
Changes in operating assets and liabilities:

     Increase in prepaid expenses and sundry receivables                        $     --    $ (8,593)
     Increase in accounts payable                                                 40,000      27,605
     Decrease in accrued expenses                                                   (704)    (11,736)
     Increase in payroll taxes payable                                                --       4,871
                                                                                --------    --------
                                                                                $ 39,296    $ 12,147
                                                                                ========    ========
Supplemental information:
     Cash paid during the year for:
        Interest                                                                $  1,350    $  2,047
                                                                                ========    ========

Supplementary information of non-cash investing and and financing activities:

        Unrealized gain (loss) on marketable securities                         $(86,750)   $ 42,900
                                                                                ========    ========

                See notes to consolidated financial statements.

                        REGENT GROUP INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization

         Regent Group, Inc. (the "Company" or "Regent"), formerly NMC Corp., is a holding company for its subsidiary. The Company, through its subsidiary, owns several financially oriented websites which are no longer actively maintained. The Company has no operations or material sources of revenue, and its only business strategy is to consummate the pending merger with Playa Minerals and Energy, Inc. (See Notes 4 and 5 below.)

2.       Loss Per Common Share

         Basic and diluted loss per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Potential common shares are excluded from the diluted loss per share calculations for the three months ended October 31, 2000 and 1999 because their effect would be antidilutive. Potential common shares equivalents relate to stock options and warrants.

3.       Acquisition

         On July 14, 1999, Regent acquired Stock Siren LLC ("Siren"). Regent issued 11,550,000 shares of restricted common stock, in exchange for all the issued outstanding membership interests of Siren. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired from Siren was $643 and the liabilities assumed total $ -0- resulting in goodwill of approximately $17,324,000 which the Company expected to amortize over five (5) years. On June 30, 2000, the former shareholders of Siren returned 7,620,346 shares to the Company. The purchase price and the acquired goodwill was reduced by $11,434,000. As of July 31, 2000, the Company determined there was an impairment in the measurement of goodwill, and approximately $5.6 million was written off through a charge to operations. See Note 6 for further information regarding the impairment. The operating results of the acquired business are included in the consolidated statement of operations from the date of acquisition.

4.       Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has experienced recurring losses and negative cash flows from operations through October 31, 2000. As of October 31, 2000, the Company's current liabilities exceeded its current assets, exclusive of the restricted marketable securities held by the Company. The Company is liable on a note in the face amount of $90,000, due December 31, 2000, which the Company likely will be unable to pay.

         During April 2000, the Company entered into a merger agreement, subject to due diligence by both parties. The Company will receive $265,000, of which $225,000 was received as of October 31, 2000, in the form of a non-refundable deposit. In connection with the proposed merger, Playa has paid the Company $25,000 in addition to the $265,000 cash portion of the merger consideration, which additional payment is not refundable under any circumstances. If the Company can reasonably liquidate restricted securities previously received by the Company in lieu of cash compensation for services rendered, the Company believes it will have sufficient cash to fund its operations through the consummation of the merger with Playa. Certain of the restricted securities held by the Company are subject to a claim which the Company believes has no merit.

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

         The Company is investigating the possibility of selling the websites or Siren. The operating results of Siren have been included in the statement of operations from the date of acquisition. The websites are not actively maintained, and the Company derived no revenue from the websites or Siren during the fiscal quarter ended October 31, 2000.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

5.       Recent Developments

         On April 3, 2000, the Company executed a merger agreement with Playa Minerals and Energy, Inc. ("Playa"), a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast. Currently, Playa is developing four fields it purchased and is in the process of purchasing two other packages of proven oil and gas reserves.

         Under the terms of the agreement, Playa shareholders will receive 92% of the equity of Regent. Current shareholders of Regent will retain 8% of the Company and the Company will receive $265,000 in cash, of which $225,000 has been received as of October 31, 2000, in the form of a non-refundable deposit and recorded $200,000 of the deposit as income in the Company's consolidated statement of operations for the year ended July 31, 2000 and $25,000 as income in the Company's consolidated statement of operations for the three months ended October 31, 2000. . In connection with the proposed merger, Playa has paid the Company $25,000 in addition to the $265,000 cash portion of the merger consideration, which additional payment is not refundable under any circumstances. The Company has recorded this additional $25,000 as income in the Company's consolidated statement of operations for the three months ended October 31, 2000. The merger is subject to due diligence by both Regent and Playa.

6.       Impairment Of Goodwill

         On a periodic basis through July 31, 2000, the Company estimated the future undiscounted cash flows of the business to which the goodwill related in order to determine that the carrying value of the goodwill had not been impaired.

         As of July 31, 2000, the Company's operations through Siren had vastly diminished. The former owners of Siren returned 7,620,346 shares, previously issued to them, to the Company. The Company is investigating the possibility of selling the web sites or Siren but no buyers have been identified. As of July 31, 2000, the Company determined that the measurement value of goodwill had been impaired and a more realistic valuation would be the write-down of goodwill to $-0-.

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

7.       Debt

         Short-term debt is as follows:
                                                       October 31,     July 31,
                                                       -----------     --------
                                                          2000           2000
                                                        --------       --------
                  Unsecured convertible note,
                  due December 31, 2000 interest
                  at 6% per annum, payable
                  quarterly (1)                         $ 90,000       $ 90,000
                                                        ========       ========

(1) The unsecured convertible note was payable to Robert Platek, a shareholder of the Company. In December 1999, the note was assigned to an unaffiliated third party. In June 2000, the note was extended to December 31, 2000. Under the terms of the extension agreement, the outstanding balance of the note is convertible into shares of Regent common stock at an exercise price of $.25 per share.

8.       Common Stock

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

9.       New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 138"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the first quarter ending October 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Company currently has no material operations or source of revenue. The Company's web sites are not actively maintained, and the Company's only business strategy at present is to consummate the merger with Playa. The Company expects that it will continue to generate insignificant revenues unless it consummates the merger with Playa.

Liquidity and Capital Resources

    On April 3, 2000, the Company executed a definitive merger agreement with Playa Minerals and Energy, Inc., a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast. Currently, Playa is developing two fields it purchased and is in the process of purchasing two other packages of proven oil and gas reserves.

    Under the terms of the agreements, Playa shareholders will receive 92% of the equity of Regent. Current shareholders of Regent will retain 8% of the Company, and the Company will receive $265,000 in cash, of which $225,000 was received as of October 31, 2000 in the form of a non-refundable deposit. In connection with the proposed merger, Playa has paid the Company $25,000 in addition to the $265,000 cash portion of the merger consideration, which additional payment is not refundable under any circumstances. The merger is subject to due diligence by both Regent and Playa.

    The Company sold 160,000 shares of its common stock for $40,000 from August 2000 through October 2000. The funds were used for working capital.

    There is substantial doubt about the Company's ability to continue as a going concern. As of October 31, 2000, the Company's current liabilities exceeded its current assets, exclusive of the restricted marketable securities held by the Company. The Company's liabilities include a note with an unpaid balance of $90,000, due on December 31, 2000, which the Company likely will be unable to repay.

    If the Company can reasonably liquidate restricted securities previously received by the Company in lieu of cash compensation for services rendered, the Company believes it will have sufficient cash to fund its operations through the consummation of the merger with Playa. Certain of the restricted securities held by the Company are subject to a claim which the Company believes has no merit. However, there can be no assurance that the claim, if asserted, will be unsuccessful or that the restricted securities can be liquidated for a sufficient amount to meet the Company's working capital needs.

    If the merger is not completed by approximately January 31, 2001, the Company's ability to continue as a going concern will depend upon its ability to amend the merger agreement with Playa to provide for additional cash payments from Playa to the Company, to obtain needed working capital through additional equity and/or debt financing or to complete a merger with another entity. There are no assurances that the restricted securities held by the Company can be liquidated or that such an alternative financing or an alternative merger can be completed on terms that are acceptable to the Company or at all. If the Company is unable to continue as a going concern, shareholders of the Company could suffer a loss of their entire investment.

Results of Operations

         Three Months Ended October 31, 2000 compared to
                  Three Months Ended October 31, 1999

         Sales

         Sales decreased from $115,875 for the three months ended October 31, 1999 to $-0- for the three months ended October 31, 2000. The Company currently has no material operations or source of income. The Company's web sites are not actively maintained and the Company's only business strategy at present is to consummate the merger with Plaza.

         Cost of Sales

         Cost of sales decreased from $13,725 for the three months ended October 31, 1999 to $-0- for the three months ended October 31, 2000. The Company attributes the decrease to the reasons described above.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased from $1,028,662 for the three months ended October 31, 1999 to $103,488 for the three months ended October 31, 2000. The Company attributes the decrease primarily to the decrease in amortization expense as a result of the write down of goodwill to $0 at July 31, 2000 due to the impairment of the Company's investment in Siren.

         Interest Expense

         Interest expense remained relatively constant for the three months ended October 31, 2000 compared to the three months ended October 31, 1999.

         Other Income

         Other income increased from $-0- for the three months ended October 31, 1999 to $50,000 for the three months ended October 31, 2000 due to the Company's receipt of a portion of the non-refundable deposit from Playa which was recognized as income.

        CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, regarding, among others the Company's ability to consummate the merger with Playa Minerals and Energy, Inc., the Company's ability to continue as a going concern, and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

         Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings

                  The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

         Item 2.     Changes in Securities and Use of Proceeds

                  From August through October 2000, the Company sold an aggregate of 160,000 shares of common stock at a price of $.25 per share to three individual accredited investors. These securities were offered and issued without an underwriter in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 506 of Regulation D promulgated under the Securities Act. The proceeds were used for working capital.

         Item 6.     Exhibits and Reports on Form 8-K

                  (a)         Exhibits:  Exhibit 27.1 Financial Data Schedule.

                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended October 31, 2000.

                                                              SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            REGENT GROUP, INC.



Date: December 14, 2000                By:  /s/ Robert Long
                                            -----------------------------
                                            Robert Long
                                            Registrant (Chairman of the
                                            Board and principal financial
                                            officer)