Form 10QSB
period 2001-01-31
REGENT GROUP INC /DE
filed 2001-03-19
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2001

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

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

     At March 12, 2001 there were 5,480,231 shares of Common Stock, $.06 2/3 par value, outstanding.

                               REGENT GROUP, INC.
                                      INDEX



                                                                        Page No.


Part I - Financial Information                                             1

         Item 1.  Financial Statements

                  Balance Sheets as of January 31, 2001
                  (unaudited) and July 31, 2000                          2 - 3

                  Statements of Operations and Comprehensive
                  Loss for the Three and Six Months Ended January
                  31, 2001 and 2000 (unaudited)                          4 - 5

                  Statements of Cash Flows for the Six
                  Months Ended January 31, 2001 and 2000
                  (unaudited)                                            6 - 7

                  Notes to Financial Statements
                  (unaudited)                                            7 - 11

         Item 2.  Management's Discussion and Analysis of
                  Financial  Condition and Results of Operations         12 - 15

Part II - Other Information

         Item 1.  Legal Proceedings                                        15

         Item 6.  Exhibits and Reports on Form 8-K                         15

Signatures                                                                 16

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

     The results of operations for the six-month period ended January 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        REGENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                            January 31,      July 31,
                                                                               2001            2000
                                                                           ------------    ------------
                                                                                  (Unaudited)
                                    ASSETS
Current Assets:
     Cash                                                                  $        782    $        551
     Marketable securities                                                       32,550         375,500
     Prepaid expensees and other current assets                                   8,593           8,593
                                                                           ------------    ------------

               TOTAL ASSETS                                                $     41,925    $    384,644
                                                                           ============    ============

               LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
     Short-term debt                                                       $     90,000    $     90,000
     Accounts payable                                                            82,072          56,462
     Accrued expenses                                                           111,828          83,437
                                                                           ------------    ------------

               Total Current Liabilities                                        283,900         229,899
                                                                           ------------    ------------

Commitments and Contingent Liabilities

Stockholders' (Deficiency) Equity:
     Preferred stock, par value $1; authorized
        500,000 shares (involutnary liquidation
        value $777,912)
           Convertible Series B, at redemption value;
               issued and outstanding 65,141 shares                             130,282         130,282
           Cumulative Series C, par value $1;
               issued and outstanding 64,763 shares                              64,763          64,763
     Common stock, par value $.06-2/3; authorized
        20,000,000 shares; issued and outstanding
        5,480,231 and 5,320,231 shares                                          365,472         354,800
     Additional paid-in capital                                              16,855,418      16,822,589
     Deficit                                                                (17,753,460)    (17,447,189)
     Cumulative other comprehensive income                                       95,550         229,500
                                                                           ------------    ------------

               Total Stockholders' (Deficiency) Equity                         (241,975)        154,745
                                                                           ------------    ------------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                  (DEFICIENCY) EQUITY                                         $  41,925    $    384,644
                                                                           ============    ============

                See notes to consolidated financial statements.

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six Months Ended              Three Months Ended
                                                        January 31,                    January 31,
                                               ---------------------------    ---------------------------
                                                   2001           2000            2001           2000
                                               -----------    ------------    -----------    ------------
Revenues:
     Sales                                     $     5,831    $    115,875    $     5,831    $       --
                                               -----------    ------------    -----------    ------------

Costs and Expenses:
     Cost of sales                                    --            15,725           --             2,000
     Selling, general and
      administrative expenses                      356,902       1,957,638        253,414         928,976
     Interest expense                                2,700           5,081          1,350           3,034
                                               -----------    ------------    -----------    ------------
                                                   359,602       1,978,444        254,764         934,010
                                               -----------    ------------    -----------    ------------

Loss from operations                              (353,771)     (1,862,569)      (248,933)       (934,010)

Other income                                        47,500            --           (2,500)           --
                                               -----------    ------------    -----------    ------------

Loss before provision for income taxes            (306,271)     (1,862,569)      (251,433)       (934,010)

Provision from income taxes                           --              --             --              --
                                               -----------    ------------    -----------    ------------

Net loss                                       $  (306,271)   $ (1,862,569)   $  (251,433)   $   (934,010)
                                               ===========    ============    ===========    ============




Net loss per share-basic and diluted           $     (0.06)   $      (0.14)   $     (0.05)   $      (0.07)
                                               -----------    ------------    -----------    ------------

Weighted average number of common
 share outstanding-basic and diluted             5,422,079      13,235,125      5,480,231      12,850,577
                                               ===========    ============    ===========    ============

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                 Six Months Ended          Three Months Ended
                                                                    January 31,               January 31,
                                                             ------------------------    ----------------------
                                                                2001          2000          2001        2000
                                                             ---------    -----------    ---------    ---------
Net loss                                                     $(306,271)   $(1,862,569)   $(251,433)   $(934,010)

Other comprehensive income:
     Unrealized gain (loss) on marketable securities          (133,950)        42,900      (47,200)      42,900
                                                             ---------    -----------    ---------    ---------

Comprehensive (loss)                                         $(440,221)   $(1,819,669)   $(298,633)   $(891,110)
                                                             =========    ===========    =========    =========

                See notes to consolidated financial statements.

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                     Six Months Ended
                                                                        January 31,
                                                                  ------------------------
                                                                     2001          2000
                                                                  ---------    -----------
Cash flows from operating activities:
     Net loss                                                     $(306,271)   $(1,862,569)
     Adjustments to reconcile net loss to net cash provided
        from operating activities:
           Depreciation and amortization                               --        1,732,500
           Non-employee non-cash compensation                          --           83,624
           Non-cash extinguishment of debt                          212,500           --
     Changes in operating assets and liabilities                     54,002        (27,353)
                                                                  ---------    -----------
                Net Cash (Used in) Operating Activities             (39,769)       (73,798)
                                                                  ---------    -----------

Cash flows from investing activities:
     Acquisition of treasury stock                                     --              (10)
     Marketable securities received                                    --         (111,000)
                                                                  ---------    -----------
                Net Cash (Used in) Investing Activities                --         (111,010)
                                                                  ---------    -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                              40,000           --
                                                                  ---------    -----------

Net Increase (decrease) in Cash                                         231       (184,808)

Cash - beginning                                                        551        194,034
                                                                  ---------    -----------

Cash - end                                                        $     782    $     9,226
                                                                  =========    ===========

                See notes to consolidated financial statements.

                         REGENT GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                                                   Six Months Ended
                                                                                     January 31,
                                                                                ---------------------
                                                                                   2001        2000
                                                                                ---------    --------

Changes in operating assets and liabilities:
     Increase in prepaid expenses and sundry receivables                        $    --      $ (8,593)
     Increase in accounts payable                                                  25,610      34,330
     Increase (decrease) in accrued expenses                                       28,391     (53,090)
                                                                                ---------    --------
                                                                                $  54,001    $(27,353)
                                                                                =========    ========
Supplemental information:
     Cash paid during the year for:
        Interest                                                                $   2,700    $  5,081
                                                                                =========    ========

Supplementary information of non-cash investing
     and financing activities:
        Unrealized gain (loss) on marketable securities                         $(133,950)   $ 42,900
                                                                                =========    ========

        Exchange of marketable securities for debt                              $ 212,500    $   --
                                                                                =========    ========

                See notes to consolidated financial statements.

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     Regent Group, Inc. (the "Company" or "Regent"), formerly NMC Corp., was incorporated on November 28, 1967. The Company, through its subsidiary, formerly owned several financially oriented websites. The Company has no operations or material sources of revenue, and its only business strategy was to consummate a pending merger with Vulcan Minerals and Energy, Inc. (formerly Playa Minerals and Energy, Inc., hereinafter, "Vulcan") (See Notes 4 and 5 below.)

2.   Loss Per Common Share

     Basic and diluted loss per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Potential common shares are excluded from the diluted loss per share calculations for the six months ended January 31, 2001 and 2000 because their effect would be antidilutive. Potential common shares equivalents relate to stock options and warrants.

3.   Acquisition

     On July 14, 1999, Regent acquired Stock Siren.com, LLC ("Siren"). Regent issued 11,550,000 shares of restricted common stock, in exchange for all the issued outstanding membership interests of Siren. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired from Siren was $643 and the liabilities assumed total $ -0- resulting in goodwill of approximately $17,324,000 which the Company expected to amortize over five (5) years. On June 30, 2000, the former members of Siren returned 7,620,346 shares to the Company. The purchase price and the acquired goodwill was reduced by $11,434,000. As of July 31, 2000, the Company determined there was an impairment in the measurement of goodwill, and approximately $5.6 million was written off through a charge to operations. See Note 6 for further information regarding the impairment. The operating results of the acquired business are included in the consolidated statement of operations from the date of acquisition.

4.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses and negative cash flows from operations prior to August 1, 1999 through January 31, 2001 For the six month period ending January 31, 2001 the Company had a loss of $306,000 and negative cash flow from operations of $40,000. As of January 31, 2001, the Company's current liabilities exceeded its current assets. The Company is liable on a note in the face amount of $90,000, due June 30, 2001, which the Company likely will be unable to pay.

     During April 2000, the Company entered into a merger agreement with Vulcan, subject to due diligence by both parties. The Company was to receive $265,000, of which $250,000 was received as of January 31, 2001, in the form of a non-refundable deposit.

     On February 26, 2001, the Company received notification from Vulcan that Vulcan was exercising its right to terminate the executed merger agreement between the two companies. In its letter, Vulcan gave no reason for its termination decision.

     The Company currently has no material operations or source of revenue. The Company's websites were sold by exchanging the websites for debt owed by the Company. The exchanges of the websites were completed in contemplation of the merger with Vulcan. Prior to the exchanges, the Company did not actively maintain the websites and derived no revenue during the six months ended January 31, 2001.

     In connection with an agreement with SETO Holdings, Inc. ("SETO"), the Company returned 200,000 shares of SETO to SETO that were previously issued to the Company for work performed. All claims related to the Company's ownership of shares of SETO have been settled and released.

     The Company's only business strategy was to consummate the merger with Vulcan. The Company used the non-refundable deposit received from Vulcan to fund its operations. The Company is actively investigating other merger candidates. If the Company can reasonably liquidate restricted securities previously received by the Company in lieu of cash compensation for services rendered, the funds will be used for operations.

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

5.   Recent Developments

     On April 3, 2000, the Company executed a merger agreement with Vulcan Minerals and Energy, Inc. ("Vulcan"). On February 26, 2001, the Company received notification from Vulcan that Vulcan was exercising its right to terminate the merger agreement.

     On  December   19,   2000,   the  Company   sold  the   marketowl.com   and
     stocktarget.com websites to Web Design House, Inc., in exchange for the cancellation of an account payable in the amount of $3,333.

     On December 20, 2000, the Company sold Siren and the stocksiren.com websites, to Mike Onghai in exchange for the cancellation of an account payable in the amount of $2,500.

     On December 26, 2000, all claims related to the Company's ownership of 300,000 shares of SETO common stock were settled and released. The Company returned 200,000 shares to SETO, and SETO executed a general release.

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

7.   Debt

     Short-term debt is as follows:

                                             January 31,        July 31,
                                            ------------     -------------
                                                2001             2000
                                                ----             ----

          Unsecured convertible note,
          due June 30, 2001 interest
          at 6% per annum, payable
          quarterly (1)                     $    90,000      $    90,000
                                            ===========      ===========


(1) The unsecured convertible note was payable to Robert Platek, a shareholder of the Company. In December 1999, the note was assigned to an unaffiliated third party. In December 2000, the note was extended to June 30, 2001. Under the terms of the extension agreement, the outstanding balance of the note is convertible into shares of Regent common stock at an exercise price of $.25 per share.

8.   Common Stock

     From August 2000 through October 2000, the Company sold an aggregate of 160,000 shares of common stock at a price of $.25 per share to three individual accredited investors. These securities were offered and issued without an underwriter in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 506 of Regulation D promulgated under the Securities Act.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company currently has no material operations or source of revenue. The Company's web sites, which were not actively maintained, were sold subsequent to the end of the quarter. The Company's only business strategy at present is to seek a merger partner while it endeavors to fund its overhead costs and current liabilities with financing proceeds and sale proceeds from restricted securities. The Company expects that it will continue to generate insignificant revenues unless it consummates a merger. The pending merger with Vulcan was terminated subsequent to the end of the quarter on February 26, 2001.

Liquidity and Capital Resources

     On April 3, 2000, the Company executed a definitive merger agreement with Vulcan Minerals and Energy, Inc., a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast. On February 26, 2001, the Company received notification from Vulcan that Vulcan was exercising its right to terminate the merger between the two companies. In its letter, Vulcan gave no reason for its termination decision.

     The Company sold 160,000 shares of its common stock for $40,000 from August 2000 through October 2000. The funds were used for working capital.

     There is substantial doubt about the Company's ability to continue as a going concern. As of January 31, 2001, the Company's current liabilities exceeded its current assets. The Company's liabilities include a note with an unpaid balance of $90,000, due on June 30, 2001, which the Company likely will be unable to repay.

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

Results of Operations

     Three and Six Months Ended January 31, 2001 compared to
        Three and Six Months Ended January 31, 2000

     Sales

     Sales increased from $-0- for the three months ended January 31, 2000 to $5,831 for the three months ended January 31, 2001. The Company currently has no material operations or source of income. The Company's web sites were exchanged for debts owed by the Company and the Company's only business strategy at present is to investigate future merger candidates.

     Sales decreased from $115,875 for the six months ended January 31, 2000 to $5,831 for the six months ended January 31, 2001. The Company currently has no material operations or source of income. The Company's web sites were exchanged for debts owed by the Company.

     Cost of Sales

     Cost of sales decreased from $2,000 for the three months ended January 31, 2000 to $-0- for the three months ended January 31, 2001. The Company attributes the decrease to the reasons described above.

     Cost of sales decreased from $15,725 for the six months ended January 31, 2000 to $-0- for the six months ended January 31, 2001. The Company attributes the decrease to the reasons described above.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased from $928,976 for the three months ended January 31, 2000 to $253,414 for the three months ended January 31, 2001. The Company attributes the decrease primarily to the decrease in amortization expense as a result of the write down of goodwill to $-0- at July 31, 2000 due to the impairment of the Company's investment in Siren.

     Selling, general and administrative expenses decreased from $1,957,638 for the six months ended January 31, 2000 to $356,902 for the six months ended January 31, 2001. The Company attributes the decrease primarily to the decrease in amortization expense as a result of the write down of goodwill to $-0- at July 31, 2000 due to the impairment of the Company's investment in Siren.

     Interest Expense

     Interest expense remained relatively constant for the three and six months ended January 31, 2001 compared to the three and six months ended January 31, 2000.

     Other Income

     There was an adjustment from the previous quarter of $2,500 to other income for the three months ended January 31, 2001 due to the Company's receipt of a portion of the non-refundable deposit from Vulcan which was recognized as income.

     Other income increased from $-0- for the three months ended January 31, 2000 to $47,500 for the three months ended January 31, 2001 due to the Company's receipt of a portion of the non-refundable deposit from Vulcan which was recognized as income.

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

         Item 2.     Changes in Securities and Use of Proceeds

               From August 2000 through October 2000, the Company sold an aggregate of 160,000 shares of common stock at a price of $.25 per share to three individual accredited investors. These securities were offered and issued without an underwriter and without any general solicitation or advertisement in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 506 of Regulation D promulgated under the Securities Act. The proceeds were used for working capital.

         Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits: None

               (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended January 31, 2001.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                     REGENT GROUP, INC.




Date: March 19, 2001            By:  /s/ Robert Long
                                     -------------------------------------------
                                         Robert Long
                                         Registrant (Chairman of the
                                         Board and principal financial
                                         officer)