Form 10QSB
period 2001-04-30
REGENT GROUP INC /DE
filed 2001-06-14
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 2001

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

     At May 29, 2001 there were 5,480,231 shares of Common Stock, $.06 2/3 par value, outstanding.

                               REGENT GROUP, INC.
                                      INDEX



                                                                        Page No.
                                                                        --------


Part I - Financial Information                                             1

         Item 1.  Financial Statements

                  Balance Sheets as of April 30, 2001
                  (unaudited) and July 31, 2000                           2 - 3

                  Statements of Operations and Comprehensive
                  Loss for the Three and Nine Months Ended April
                  30, 2001 and 2000 (unaudited)                           4 - 5

                  Statements of Cash Flows for the Nine
                  Months Ended April 30, 2001 and 2000
                  (unaudited)                                             6 - 7

                  Notes to Financial Statements
                  (unaudited)                                             7 - 11

         Item 2.  Management's Discussion and Analysis of
                  Financial  Condition and Results of Operations         12 - 15

Part II - Other Information

         Item 1.  Legal Proceedings                                         15

         Item 6.  Exhibits and Reports on Form 8-K                          15

Signatures                                                                  16

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

     The results of operations for the nine-month period ended April 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       REGENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                      April 30,       July 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                    (Unaudited)
                                     ASSETS
Current Assets:
     Cash                                                           $      6,470    $        551
     Marketable securities                                                 6,000         375,500
     Prepaid expenses and other current assets                             8,593           8,593
                                                                    ------------    ------------

               TOTAL ASSETS                                         $     21,063    $    384,644
                                                                    ============    ============

                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
     Short-term debt                                                $     90,000    $     90,000
     Accounts payable                                                    108,868          56,462
     Accrued expenses                                                    124,616          83,437
                                                                    ------------    ------------

               Total Current Liabilities                                 323,484         229,899
                                                                    ------------    ------------

Commitments and Contingent Liabilities

Stockholders' (Deficiency) Equity:
     Preferred stock, par value $1; authorized
        500,000 shares (involuntary liquidation
        value $777,912)
           Convertible Series B, at redemption value;
               issued and outstanding 65,141 shares                      130,282         130,282
           Cumulative Series C, par value $1;
               issued and outstanding 64,763 shares                       64,763          64,763
     Common stock, par value $.06-2/3; authorized
        20,000,000 shares; issued and outstanding
        5,480,231 and 5,320,231 shares                                   365,472         354,800
     Additional paid-in capital                                       16,960,408      16,822,589
     Deficit                                                         (17,820,346)    (17,447,189)
     Cumulative other comprehensive income (loss)                         (3,000)        229,500
                                                                    ------------    ------------

               Total Stockholders' (Deficiency) Equity                  (302,421)        154,745
                                                                    ------------    ------------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                  (DEFICIENCY) EQUITY                               $     21,063    $    384,644
                                                                    ============    ============





                See notes to consolidated financial statements.

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Nine Months Ended              Three Months Ended
                                                   April 30,                      April 30,
                                         ----------------------------    ----------------------------
                                             2001            2000           2001             2000
                                         ------------    ------------    ------------    ------------
Revenues:
     Sales                               $      5,831    $    119,625    $         --    $      3,750
                                         ------------    ------------    ------------    ------------

Costs and Expenses:
     Cost of sales                                 --          15,725              --              --
     Selling, general and
      administrative expenses                 439,938       2,933,663          83,036         976,025
     Interest expense                           4,050           7,831           1,350           2,750
                                         ------------    ------------    ------------    ------------
                                              443,988       2,957,219          84,386         978,775
                                         ------------    ------------    ------------    ------------

Loss from operations                         (438,157)     (2,837,594)        (84,386)       (975,025)

Other income                                   65,000         130,000          17,500         130,000
                                         ------------    ------------    ------------    ------------

Loss before provision for income taxes       (373,157)     (2,707,594)        (66,886)       (845,025)

Provision from income taxes                        --              --              --              --
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (373,157)   $ (2,707,594)   $    (66,886)   $   (845,025)
                                         ============    ============    ============    ============




Net loss per share-basic and diluted     $      (0.07)   $      (0.21)   $      (0.01)   $      (0.07)
                                         ------------    ------------    ------------    ------------

Weighted average number of common
 share outstanding-basic and diluted        5,441,037      13,106,942       5,480,231      12,850,577
                                         ============    ============    ============    ============



                See notes to consolidated financial statements.

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                           Nine Months Ended            Three Months Ended
                                                               April 30,                     April 30,
                                                       --------------------------    --------------------------
                                                           2001          2000           2001           2000
                                                       -----------    -----------    -----------    -----------
Net loss                                               $  (373,157)   $(2,707,594)   $   (66,886)   $  (845,025)

Other comprehensive income:
     Unrealized gain (loss) on marketable securities      (232,500)       294,900        (98,550)       252,000
                                                       -----------    -----------    -----------    -----------

Comprehensive (loss)                                   $  (605,657)   $(2,412,694)   $  (165,436)   $  (593,025)
                                                       ===========    ===========    ===========    ===========




                See notes to consolidated financial statements.

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                              April 30,
                                                                      --------------------------
                                                                         2001           2000
                                                                      -----------    -----------
Cash flows from operating activities:
     Net loss                                                         $  (373,157)   $(2,707,594)
     Adjustments to reconcile net loss to net cash provided
        from operating activities:
           Depreciation and amortization                                       --      2,598,750
           Non-employee stock based compensation                               --        125,435
           Non-cash extinguishment of debt                                212,500             --
           Loss on sale of marketable securities                           13,300             --
     Changes in operating assets and liabilities                           93,586        (32,022)
                                                                      -----------    -----------
                Net Cash (Used in) Operating Activities                   (53,771)       (15,431)
                                                                      -----------    -----------

Cash flows from investing activities:
     Acquisition of treasury stock                                             --            (10)
     Marketable securities received                                            --       (111,000)
     Proceeds from sale of marketable securities                           19,690             --
                                                                      -----------    -----------
                Net Cash Provided by (used in) Investing Activities        19,690       (111,010)
                                                                      -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                                    40,000             --
     Repayments of borrowings                                                  --        (50,000)
                                                                      -----------    -----------
                Net Cash Provided by (used in) Financing Activities        40,000        (50,000)
                                                                      -----------    -----------

Net Increase (decrease) in Cash                                             5,919       (176,441)

Cash - beginning                                                              551        194,034
                                                                      -----------    -----------

Cash - end                                                            $     6,470    $    17,593
                                                                      ===========    ===========


                See notes to consolidated financial statements.

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                       April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
Changes in operating assets and liabilities:
     Decrease in prepaid expenses                                               $      --    $  (8,593)
     Decrease in sundry receivable                                              $      --    $ (50,000)
     Increase in accounts payable                                                  52,406       38,364
     Increase (decrease) in accrued expenses                                       41,180       (8,043)
     Decrease in unearned revenue                                                      --       (3,750)
                                                                                ---------    ---------
                                                                                $  93,586    $ (32,022)
                                                                                =========    =========
Supplemental information:
     Cash paid during the year for:
        Interest                                                                $   4,050    $   5,081
                                                                                =========    =========

Supplementary information of non-cash investing and and financing activities:
        Unrealized gain (loss) on marketable securities                         $(232,500)   $ 294,900
                                                                                =========    =========



                See notes to consolidated financial statements.

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     Regent Group, Inc. (the "Company" or "Regent"), formerly NMC Corp., was incorporated on November 28, 1967. The Company, through its former subsidiary, formerly owned several financially oriented web sites. The Company has no operations or material sources of revenue, and its only business strategy was to consummate a pending merger with Vulcan Minerals and Energy, Inc. (formerly Playa Minerals and Energy, Inc., herein, "Vulcan") (See Notes 4 and 5 below.)

2.   Loss Per Common Share

     Basic and diluted loss per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Potential common shares are excluded from the diluted loss per share calculations for the nine months ended April 30, 2001 and 2000 because their effect would be antidilutive. Potential common shares equivalents relate to stock options and warrants.

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

     The Company has experienced recurring losses and negative cash flows from operations prior to August 1, 2000 through April 30, 2001. For the nine-month period ending April 30, 2001, the Company had a loss of $373,157 and negative cash flow from operations of $53,771. As of April 30, 2001, the Company's current liabilities exceeded its current assets. The Company is liable on a note in the face amount of $90,000, due June 30, 2001, which the Company likely will be unable to pay.

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

     The Company currently has no material operations or source of revenue. The Company's subsidiary and web sites were sold by exchanging the subsidiary and web sites for debt owed by the Company. The exchanges were completed in contemplation of the merger with Vulcan. Prior to the exchanges, the Company did not actively maintain the web sites and derived no revenue from the subsidiary or the web sites during the nine months ended April 30, 2001.

     In connection with an agreement with SETO Holdings, Inc. ("SETO"), the Company returned 200,000 shares of SETO common stock to SETO that were previously issued to the Company for work performed. All claims related to the Company's ownership of shares of SETO common stock have been settled and released.

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

     On  December   24,   2000,   the  Company   sold  the   marketowl.com   and
     stocktarget.com web sites to Web Design House, Inc., in exchange for the cancellation of an account payable in the amount of $3,333.

     On December 24, 2000, the Company sold Siren and the stocksiren.com and stocksheet.com web sites to Mike Onghai in exchange for the cancellation of an account payable in the amount of $2,500.

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

7.   Debt

     Short-term debt is as follows:

                                               April 30,       July 31,
                                                 2001           2000
                                               --------       --------
                Unsecured convertible note,
                 due June 30, 2001 interest
                 at 6% per annum, payable
                 quarterly (1)                 $ 90,000       $ 90,000
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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the first quarter ending October 31, 2000, and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company currently has no material operations or source of revenue. The Company's web sites, which were not actively maintained, and its subsidiary, Stock Siren.com, LLC ("Siren"), have been sold. The Company's only business strategy at present is to seek a merger partner while it endeavors to fund its overhead costs and current liabilities with financing proceeds and sale proceeds from restricted securities sales. The Company expects that it will continue to generate insignificant revenues unless it consummates a merger. The previously pending merger with Vulcan was terminated during the quarter ended April 30, 2001.

Liquidity and Capital Resources

     On April 3, 2000, the Company executed a definitive merger agreement with Vulcan Minerals and Energy, Inc., a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin, NM and the Gulf Coast.

     On February 26, 2001, the Company  received  notification  from Vulcan that
Vulcan was exercising its right to terminate the merger between the two companies. In its letter, Vulcan gave no reason for its termination decision.

     The Company sold 160,000 shares of its common stock for $40,000 from August 2000 through October 2000 to three accredited investors. The funds were used for working capital.

     During the quarter ended April 30, 2001, the Company sold marketable securities to raise additional capital. The Company received $19,690 in cash for this transaction.

     There is substantial doubt about the Company's ability to continue as a going concern. As of April 30, 2001, the Company's current liabilities exceeded its current assets by $302,000. The Company's liabilities include a note with an unpaid balance of $90,000, due on June 30, 2001, which the Company likely will be unable to repay.

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

Results of Operations

             Three and Nine Months Ended April 30, 2001 compared to
                   Three and Nine Months Ended April 30, 2000

     Sales

     Sales decreased from $3,750 for the three months ended April 30, 2000 to $-0- for the three months ended April 30, 2001. The Company currently has no material operations or source of income. The Company's subsidiary and web sites were exchanged for debts owed by the Company and the Company's only business strategy at present is to investigate future merger candidates.

     Sales decreased from $119,625 for the nine months ended April 30, 2000 to $5,831 for the nine months ended April 30, 2001. The Company currently has no material operations or source of income. The Company's subsidiary and web sites were exchanged for debts owed by the Company.

     Cost of Sales

     Cost of sales decreased from $15,725 for the nine months ended April 30, 2000 to $-0- for the nine months ended April 30, 2001. The Company attributes the decrease to the reasons described above.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased from $976,025 for the three months ended April 30, 2000 to $83,036 for the three months ended April 30, 2001. The Company attributes the decrease primarily to the decrease in amortization expense as a result of the write down of goodwill to $-0- at July 31, 2000 due to the impairment of the Company's investment in Siren.

     Selling, general and administrative expenses decreased from $2,933,663 for the nine months ended April 30, 2000 to $439,938 for the nine months ended April 30, 2001. The Company attributes the decrease primarily to the decrease in amortization expense as a result of the write down of goodwill to $-0- at July 31, 2000 due to the impairment of the Company's investment in Siren.

     Interest Expense

     Interest expense remained relatively constant for the three and nine months ended April 30, 2001 compared to the three and nine months ended April 30, 2000.

     Other Income

     Other income decreased from $130,000 for the three months ended April 30, 2000 to $17,500 for the three months ended April 30, 2001 due to the Company's receipt of a portion of the non-refundable deposit from Vulcan which was recognized as income.

     Other income decreased from $130,000 for the nine-months ended April 30, 2000 to $65,000 for the nine-months ended April 30, 2001 due to the Company's receipt of a portion of the non-refundable deposit from Vulcan which was recognized as income.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, regarding, among others the Company's ability to consummate a merger with an operating business, the Company's ability to continue as a going concern, and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

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

    Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits: None

          (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended April 30, 2001.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                REGENT GROUP, INC.




Date: June 14, 2001                     By:  /s/ Robert Long
                                             ----------------------------------
                                                 Robert Long
                                                 Registrant (Chairman of the
                                                 Board and principal financial
                                                 officer)