Form 10KSB
period 2001-07-31
REGENT GROUP INC /DE
filed 2001-11-23
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

      |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act For the Fiscal Year Ended July 31, 2001

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____
                         Commission File Number: 0-3338

                               REGENT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      22-1558317
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

           One Anderson Hill Road, Suite 103, Bernardsville, NJ 07924
           ----------------------------------------------------------
                    (Address of principal executive office)

Issuer's telephone number: (908) 630-8700
                           --------------

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: Common Stock, $.06 2/3 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X        No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Revenues for the issuer's most recent fiscal year were $5,831.

The aggregate market value of the voting common stock held by non-affiliates1 of the registrant based on the closing bid ($.21) and asked ($.27) prices of such stock as of November 1, 2001 is $2,959,097 based upon $.24 multiplied by the 12,329,572 Shares of Registrant's Common Stock held by non-affiliates1. The registrant also has Series D Preferred Stock issued and outstanding that is convertible, at the registrant's option, into Common Stock. Assuming all shares of Series D Preferred Stock held by non-affiliates were converted into Common Stock there would be 71,590,692 shares of Common Stock held by non-affiliates. The number of shares outstanding of the registrant's common stock, as of November 1, 2001 is 12,979,572 (170,842,537 shares if all outstanding Series D Preferred Stock is converted into Common Stock).

     Transitional Small Business Disclosure Format (check one): Yes ___ No X

Documents incorporated by reference: See exhibit index.

----------
      (1) Affiliates for purposes of this item refers to those persons who, during the preceding three months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                                TABLE OF CONTENTS

Item                                                                        Page

Cautionary Statement Pursuant to "Safe Harbor" Provisions of Section 21E
of the Securities Exchange Act of 1934 ....................................   1

                                     PART I

Item 1. Description of Business ...........................................   1

Item 2. Description of Property ...........................................   8

Item 3. Legal Proceedings .................................................   9

Item 4. Submission of Matters to a Vote of Security Holders ...............   9

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters ..........   9

Item 6. Management's Discussion and Analysis or
          Plan of Operations ..............................................  10

Item 7. Financial Statements ..............................................  12

Item 8. Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure ........................................  12

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ...............  13

Item 10. Executive Compensation ...........................................  17

Item 11. Security Ownership of Certain Beneficial Owners
           and Management .................................................  18

Item 12. Certain Relationships and Related Transactions ...................  21

Item 13. Exhibits and Reports on Form 8-K .................................  23

Signatures ................................................................  24

Supplemental Information ..................................................  25

Financial Statements ......................................................  F-1

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

      Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, reliance on third parties to produce the products, availability of Medicaid reimbursement for the purchase of Company products and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

      Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      During the fiscal year ended July 31, 2001, Regent Group, Inc. ("Regent" or the "Company") had no material business operations.

      On July 27, 2001, the Company, Millennium Biotechnologies, Inc. ("Millennium") and the Millennium stockholders entered into an Agreement and Plan of Reorganization (the "Merger Agreement") whereby a new wholly-owned Regent subsidiary merged into Millennium (the "Merger"). Since the Merger, the Company's only material operations are conducted by Millennium. For more information on the Company's operations prior to the Merger and the general terms of the Merger see "Corporate History and Anticipated Corporate Changes" below.

      The principal executive offices of the Company are located at One Anderson Hill Road, Suite 103, Bernardsville, NJ 07924 and its telephone number is (908) 630-8700. Unless otherwise indicated, the term "Company" includes the Company and Millennium.

Millennium Biotechnologies, Inc.
--------------------------------

      Millennium was incorporated in the State of Delaware in November 2000 and is a research-based bio-nutraceutical company specializing in the field of nutritional science. The Company's mission is to bring innovative supplements to patients and health care providers, by designing nutraceutical products that complement traditional therapeutic treatments of infectious diseases.

      At the time of the Merger, Millennium had not yet realized any revenues. It commenced sale of its first product, RESURGEXO, in September 2001 in New Jersey and Connecticut where RESURGEXO qualifies for Medicaid reimbursement.

      Millennium developed RESURGEX(TM) to play an important role as a nutritional adjunct to the medical treatment for certain chronic immuno-compromising debilitating diseases such as Acquired Immune Deficiency Syndrome ("AIDS") and cancer. Those infected with AIDS/HIV (Human Immunodeficiency Virus) and other chronic debilitating diseases present a multitude of medical/nutritional problems which include weight loss, immune dysfunction, free-radical pathology and loss of energy production. Millennium believes that RESURGEX(TM) is the first multi-component nutritional supplement designed to deal with each of these conditions. Specifically, RESURGEXO has been formulated to address the loss of lean muscle, nutrient depletion, immune support, mitochondrial dysfunction and oxidative stress (free-radical damage) in individuals undergoing medical treatment for chronic medical conditions.

      The Company's proprietary formulation combines a unique blend of nutritional components that enable the individual to better tolerate both the effect of the disease and the side effects brought on by common medication regimes. The palatable taste, flavor and sweetness of RESURGEXO and its easy-to-use delivery method are designed to promote sustained acceptance under long-term use and should have a significant impact on a patient's propensity to follow an ongoing regimen of compliance.

      Superoxide dismutase ("SOD/gliadin") is an integral component of RESURGEXO. SOD/gliadin is a unique patented, vegetarian form of the SOD master cellular defense enzyme, developed for oral use. In July 2001, Millennium entered into an exclusive license agreement with Isocell S.A., the holder of the patent for SOD/gliadin. Pursuant to the license, Millennium has the exclusive North American rights to purchase, promote and distribute SOD/gliadin in the channel of distribution for direct sale of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements.(1)

      RESURGEX(TM) has been designed to:

      o     Replenish: reduce oxidative stress, support immune function
      o     Rebuild: maintain lean muscle, and
      o     Revitalize: increase energy.

Replenish:

      Research has demonstrated the relationship between oxidative stress and the overall strength of the immune system. Many scientists believe that there is a direct correlation between oxidation and health impairment. RESURGEX(TM) helps repair the negative effects of oxidation by replenishing the body's supply of specific essential antioxidants. One of the most clinically key antioxidants in RESURGEX(TM) is Superoxide Dismutase (SOD), a master cellular defense enzyme that also helps regulate other defense enzymes in the cell.

      RESURGEX(TM) contains a special form of SOD that is wrapped in gliadin. Gliadin protects SOD as it passes through the stomach, so it can be easily absorbed - and provides substantial antioxidant protection. Clinical studies have found that reduced levels of SOD are

----------
      (1) The above statements and other similar statements contained in this Report concerning RESURGEX(TM), SOD/gliadin and other RESURGEXO ingredients have not been evaluated by the Food and Drug Administration and are not intended to diagnose, treat, cure or prevent any disease.

associated with impaired health. Accordingly, the Company believes that SOD Gliadin serves as a vital component to replenish this important antioxidant enzyme.

Rebuild:

      A compromised immune system is typically accompanied by loss of lean muscle, which hampers the body's ability to fight infection and function normally. Conversely, increased lean muscle mass can benefit immune function. In order to maintain lean muscles, the body needs high-quality protein that includes essential and non-essential amino acids - such as those found in RESURGEX(TM).

      RESURGEX(TM) provides what researchers consider one of the best sources of protein for building and retaining lean muscle mass: undenatured whey and instantized caesin proteins. Whey is a complete protein, containing all of the essential and non-essential amino acids. High quality undenatured whey - like that found in RESURGEX(TM) - boasts the highest branched chain amino acids and immunogloblins. That is why undenatured whey is so important for individuals undergoing medical treatment for chronic wasting caused by the loss of lean muscle mass. RESURGEX(TM) also provides important dietary supplements such as Ornithine Alpha-Ketoglutarate, Nucleotides, L-Glutamine and Branched Chain Amino Acids. These supplements play key roles in muscle recovery, muscle growth, and energy maintenance - and protect against muscle damage during stress.

Revitalize:

      Every living thing - including cells and organs - needs a certain amount of energy to function properly. To maintain a healthy immune system, the body must continuously manufacture ATP (Adenosine Triphosphate), the primary energy-carrying molecule. This is a particularly serious challenge for people undergoing medical treatment for degenerative diseases. RESURGEX(TM) helps revitalize energy production by providing important nutrients that support the mitochondria, the area in cells where ATP is produced. These nutrients including D-Ribose, L-Carnitine, and Coenzyme Q10 - are used by almost every living cell and they work to help the body naturally generate the energy it needs for a variety of important functions.

Key Specialty Ingredients in RESURGEX(TM)

      SOD/gliadin is one of the key ingredients contained in RESURGEX(TM), that help to reduce oxidative stress. Other RESURGEX(TM) ingredients which play a role in this category, include the following:

    Beta-1, 3-D-glucans
    Coenzyme Q10
    Fruit polyphenols
    High immunoglobulin whey protein
    L-Glutamine
    L-Lysine Nucleotides

      RESURGEX(TM) builds lean muscle by providing the following high quality protein and other central nutrients including:

    Undenatured whey protein
    Branched chain amino acids
    Instantized casein
    L-Glutamine
    Nucleotides
    OKG (ornithine alpha ketoglutarate)

      RESURGEX(TM) supports mitochondrial function and provides the following nutrients that help increase energy production:

    Coenzyme Q10
    D-Ribose
    SOD/gliadin
    L-Carnitine
    MCT (medium chain triglycerides)
    L-Glutamine

Principal Market
----------------

      The principal market for the Company's products is comprised of patients whose immune systems have been compromised as a result of chronic and acute viral based infections. The first market segment targeted by the Company is patients with HIV caused AIDS cases. Management believes that there is a significant demand and expanding market for RESURGEX(TM) because of the large population of HIV infected persons. Nutritional supplements are steadily becoming an adjunct in the treatment of people living with HIV and AIDS. RESURGEX(TM) is a nutritional supplement targeted to support immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases that cause tissue wasting (weight loss), oxidative stress, mitochondrial failure (fatigue/low energy) and immune dysfunction.

      Long term, the Company plans to expand its focus to patients suffering from other chronic debilitating diseases such as cancer, hepatitis and chronic fatigue syndrome. In addition, we plan to explore RESURGEX(TM)'s application to the health market as a supplement to enhancing health and well being.

Intellectual Property
---------------------

      Millennium owns all rights to the formulation of RESURGEX(TM) and has filed a compositional patent application with respect to this formulation. It also has filed for trademark protection for the name "RESURGEX". These applications are presently pending before the United States Patent and Trademark Office. No assurance can be given that the patent or trademark will be issued or that, if issued, their rights will afford adequate protection to the Company. In addition, the Company relies on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology.

      On July 25, 2001, Millennium entered into an exclusive limited patent sublicense and distribution agreement with Isocell SA, a French company, which owns the rights to the combination of oral administrable SOD/gliadin. Isocell SA also owns the United States patent for Pharmaceutical compositions containing a Superoxide Dismutase which includes gliadin. Pursuant to the License Agreement, Millennium is granted an exclusive sublicense to promote and distribute SOD/gliadin for use as a dietary supplement or functional food in certain defined medical market channels of distribution in North America involving direct sales of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements.

      The License Agreement provides for the sale of SOD/gliadin to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of SOD/gliadin do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum.

Regulatory Environment
----------------------

      The manufacturing, processing, formulation, packaging, labeling and advertising of RESURGEXO are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company plans to sell RESURGEX(TM).

      The "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") broadly regulates nutritional labeling, claims and manufacturing requirements for dietary supplements. The Dietary Supplement Law provides for regulation of Statements of Nutritional Support ("Statements"). These Statements may be made if they are truthful and not misleading and if "adequate" substantiation for the claims is available. Statements can describe claims of enhanced well-being from use of the dietary supplement or product statements that relate to affecting a structure or function of the body. However, Statements cannot claim to diagnose, treat, cure, or prevent any disease, regardless of the possible existence of scientific reports substantiating such claims.

      Statements appearing in dietary supplement labeling must be accompanied by disclaimer stating that the FDA has not evaluated the Statements. Notification to the FDA of these Statements is not considered approval of the Statements. If the FDA determines in possible future proceedings that dietary supplement Statements fail to met the requirements of the Dietary Supplement Law, a product may be subject to regulation as a drug. The FDA retains all enforcement means available to it (i.e. seizure, civil or criminal penalties, etc.), when investigating or enforcing labeling claims.

      The Federal Trade Commission ("FTC") regulates advertising of dietary supplements such as RESURGEX(TM). The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines. Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

      The  Company  is  unable  to  predict  the  nature  of  any  future  laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not possible to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

Medicaid Reimbursement
----------------------

      Approval for reimbursement by state Medicaid programs is important for the marketing efforts undertaken by the Company. To that effect, Millennium had applied for and has recently gained inclusion into the First Data Bank ("FDB"). FDB provides pharmaceutical and nutraceutical pricing and product information to all 50 states, as well as the District of Columbia. FDB, a wholly owned subsidiary of the Hearst Corporation, is the world's leading supplier of healthcare knowledge databases, supplying drug knowledge to over 40,000 pharmacies, 4,000 hospitals, all 50 state Medicaid programs and virtually all major vendor and private drug benefit programs. The majority of drug wholesalers and manufacturers also use one or more of its products. Inclusion in FDB facilitates access to all state Medicaid programs, Managed Care Organizations and other important health care and reimbursement organizations.

      With inclusion in FDB, most state Medicaid organizations qualify RESURGEX(TM) automatically under the open formulary system. Several states, however, require a more formal application process, among them the State of New York. Millennium has applied for approval by Medicaid and ADAP (Aids Drug Assistance Program) for the State of New York. It has completed and submitted its application to the New York State Medicaid Department. In addition, it is selling RESURGEXTM to physicians and obtaining Medicaid reimbursement in New Jersey and Connecticut.

Marketing Strategy
------------------

      Millennium will seek to build awareness and brand name recognition by cooperating with recognized researchers and scientists that are most likely to advocate proactive approaches to therapeutic treatments. While these relationships bring to the Company valuable expertise they will be sought also to potentially facilitate the successful demonstration of the benefits gained from the use of Millennium's products.

      A successful marketing strategy for RESURGEX(TM) emphasizes support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes RESURGEXO in its universe of products that qualify for reimbursement when prescribed by the medical profession. With reimbursement covered, doctors can prescribe it to their patients and more persons in need can have access to it. This carries certain significance since many people in the target groups are economically disadvantaged. The recent inclusion of RESURGEX(TM) in First Data Bank resulted in approval under the open formula category, by 42 states, including the important markets of New Jersey and Connecticut. As noted above, the Company also has moved to obtain approval by Medicaid and ADAP in New York.

      The tri-state New York geographical area accounts for a substantial number of the persons affected by immune systems dysfunction in the United States. The Company's goal is to reach a minimum of ten percent of this market within three years.

Competition
-----------

      There are many other nutraceutical products on the market that have been approved for Medicaid reimbursement in various states as dietary supplements in the field of immuno-deficiencies. However, RESURGEX(TM) is the only product available that features the patent-protected SOD/Gliadin formulation. Millennium has the exclusive right to market and distribute

SOD/gliadin in certain defined medical markets in the North America. There can be no guaranty, however, that a competitive product will not emerge with features and characteristics that are superior to those of RESURGEX(TM).

Product Production
------------------

      All manufacturing, warehousing and distribution functions are outsourced to various vendors and suppliers.

Seasonality and Dependency
--------------------------

      The industry segment in which the Company does business is not seasonal.

Employees
---------

      As of November 1, 2001, the Company employed nine persons, of whom three were primarily engaged in sales and marketing, two in research and development, and four in managerial and general administrative functions. The Company has no collective bargaining agreements with its employees.

Corporate History and Anticipated Corporate Changes
---------------------------------------------------

      Regent, formerly known as NMC Corp., was incorporated in the State of Delaware on November 28, 1967 and changed its name to International Madison Holdings Corp. in August 1997. In September 1997, International Madison Holdings Corp. changed its name to Regent Group, Inc. In February 1997, Regent sold its only operating division, Krystal Fountain Water Company Limited.

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

      On July 14, 1999, Regent acquired all outstanding membership interests of Siren.com, LLC ("Siren"), against 11,550,000 shares of newly issued restricted common stock. Siren owned and operated financially oriented web sites, resulting in recognition of goodwill of $17,324,000. On June 30, 2000, the former members of Siren returned 7,620,346 shares to the Company. The purchase price and the acquired goodwill was reduced by $11,434,000. As of July 31, 2000, the Company determined there was an impairment in the measurement of goodwill, and approximately $5.6 million was written off through a charge to operations. In December 2000, the Siren entity and web sites were sold by exchanging the subsidiary and web sites for debt owed by the Company.

      On April 3, 2000 the Company executed a merger agreement with Vulcan Minerals and Energy, Inc. (formerly Playa Minerals and Energy, Inc., herein, "Vulcan"), a company engaged in the acquisition and development of oil and gas reserves. On February 26, 2001, the Company received notification from Vulcan that Vulcan was exercising its right to terminate the merger agreement.

      On July 27, 2001, the Company consummated the Merger with Millennium. As a result of the Merger:

o     Millennium is Regent's wholly-owned subsidiary;
o     Millennium paid $145,000 of our debts;
o the Millennium stockholders received .025 shares of our newly created series D Preferred Stock ("D Preferred Stock") in exchange for each share of their Millennium common stock;
o each share of D Preferred Stock is convertible into 641.215 shares of our common stock and entitles the holder of D Preferred Stock to 641.215 votes; and
o a total of 237,049.7 shares of D Preferred Stock were issued to the Millennium stockholders, which, at that time, entitled the Millennium stockholders to approximately 96.2% of the voting rights of our capital stock.

      In furtherance of the Merger, the Company plans to effect the following corporate transactions, all of which require stockholder approval:

      o increase the authorized shares of Common Stock from 20,000,000 shares, $0.06-2/3 par value to 75,000,000 shares, $0.001 par value to provide sufficient authorized but unissued shares of Common Stock to permit conversion of all outstanding shares of Preferred Stock, exercise of outstanding options and warrants and the raising of additional funds through the sale of the Company's securities;
      o effect a reverse split of issued and outstanding shares of Common Stock to decrease the amount of shares of Common Stock that will be issued and outstanding after conversion of the D Preferred Stock;
      o     change Regent's name to "Millennium Biotechnologies Holdings, Inc.";
            and
      o     adopt an employee stock option plan.

      The Board of Directors estimates that the ratio of the reverse split will be one-for-12. Stockholders owning a majority of the Company's voting stock have indicated that they will approve the foregoing resolutions. Accordingly, the Company plans on filing an information statement on Schedule 14C to effect these actions.

ITEM 2. DESCRIPTION OF PROPERTIES

      The Company's administrative facilities are located in approximately 2,200 square feet leased office space at One Anderson Hill Road, Bernardsville, New Jersey, for which the Company has entered into a five-year lease that commenced January 1, 2001. The lease calls for monthly base rent of $5,807 plus allocated expenses. All manufacturing, warehousing and distribution functions are outsourced and corresponding facilities are operated by third entities.

      The Company plans to move its primary headquarters operations in the near future to larger facilities in the same area and sublet its current facilities. In October 2001, the Company signed a five-year lease commencing in May 2002, for approximately 4,500 square feet of office space. The lease calls for monthly base rent of $9,116 plus allocated expenses and taxes during the first two years. Base rent increases to $9,876 per month for the last three years of the term. This lease has been personally guaranteed by an officer of the Company.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not presently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Regent's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for one share of Common Stock. These prices were obtained from the Pink Sheets LLC. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

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

                                                            Bid Prices
                                                            ----------
                                                          High       Low
                                                          ----       ---
Fiscal Year ended July 31, 2000
-------------------------------

         First Quarter .........................        $ 1.6875   $ 0.40625
         Second Quarter ........................          0.4375     0.23
         Third Quarter .........................          0.78125    0.22
         Fourth Quarter ........................          0.625      0.375

Fiscal Year Ended July 31, 2001
-------------------------------

         First Quarter .........................        $ 0.625    $ 0.375
         Second Quarter ........................          0.65625    0.3125
         Third Quarter .........................          0.54       0.55
         Fourth Quarter ........................          0.15       0.072

Fiscal Year Ending July 31, 2002
--------------------------------

         First Quarter .........................        $ 0.50     $ 0.16

      As of November 1, 2001, there were approximately 1,209 holders of record of the Company's Common Stock. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock, 67 holders of record of the Company's Series C Preferred Stock and approximately 96 holders of record of the Company's D Preferred Stock.

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

Recent Sales of Unregistered Securities
---------------------------------------

      (i) Prior to the Merger and between August 2000 and October 2000, the Company sold an aggregate of 160,000 shares of Common Stock at a price of $.25 per share to three individual accredited investors. These securities were offered and issued without an underwriter in reliance upon the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act"), provided by Rule 506 of Regulation D promulgated under the Securities Act.

      (ii) In July 2001, the Company issued a total of 519,769 shares of Common Stock to five creditors in return for cancellation of an aggregate $95,293 in payables.

      (iii) In July 2001, the Company issued a total of 237,049.7 shares of D Preferred Stock to the shareholders of Millennium in exchange for all outstanding shares of the common stock of Millennium in the Merger. Each share of D Preferred Stock is convertible into 641.214 shares of the Company's Common Stock. These securities were offered and issued without an underwriter in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act. The Company paid an aggregate of $75,000 and, following the anticipated reverse split, will issue 315,000 shares of common stock as finders' fees in connection with the Merger.

      (iv) In July 2001, the Company sold an aggregate of 416.65 shares of D Preferred Stock and 133,580 common stock purchase warrants to an individual accredited investor for $10,000. In addition, the Company issued 3,732.15 D Preferred Stock and 435,112 common stock purchase warrants to three individual accredited investors; in consideration of their previous investment of $91,000 in Millennium. These securities were offered and issued without an underwriter in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      During the last two fiscal years ended July 31, 2000 and 2001, and until its acquisition of Millennium, the Company had no material operations or sources of revenue. Millennium itself began operations at the end of 2000 and started realizing revenues in September 2001

Results of Operations
---------------------

      The statement of operations included in the accompanying financial statements does not include the operations of Millennium, which the Company acquired days before the end of the fiscal year ended July 31, 2001. However, until the sale of its Siren subsidiary in December 2000, the Company included the operating results of Siren in the statement of operations from the date of acquisition. Earlier in 2000, the Company had determined that the measurement value of the goodwill resulting from the acquisition of Siren had been impaired and that a more realistic valuation would be the write-down of goodwill to $0. In connection with the impairment with respect to the measurement of goodwill, approximately $5.6 million of goodwill was written off through a charge to operations during the fourth quarter of the fiscal year ended July 31, 2000.

Fiscal Year 2001 Compared to Fiscal Year 2000
---------------------------------------------

      The Company's sole potential source of revenues during fiscal 2001 was from its Siren subsidiary which ceased operations during the first quarter of the fiscal year. Thereafter, until the Merger, management essentially acted in a caretaker function while pursuing potential merger possibilities with viable candidates. In December 2000, the Siren entity and web sites were sold by exchanging the subsidiary and web sites for nominal debt owed by the Company.

      Revenues during the fiscal year ended July 31, 2001 amounted to $5,831. In the absence of sufficient income, management started reducing operations. General and administrative expenses during the year totaled $566,731 compared to $808,889 during the previous fiscal year. The resulting operating loss for fiscal 2001 was reduced by a gain of $66,635 from the disposition of marketable securities held by the Company. The result for the entire year was a net loss of $499,665 or $0.09 per share. Fiscal year 2000 showed a net loss of $6,133,549 or $0.49 per share which included a write-off of good will in the amount of approximately $5,600,000.

Liquidity and Capital Resources
-------------------------------

      At the time of the Merger on July 27, 2001, the Company had virtually no assets and carried payables of $329,100. Pursuant to the Merger Agreement, Millennium paid down $146,000 of these liabilities. The balance is to be retired during November 2001. At July 31, 2001, liabilities amounted to $233,100, with resulting negative stockholders' equity.

      The Company's balance sheet at July 31, 2001, shows a negative equity position in the amount of $(502,775). At that time, after eight months' of establishing a marketing and administrative infrastructure and further developing RESURGEX(TM) towards market introduction, Millennium began to generate revenues. Through July 31, 2001, Millennium and, subsequent to the Merger, the Company, raised an aggregate of $695,500 through private placements of securities to accredited private investors.

      The combined balance sheet at July 31, 2001 has assets totaling approximately $277,000, liabilities of $780,000, and a working capital deficit of $553,000. However, since July 31, 2001, the Company has raised additional funds of approximately $1,477,000 in private placements of its Common and D Preferred stock to accredited private investors. Management believes, but cannot assure, that the funds obtained though these transactions together with additional capital that the Company may procure from further equity or debt financings, will be sufficient to fund current and anticipated future operations until the Company achieves positive cash flow from the sale of RESURGEX(TM).

Millennium's Plan of Operations
-------------------------------

      Over the next 12 months, the Company plans to continue and expand the market introduction of RESURGEXO, initially in the tri-state New York/New Jersey/Connecticut area and in Philadelphia, Baltimore and Washington, D.C. and later throughout the U.S. and Canada. This program involves the promotion of brand recognition through inclusion in the First Data Bank network, cooperation with recognized personalities in the medical/nutritional community, and direct sales efforts directed towards pharmacies and physicians. Where necessary and desirable from a marketing point of view, the Company will undertake to apply for approval by certain Medicaid organizations that do not automatically adopt the First Data Bank open formula categorization of RESURGEXO for purpose of reimbursement qualification in their area.

      To accomplish the foregoing, the Company anticipates that it will need to continue its research and development and significantly expand its sales force and supporting infrastructure. To accommodate such larger operations, the Company's administrative headquarters will move to larger facilities in the north central New Jersey area in the Spring of 2002. Management believes, but cannot assure that it will be able to cover the foregoing costs from cash on hand from its recent and on-going financing activities, operating revenues and the proceeds from future equity and/or debt securities offerings and warrant exercises. In the event that expenses are greater than anticipated, revenues from product sales are less than anticipated, proceeds from future financings are less than anticipated and/or certain other unforeseen circumstances occur, the Company may be required to cut back certain of its activities.

ITEM 7. FINANCIAL STATEMENTS

      The Company's Financial Statements and Notes to Financial Statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S_B and are located at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

      As reported by the Company in its Form 8-K filed on October 10, 2001, the Company dismissed its former independent accountants, the firm of Wiener, Goodman & Company, P.C., and appointed the accountants for its subsidiary, Millennium, the firm of Rosenberg Rich Baker Berman and Company, as the Company's independent auditors.

      There were no disagreements with either accountant on accounting or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The current executive officers, directors and other significant employees of the Company and Millennium are as follows:

Name                           Age              Position
----                           ---              --------

Jerry E. Swon                  52      President, Chief Executive Officer,
                                       Chairman of the Board of the Company
                                       and Millennium

Bruce L. Deichl                54      Chief Operating Officer and Director
                                       of the Company and Millennium and
                                       Secretary of the Company

Michael G. Martin              50      Company Director

David Sargoy                   42      Company Director

Carl Germano                   47      Executive Vice President, Research and
                                       Product Development for Millennium

Christopher R. DeMarzo         36      Executive Vice President, Sales &
                                       Marketing for Millennium

John Swon                      27      Vice President, Business Development
                                       for Millennium

Jerry T. Swon                  24      Assistant Vice President, Sales &
                                       Marketing for Millennium

      Jerry E. Swon is the father of John Swon and Jerry T. Swon. There are no other family relationships among the Company's officers and directors. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board.

      A summary of the business experience for each of our officers and directors is as follows:

Jerry E. Swon

      Mr. Swon, a founder of Millennium, has been Millennium's President and Chief Executive Officer since its formation, and the Company's President, Chief Executive Officer and Chairman of the Board since July 27, 2001. Prior to joining Millennium, and since 1992, Mr. Swon was the Chief Executive Officer of Royal Capital Inc., a New Jersey based company, which provided financial consulting and corporate structuring services to private and public companies. In 1998, Mr. Swon served as Chief Executive Officer and as a Director of Magnitude Information Systems Inc., a company engaged in the design and development of ergonomic software for office uses. Mr. Swon received a B.A. degree from Hamline University in 1972.

Bruce L. Deichl

      Mr. Deichl, a founder of Millennium, has been Millennium's Chief Operating Officer since its formation, and the Company's Chief Operating Officer, Secretary and a Director since July 27, 2001. Since 1998, Mr. Deichl has been the President of Tax Transfer Corp., a private company engaged in the structuring and placement of tax losses for small tech and biotech companies located in the State of New Jersey. In 1998, Mr. Deichl served as a Director of Magnitude Information Systems, Inc. Mr. Deichl has also been an executive vice president of Royal Capital Inc. since 1996. Mr. Deichl earned a B.A. in Economics from the University of Notre Dame in 1969.

Michael G. Martin

      Mr. Martin was appointed a Director of the Company on October 15, 2001. In 1991, Mr. Martin founded Magnitude Information Systems, Inc. (then known as Proformix, Inc.), a company engaged in the design and development of ergonomic software for office uses. Mr. Martin served as the Chairman and President of Magnitude Information Systems Inc. from 1991 until 1999. Since June 2000, Mr. Martin has served as the director of business development for the Behrle Group, a regional interior office design company. Mr. Martin received a B.A. degree from Bloomsburg State College in 1972.

David Sargoy

      Mr. Sargoy was appointed a Director of the Company on October 15, 2001. From January 1997 to the present, Mr. Sargoy has been a Director of the commercial real estate division of Brown Harris Stevens. Prior to 1997, Mr. Sargoy was a partner in Willrock L.I. Inc., a commercial real estate company. Mr. Sargoy received a Bachelor of Science degree from Ithaca College in 1979 and an M.B.A. from Washington University in 1981.

Carl Germano

      Mr. Germano serves as Millennium's Executive Vice President of New Product Development & Research. He is a registered, certified and licensed nutritionist. Mr. Germano holds a master's degree in clinical nutrition from New York University and has over 22 years experience using innovative, complementary nutritional therapies in private practice. For the last 15 years he has dedicated his efforts to research and product development for the nutritional supplements industry, where he has been instrumental in bringing cutting-edge nutritional substances and formulations to the health/dietary supplement industry. From April 1999 to July 2001, Mr. Germano was Senior Vice President of Research and Product Development for Nutratech, Inc., a nutraceutical raw materials supplier. From 1992 to 1999, he was Vice President of Product Development and Research for Solgar Vitamin and Herb, a division of American Home Products Corporation.

Christopher R. DeMarzo

      Mr. DeMarzo, presently the Executive Vice President of Sales and Marketing of Millennium, has held executive positions with sales and marketing responsibility in the pharmaceutical and health related industries for over twelve years. From 1988 to 1997, he was employed by Health Management, Inc., a specialty pharmaceutical health concern, rising to the position of National Sales Manage. From 1997 to July 2001, Mr. DeMarzo was National Vice President of Sales for Bellco Health, a wholesaler, distributor and pharmacy for certain specialty drugs. Mr. DeMarzo earned a BS degree in Health Education/Health Administration from the State University of New York in 1986.

John Swon

      Mr. Swon has been Millennium's Vice President of Business Development since April 1, 2001. Mr. Swon was employed by Tax Transfer Corporation of New Jersey from October 1998 to March 2001. During that period he also was employed by Royal Capital Inc. Mr. Swon received a BA in Government from Skidmore College in 1998.

Jerry T. Swon

      Mr.  Swon  has  been  Millennium's  Assistant  Vice  President  of Sales &
Marketing since April 2001. He has been employed by Millennium since its inception. Mr. Swon received a BS in Business Management from Skidmore College in 2000.

Compensation of our Directors
-----------------------------

      Each of the Company's directors received 1,600,000 warrants to purchase our common stock at an exercise price of $0.25 per share for their services as advisors of the Company and members of our board of directors. The warrants have certain piggy-back registration rights. Directors who are non-officers or non-employees may, at our discretion, receive nominal compensation to cover travel costs.

Employment Agreements
---------------------

Jerry E. Swon

      Pursuant to an employment agreement, dated April 1, 2001, with Millennium, Jerry Swon is entitled to a base salary of $150,000 pro rated for 2001; $250,000 per year for 2002; and $300,000 per year for the following years. In the first year of the term, payment of up to 40% of Mr. Swon's base salary shall be deferred until such time as Millennium, in its reasonable judgment, has the financial resources to pay such deferred compensation. Millennium acknowledges deferred compensation due to Mr. Swon as of July 31, 2001, in the amount of $45,000 for services rendered prior to July 31, 2001. In addition to the base salary Millennium may pay an annual bonus during each year of the term, at its sole discretion. Mr. Swon also receives a monthly expense allowance.

Bruce L. Deichl

      Pursuant to an employment agreement, dated April 1, 2001, with Millennium, Bruce Deichl is entitled to a base salary of $150,000 per year pro rated for 2001; $250,000 per year for 2002; and $300,000 per year for the following years. In the first year of the term, payment of up to 40% of Mr. Deichl's base salary shall be deferred until such time as Millennium, in its reasonable judgment, has the financial resources to pay such deferred compensation. Millennium acknowledges deferred compensation due to Mr. Deichl as of July 31, 2001, in the amount of $45,000 for services rendered prior to July 31, 2001. In addition to the base salary Millennium may pay an annual bonus during each year of the term, at its sole discretion. Mr. Deichl also receives a monthly expense allowance.

Carl Germano

      Pursuant to a five year employment agreement, dated May 18, 2001, with Millennium, Carl Germano was appointed Senior Vice President of New Product Development & Research. He is entitled to a base salary of $200,000 per year. In addition to the base salary Millennium will pay Mr. Germano a bonus equal to .008 of the gross proceeds from the sales of RESURGEXTM each calendar quarter and .008 of the gross profits of other Millennium products. He also received options to purchase 26,365.6 shares of D Preferred Stock at $20.00 per share of which 20% vested upon the signing of the employment agreement and the balance vest 20% per year. Mr. Germano also receives a monthly automobile allowance.

Christopher R. DeMarzo

      Pursuant to a four year employment agreement, dated July 2, 2001, with Millennium, Christopher R. DeMarzo was appointed Executive Vice President of Sales and Marketing. He is entitled to a base salary of $150,000 per year. In addition to the base salary Millennium will pay Mr. DeMarzo an annual bonus based upon Millennium obtaining certain minimum annual sales. The bonus ranges from $55,000 for the first year, provided the Company generates at least $7,000,000 in sales during that year, to $87,500 for the fourth year, provided the Company generates at least $25,000,000 in sales during that year. He also received options to purchase 15,000 shares of D Preferred Stock at $20.00 per share of which 20% vested upon the signing of the employment agreement and the balance vest 20% per year.

John Swon

      Pursuant to a three year employment agreement, dated May 1, 2001, with Millennium, John Swon was appointed Vice President of Business Development. He is entitled to a base annual salary of $50,000 during the first year with 10% annual increases each year thereafter. In addition to the base salary Millennium will pay Mr. Swon a bonus equal to .01663 of the gross proceeds from the sales of RESURGEX(TM) and .01663 of the gross profits of other Millennium products. He also received options to purchase 6,250 shares of D Preferred Stock at $20.00 per share.

Jerry T. Swon

      Pursuant to a three year employment agreement, dated May 1, 2001, with Millennium, Jerry T. Swon was appointed Assistant Vice President of Marketing and Sales. He is entitled to a base annual salary of $50,000 during the first year with 10% annual increases each year thereafter.. In addition to the base salary Millennium will pay Mr. Swon a bonus equal to .01663 of the gross proceeds from the sales of RESURGEX(TM) and .01663 of the gross profits of other Millennium products. He also received options to purchase 6,250 shares of D Preferred Stock at $20.00 per share.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal years ended July 31, 2001, 2000 and 1999, the compensation awarded to, earned by or paid to persons who served as the Company's Chief Executive Officer or in similar function during the fiscal year ended July 31, 2001, and such information with respect to other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended July 31, 2001 (collectively, the "Named Executive Officers").

                                                                                             Long-Term Compensation
                                                                                   ---------------------------------------------
                                           Annual Compensation                             Awards              Payouts
                               Fiscal                              Other           Restricted  Securities              All
                               Year                                Annual          Stock       underlying   LTIP       Other
 Name and Principal            Ended       Salary         Bonus    Compensation    Award       Options      Payouts    Compen-
   Position                   July 31        ($)           ($)     ($)             ($)           SARs       ($)        sation($)
 ------------------           -------      ------        ------    ------------    ----------  ----------   -------    ---------
Jerry E. Swon (1)              2001        75,000        25,000       (4)             -0-        -0-          -0-         (4)
President, CEO                 2000        -0-           -0-          -0-             -0-        -0-          -0-         -0-

                               1999        -0-           -0-          -0-             -0-        -0-          -0-         -0-

Bruce L. Deichl (2)            2001        75,000        25,000       (4)             -0-        -0-          -0-          (4)
COO, Secretary                 2000        -0-           -0-          -0-             -0-        -0-          -0-         -0-

                               1999        -0-           -0-          -0-             -0-        -0-          -0-         -0-

Robert M. Long (3)             2001        40,000        -0-          -0-             -0-        -0-          -0-         -0-
Chairman of the Board          2000        -0-           -0-          -0-             -0-        -0-          -0-         -0-

                               1999        -0-           -0-          -0-             -0-        -0-          -0-         -0-

----------


(1) Salary includes $25,000 paid to Mr. Swon for services in the period from November 2000 through March 2001 under a consultancy arrangement. Mr. Swon also received warrants to purchase 1,600,000 common shares of the Company, exercisable during five years at $0.25 per share.

(2) Salary includes $25,000 paid to Mr. Deichl for services in the period from November 2000 through March 2001 under a consultancy arrangement. Mr. Deichl also received warrants to purchase 1,600,000 common shares of the Company, exercisable during five years at $0.25 per share.

(3) Mr. Long served as the Company's chairman of the board until July 27, 2001.

(4) The named individual receives a non-accountable expense allowance of $1,500 per month. The value of other non-cash compensation paid to individuals named above did not exceed 10% of the aggregate cash compensation or $50,000, paid to such individual, or to all executive officers as a group.

Stock Options /Stock Purchase Warrants:

      The following table sets forth stock options and stock purchase warrants granted during the fiscal year ended July 31, 2001 and subsequent thereto to executive officers, directors, other significant employees and beneficial owners of more than 10 percent of any class of equity securities of the Company and executive officers, directors and other significant employees of Millennium:

--------------------------------------------------------------------------------------------------
                  Number of Common          % of Total Options
                  Shares(1) Underlying      Granted to Employees    Exercise           Expiration
Name              Options and Warrants       in Fiscal Year         Price ($/Sh.)(1)   Date

--------------------------------------------------------------------------------------------------
J.E. Swon               1,600,000                 4.2%                 $0.25            4/1/2006
B. Deichl               1,600,000                 4.2%                 $0.25            4/1/2006
M. Martin               1,600,000                 n/a                  $0.25            10/15/2006
D. Sargoy               1,600,000                 n/a                  $0.25            10/15/2006
D. Miller               2,404,556                 n/a                  $0.0312          5/1/2006
Jane Swon              12,824,300                 n/a                  $0.0312          1/31/2006
P.E. Wishart           12,824,300                 n/a                  $0.0312          1/31/2006
C. Germano             17,406,034(2)              45.3%                  (2)               (2)
C. DeMarzo              9,768,225(3)              25.5%                  (3)               (3)
John Swon               4,007,593                 10.4%                $0.0312          5/1/2006
J. T. Swon              4,007,593                 10.4%                $0.0312          5/1/2006

----------

(1) Where options or warrants had been granted for common shares of Millennium, now exercisable for Series D Stock of the Company pursuant to the terms of the Merger Agreement, such Millennium shares and related exercise prices have been translated into shares of the Company's common stock issuable upon conversion of D Preferred Stock and the exercise prices have been restated accordingly.

(2) Includes options for 16,906,034 shares exercisable at $0.0312 per share that expire on May 18, 2006. 20% of these options currently are vested and the balance vest over the next four years. Also includes fully vested options for 500,000 shares exercisable at $0.25 per share that expire on August 17, 2006.

(3) Includes options for 9,618,225 shares exercisable at $0.0312 per share that expire on July 2, 2006. 20% of these options currently are vested and the balance vest over the next four years. Also includes fully vested options for 150,000 shares exercisable at $0.25 per share that expire on August 17, 2006.

      For information concerning compensation of directors and employment agreements with executive officers, see Part III. Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of November 1, 2001 the beneficial ownership of Common Stock of the Company and of the common share equivalents of the D Preferred Stock, the Company's only classes of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each of the Company's directors and Executive Officers and (iii) all directors and officers as a group.

      For purposes of this table, as of November 1, 2001, our total outstanding common shares are 170,842,537 which includes the following: (i) 12,979,572 shares of common stock issued and outstanding as of November 1, 2001; (ii) 157,862,965 shares of common stock issuable upon conversion of the outstanding shares of D Preferred Stock; and
(iii) the amendment of our charter to increase our authorized common stock to at least cover the issued and outstanding shares of common stock plus the number of common shares underlying conversion rights of certain preferred stock and the common shares underlying options and warrants issued and outstanding. All of our outstanding shares of D Preferred Stock are deemed to have been converted into common stock on a 641.215-for-one basis. Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common and preferred stock owned by them.

Name and Address                        Amount of                            Percentage of
of Beneficial                           Common Stock                         Voting Stock
Owner(1)                                Beneficially owned                   Outstanding (2)
----------------                        ------------------                   ---------------
Robert M. Long                              173,423(3)                           **

Anthony Vickerson                           151,333(4)                           **

Jane Swon                                47,459,929(5)                           25.8%

P. Elayne Wishart                        46,097,347(6)                           25.1%

Jerry E. Swon                             1,600,000(7)                           **

Bruce L. Deichl                           1,600,000(8)                           **

David Sargoy                              1,840,456(9)                            1.1%

Michael G. Martin                         1,600,000(10)                          **

David Miller                             32,862,269(11)                          19.0%

Carl Germano                              4,381,207(12)                           2.5%

Christopher DeMarzo                       2,223,645(13)                           1.3%

Jerry T. Swon                             4,007,594(14)                           2.3%

John Swon                                 4,007,594(14)                           2.3%

All Current Directors, Officers
and other significant
employees as a Group (8 persons)         20,370,040(7)(8)(9)(10)(12)(13)(14)     11.1%

----------
** Less than 1%

(1) The address of each beneficial owner is c/o Regent Group, Inc., One Anderson Hill Rd., Suite 103, Bernardsville, NJ 07924.

(2) The information contained in this table reflects beneficial ownership, which means generally any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including through the exercise of options, warrants or other rights, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(3) Mr. Long served as a director of the Company until October 15, 2001. All of the shares listed are owned by Longview Partners. Mr. Long has sole voting and dispositive power of the shares of common stock held by Longview Partners.

(4) Mr. Vickerson served as Chief Operating Officer until July 27, 2001 and as a Director of the Company until October 15, 2001. All of the shares listed are owned by Redstone Partners, Inc. Mr. Vickerson has sole voting and dispositive power of the shares of common stock held by Longview Partners.

(5) Includes all shares of Common Stock into which Ms. Swon's D Preferred Stock are convertible and all shares of Common Stock into which the D Preferred Stock, issuable upon exercise of her warrants, are convertible. In this regard, Ms. Swon acquired 54,015.625 shares of D Preferred Stock pursuant to the Merger in exchange for 2,160,625 shares of Millennium common stock. Her 54,015.625 shares of D Preferred Stock are convertible into an aggregate of 34,635,629 shares of the Company's common stock. The Company intends to convert all of the D Preferred Stock into shares of its common stock within the next 60 days. The foregoing does not include 4,412.7 shares of D Preferred stock that she intends to transfer to each of three individuals in furtherance of a settlement by her husband, Jerry Swon, of a 1995 civil lawsuit. In addition, Ms. Swon is the registered holder of five year warrants to purchase 800,000 shares of Millennium at $.50 per share. As a result of the Merger, the warrants now entitle the holder to purchase 20,000 of the Company's D Preferred Stock. Assuming that all of the 20,000 shares of D Preferred Stock is converted into common stock of the Company, the warrants entitle Jane Swon to purchase 12,824,300 additional shares of the Company's common stock at an exercise price of $0.0312 per share. Jerry
E. Swon, Ms. Swon's husband, disclaims beneficial ownership of all Company securities owned by Ms. Swon.

(6) Includes all shares of Common Stock into which Ms. Wishart's D Preferred Stock are convertible and all shares of Common Stock into which the D Preferred Stock, issuable upon exercise of her warrants, are convertible. In this regard Ms. Wishart acquired 51,890.625 shares of D Preferred Stock of the Company pursuant to the Merger in exchange for 2,072,385 shares of Millennium common stock. Ms. Wishart's 51,890.625 shares of D Preferred Stock are convertible into an aggregate of 33,273,047 shares of the Company's common stock. The Company intends to convert all of the shares of D Preferred Stock into shares of the Company's common stock within the next 60 days. The foregoing does not include 4,412.7 shares of D Preferred stock that she intends to transfer to each of three individuals in furtherance of a settlement by her husband, Bruce Deichl, of a 1995 civil lawsuit. In addition, Ms. Wishart is the registered holder of five year warrants to purchase 800,000 shares of Millennium at $.50 per share. As a result of the Merger, the warrants now entitle the holder to purchase
20,000 of the Company's D Preferred Stock. Assuming that all of the 20,000 shares of D Preferred Stock is converted into common stock of the Company, the warrants entitle Ms. Wishart to purchase 12,824,300 additional shares of the Company's common stock at an exercise price of $0.0312 per share. Bruce Deichl, Ms. Wishart's husband, disclaims beneficial ownership of all Company securities owned by Ms. Wishart.

(7) Includes 1,600,000 warrants to purchase shares of the Company's common stock at $0.25 per share. The warrants have a cashless exercise provision and include certain piggyback registration rights. Does not include any securities owned by Jane Swon, Mr. Swon's spouse, which securities Mr. Swon disclaims beneficial ownership.

(8) Includes 1,600,000 warrants to purchase shares of our common stock at $0.25 per share. The warrants have a cashless exercise provision and include certain piggyback registration rights. Does not include any securities owned by P. Elayne Wishart, Mr. Deichl's spouse, which securities Mr. Deichl disclaims beneficial ownership.

(9) Includes 1,600,000 warrants to purchase shares of our common stock at $0.25 per share. The warrants have a cashless exercise provision and include certain piggyback registration rights.

(10) Includes 1,600,000 warrants to purchase shares of our common stock at $0.25 per share. The warrants have a cashless exercise provision and include certain piggyback registration rights.

(11) Mr. Miller holds options to purchase 150,000 shares of Millennium common stock, which are exchangeable into shares of our D Preferred Stock which are convertible into 2,404,557 shares of common stock pursuant to the terms of the Merger Agreement. Mr. Miller's holding include these 2,404,557 shares of common stock.

(12) Mr. Germano holds options to purchase 1,054,625 shares of Millennium common stock, of which 210,925 are vested as of October 1, 2001 and are exchangeable into shares of D Preferred Stock convertible into 3,381,207 shares of Company common stock pursuant to the terms of the Merger Agreement. Mr. Germano's holdings include these 3,381,207 shares of common stock. Also includes shares issuable upon exercise of options to purchase 500,000 shares of Company common stock.

(13) Mr. DeMarzo holds options to purchase 600,000 shares of Millennium common stock, of which 120,000 are vested as of October 1, 2001 and are exchangeable into shares of our D Preferred Stock convertible into 1,923,645 shares of Company common stock pursuant to the terms of the Merger Agreement. Mr. DeMarzo's holdings include these 1,923,645 shares of common stock. Also includes shares issuable upon exercise of options to purchase 150,000 shares of Company common stock.

(14) Jerry T. Swon and John Swon each hold options to purchase 250,000 shares of Millennium common stock, which are exchangeable into shares of our D Preferred Stock which are convertible into 4,007,593 shares of common stock pursuant to the terms of the Merger Agreement. Jerry T. Swon's and John Swon's holding each include the 4,007,593 shares of common stock issuable upon exercise of their respective options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In July 1999, Regent issued a convertible note to Robert Platek, one of its then principal stockholders, in connection with a $200,000 loan by Mr. Platek to Regent. The note is convertible into shares of Regent common stock at an exercise price of $1.00 per share. Regent recorded interest expense in the amount of $5,400 and $5,081 for the years ended July 31, 2001, and July 31, 2000, respectively, in connection with this note. In December 1999, the note was transferred to an unaffiliated third party. As of July 31, 2001, the note had an outstanding principal balance of $80,000, originally due on September 30, 2001. Pursuant to an agreement made after the end of the fiscal year, the holder of the note agreed to convert the note into 1,663.51 shares of Series D Convertible Stock.

      In June 2000, each of the Regent stockholders who was also the founding members of Siren Group, Inc., contributed to Regent 75% of their shares of Regent common stock. Each stockholder originally received their Regent shares in connection with Regent's acquisition of Siren Group, Inc. As a result of the foregoing, Regent received and cancelled an aggregate of 7,620,346 shares of its common stock assigned back to Regent by the Siren members.

      Millennium retained the services of David Miller, a principal stockholder, pursuant to a consulting agreement, dated May 1, 2001 to advise and assist it on sales, marketing and the development of its customer base and products. The term of the agreement is for three years commencing on May 1, 2001 unless terminated as provided for in the agreement. Mr. Miller receives an annual compensation of $48,000 and received options to purchase 150,000 shares of common stock, which are exchangeable into 3,750 shares of our D Preferred Stock which in turn are convertible into 2,404,557 shares of our common stock pursuant to the terms of the Merger Agreement.

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his right, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,000,000 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to .0333 of the gross sales of RESURGEX(TM) and .033 of the gross profit from the sale of any additional products of Millennium. The royalty is payable thirty days following the end of each calendar quarter with respect to sales completed during such calendar quarter.

      On January 11, 2001 Millennium entered into Royalty and Investment Agreements with Jane Swon (spouse of Jerry Swon) and P. Elayne Wishart (spouse of Bruce Deichl). Pursuant to such Agreements, Ms. Swon and Ms. Wishart were each issued 3,000,000 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to .033 of the gross sales of RESURGEX(TM) and .033 of the gross profit from sale of any additional products. The royalties are payable for each calendar quarter.

      We believe that all of the transactions set forth above with persons affiliated with us were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Description

3.1   Certificate of Incorporation and Bylaws of the Company.(1)

3.2   Certificate of Incorporation and Bylaws of Millennium.

4.1   Certificate of Designations filed July 26, 2001

9.1 Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001. (2)

9.2   License Agreement with Isocell SA.(3)

10.3 Royalty and Investment Agreement between Millennium and P. Elayne Wishart dated January 11, 2001.

10.4 Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.

10.5 Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.

10.6 Employment Agreement between Millennium and Jerry E, Swon dated April 1, 2001.

10.7  Employment  Agreement  between  Millennium and Bruce Deichl dated April 1,
      2001.

21.1  Subsidiaries of the Small Business Issuer.

----------

(1) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on August 10, 2001 and incorporated herein by reference.

(3) Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

Reports on Form 8-K
-------------------

      No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended July 31, 2001.

      Statements contained in this 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to the Company's Registration Statement or is included in the forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGENT GROUP, INC.

                                By  /s/ Jerry E. Swon
                                    -------------------------------------
                                    Jerry E. Swon
                                    President and Chief Executive Officer
                                    Date: November 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                         Date: November 21, 2001
                     /s/ Jerry E. Swon
                     -------------------------------
                     Jerry E. Swon
                     Chief Executive Officer,
                     Chairman of the Board

                                                         Date: November 21, 2001
                     /s/ Bruce L. Deichl
                     -------------------------------
                     Bruce L. Deichl
                     Chief Operating Officer,
                     Director

                                                         Date: November   , 2001
                     _______________________________
                     Michael G. Martin
                     Director

                                                         Date: November 21, 2001
                     /s/ David Sargoy
                     -------------------------------
                     David Sargoy
                     Director

SUPPLEMENTAL INFORMATION

      Supplemental  Information  to be Furnished  With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                             Not Applicable.

                       Regent Group, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                  July 31, 2001

                       Regent Group, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements

                                                                          Page

Independent Accountant's Report ........................................  F-1

Financial Statements

     Consolidated Balance Sheet ........................................  F-2

     Consolidated Statements of Operations .............................  F-3

     Consolidated Statements of Comprehensive Income ...................  F-4

     Consolidated Statements of Stockholders' Equity (Deficiency) ......  F-5

     Consolidated Statement of Cash Flows ..............................  F-6-7

     Notes to the Financial Statements .................................  F-8-18

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Regent Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Regent Group, Inc. and Subsidiaries, as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Regent Group, Inc. and Subsidiaries as of July 31, 2000 were audited by other auditors whose report dated September 22, 2000 on those consolidated statements included an explanatory paragraph that described the going concern uncertainty discussed in the notes to the consolidated financial statements.

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

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regent Group, Inc. and Subsidiaries as of July 31, 2001, and the results of its operations and its cash flows for the year ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 12, 2001

                       Regent Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2001

Assets
     Current Assets:
       Cash                                                                        $     33,156
       Prepaid expenses and other current assets                                         75,387
       Due from officers                                                                 67,000
       Miscellaneous receivables                                                          6,094
                                                                                   ------------
         Total Current Assets                                                           181,637

Property, plant and equipment, net of accumulated depreciation of $6,940                 60,585
Other assets                                                                             34,843
                                                                                   ------------
         Total Assets                                                                   277,065
                                                                                   ============


Liabilities and Stockholders' Equity
     Current Liabilities:

       Accounts payable and accrued expenses                                            454,840
       Short-term debt                                                                  280,000

                                                                                   ------------
         Total Current Liabilities                                                      734,840
                                                                                   ------------

Unearned Revenue                                                                         45,000
                                                                                   ------------

Stockholders' Equity:

     Preferred stock, par value $1; authorized 810,360 shares

     Convertible Series B, at redemption value; issued and outstanding
       65,141 shares                                                                    130,282
     Cumulative Series C, par value $1; issued and outstanding 64,763 shares             64,763
     Convertible Series D, par value $1; issued and outstanding 241,198.5 shares        241,199
     Common stock, par value $.06-2/3; authorized 20,000,000 shares; issued
       and outstanding 6,073,154 shares                                                 404,877
     Additional paid-in capital                                                      17,386,598
     Stock subscriptions receivable                                                     (12,000)
     Deficit                                                                        (18,718,494)
     Cumulative other comprehensive income                                                   --
                                                                                   ------------
       Total Stockholders' Equity (Impairment)                                         (502,775)
                                                                                   ------------

         Total Liabilities and Stockholders' Equity                                $    277,065
                                                                                   ============

See notes to consolidated financial statements.

                       Regent Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                      Years Ended July 31,
                                                 -----------------------------
                                                     2001               2000
                                                 ----------       ------------
Sales                                            $    5,831       $    154,850
Cost of Sales                                            --             15,725
                                                 ----------       ------------
Gross Profit                                          5,831            139,125

Selling, general and administrative
  expenses                                          566,731            808,889
                                                 ----------       ------------

Loss from operations                               (560,900)          (669,764)
                                                 ----------       ------------
Other income (expense)
     Loss on sale of investments                     (6,845)                --
     Other income                                    73,480            200,000
     Interest expense                                (5,400)           (10,748)
     Amortization/write off of goodwill                  --         (5,653,037)
                                                 ----------       ------------
       Total Other Income (expense)                  61,235         (5,463,785)
                                                 ----------       ------------

Net Loss                                         $ (499,665)      $ (6,133,549)
                                                 ==========       ============

Net Loss Per Share                               $   (0.09)       $     (0.49)
                                                 ==========       ============

Weighted average number of common share
  outstanding - basic and diluted                 5,494,150         12,419,283
                                                 ==========       ============

See notes to consolidated financial statements.

                       Regent Group, Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                       Years Ended July 31,
                                                   ---------------------------
                                                      2001            2000
                                                   ----------     ------------

Net Income (Loss)                                  $ (499,665)    $ (6,133,549)

Other Comprehensive Income

     Unrealized (Loss) on Securities

       Gain (loss) arising during the year           (229,500)         229,500
                                                   ----------     ------------

Other Comprehensive Income (Loss Before Tax)         (229,500)         229,500

Income Tax Expense Related to
  Other Comprehensive Income                               --               --
                                                   ----------     ------------

Other Comprehensive Income (Loss) Net of Tax         (229,500)         229,500
                                                   ----------     ------------

Comprehensive Income (Loss)                        $ (729,165)    $ (5,904,049)
                                                   ==========     ============

See notes to consolidated financial statements.

                       Regent Group, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Deficiency)
                    Years Ended July 31, 2001, 2000 and 1999

                                                                                   Preferred Stock
                                              --------------------------------------------------------------------------------------
                                              Convertible    Convertible    Cumulative     Cumulative   Convertible      Convertible
                                               Series B        Series B       Series C      Series C     Series D         Series D
                                                Shares          Amount         Shares        Amount       Shares           Amount
                                              -----------    -----------    ----------     ----------   -----------       ----------

Balance, July 31, 1999                          65,141       $ 130,282         64,763       $ 64,763              --      $      --
                                                ------       ---------         ------       --------     -----------      ---------

Issuance of warrants in lieu of
     consulting                                     --              --             --             --              --             --
Issuance of common stock in lieu of
     consulting (at $2.687 per share)               --              --             --             --              --             --
Acquisition of treasury stock                       --              --             --             --              --             --
Retirement of treasury stock                        --              --             --             --              --             --
Retirement of common stock                          --              --             --             --              --             --
Unrealized gain on marketable securities            --              --             --             --              --             --
Net (loss)                                          --              --             --             --              --             --
                                                ------       ---------         ------       --------     -----------      ---------
Balance, July 31, 2000                          65,141         130,282         64,763         64,763              --             --

Issuance of common stock                            --              --             --             --              --             --
Exchange of marketable securities for debt          --              --             --             --              --             --
Issuance of common stock for liabilities            --              --             --             --              --             --
Issuance of convertible preferred Series D
     stock in connection with the merger
     with Millennium Biotechnologies, Inc.          --              --             --             --         237,050        237,050
Reorganization pursuant to merger with
     Millennium Biotechnologies, Inc.               --              --             --             --              --             --
Expenses relating to reverse merger with
     Millennium Biotechnologies, Inc.               --              --             --             --              --             --
Issuance of convertible preferred
  Series D stock                                    --              --             --             --         4,148.5          4,149
Unrealized loss on marketable securities            --              --             --             --              --             --
Net (loss)                                          --              --             --             --              --             --
                                                ------       ---------         ------       --------     -----------      ---------

Balance, July 31, 2001                          65,141       $ 130,282         64,763       $ 64,763     241,198.5        $ 241,199
                                                ======       =========         ======       ========     ===========      =========




                                                                Common Stock
                                                          -------------------------
                                                                                         Additional       Stock
                                                                                          Paid in      Subscriptions
                                                            Shares          Amount        Capital       Receivable        Deficit
                                                          ----------      ---------    ------------    -------------   ------------

Balance, July 31, 1999                                    13,891,124      $ 926,538    $ 27,192,151      $     --      $(11,313,640)
                                                          ----------      ---------    ------------      --------      ------------

Issuance of warrants in lieu of
     consulting                                                   --             --         250,870            --                --
Issuance of common stock in lieu of
     consulting (at $2.687 per share)                         90,000          6,003         235,827            --                --
Acquisition of treasury stock                                     --             --              --            --                --
Retirement of treasury stock                              (1,041,439)       (69,464)         69,464            --                --
Retirement of common stock                                (7,619,454)      (508,277)    (10,925,723)           --                --
Unrealized gain on marketable securities                          --             --              --            --                --
Net (loss)                                                        --             --              --            --        (6,133,549)
                                                          ----------      ---------    ------------      --------      ------------
Balance, July 31, 2000                                     5,320,231        354,800      16,822,589            --       (17,447,189)

Issuance of common stock                                     160,000         10,672          29,328            --                --
Exchange of marketable securities for debt                        --             --         108,491            --                --
Issuance of common stock for liabilities                     592,923         39,405          80,888            --                --
Issuance of convertible preferred Series D
     stock in connection with the merger
     with Millennium Biotechnologies, Inc.                        --             --        (237,050)           --                --
Reorganization pursuant to merger with
     Millennium Biotechnologies, Inc.                             --             --         596,501       (12,000)         (771,640)
Expenses relating to reverse merger with
     Millennium Biotechnologies, Inc.                             --             --        (111,000)           --                --
Issuance of convertible preferred
  Series D stock                                                  --             --          96,851            --                --
Unrealized loss on marketable securities                          --             --              --            --                --
Net (loss)                                                        --             --              --            --          (499,665)
                                                          ----------      ---------    ------------      --------      ------------

Balance, July 31, 2001                                     6,073,154      $ 404,877    $ 17,386,598      $(12,000)     $(18,718,494)
                                                          ==========      =========    ============      ========      ============

                                                           Cumulative
                                                             Other
                                                          Comprehensive    Treasury
                                                           Income (Loss)     Stock        Total
                                                          --------------   --------   ------------

Balance, July 31, 1999                                      $      --        $  --    $ 17,000,094
                                                            ---------        -----    ------------

Issuance of warrants in lieu of
     consulting                                                    --           --         250,870
Issuance of common stock in lieu of
     consulting (at $2.687 per share)                              --           --         241,830
Acquisition of treasury stock                                      --          (10)            (10)
Retirement of treasury stock                                       --           10              10
Retirement of common stock                                         --           --     (11,434,000)
Unrealized gain on marketable securities                      229,500           --         229,500
Net (loss)                                                         --           --      (6,133,549)
                                                            ---------        -----    ------------
Balance, July 31, 2000                                        229,500           --         154,745

Issuance of common stock                                           --           --          40,000
Exchange of marketable securities for debt                         --           --         108,491
Issuance of common stock for liabilities                           --           --         120,293
Issuance of convertible preferred Series D
     stock in connection with the merger
     with Millennium Biotechnologies, Inc.                         --           --              --
Reorganization pursuant to merger with
     Millennium Biotechnologies, Inc.                              --           --        (187,139)
Expenses relating to reverse merger with
     Millennium Biotechnologies, Inc.                              --           --        (111,000)
Issuance of convertible preferred
  Series D stock                                                   --           --         101,000
Unrealized loss on marketable securities                     (229,500)          --        (229,500)
Net (loss)                                                         --           --        (499,665)
                                                            ---------        -----    ------------

Balance, July 31, 2001                                      $      --        $  --    $   (502,775)
                                                            =========        =====    ============

See notes to consolidated financial statements.

                       Regent Group, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                             Years Ended July 31,
                                                                         ---------------------------
                                                                              2001           2000
                                                                         -----------     -----------
Cash flows from Operating Activities:
     Net loss                                                            $  (499,665)    $(6,133,549)
     Adjustments to reconcile net loss to net cash provided
       from Operating Activities:
         Depreciation and amortization                                            --       5,653,037
         Non-employee non-cash compensation                                  492,700
         Marketable securities (received) in cash                                 --        (146,000)
         Loss on sale of marketable securities                                 6,845              --
     Changes in operating assets and liabilities                             349,588          50,339
                                                                         -----------     -----------
           Net Cash (Used in) Operating Activities                          (143,232)        (83,473)
                                                                         -----------     -----------

     Cash flows from Investing Activities:
       Acquisition of treasury stock                                              --             (10)
       Proceeds from sale of marketable securities                            32,145              --
                                                                         -----------     -----------
           Net Cash (Used in) Investing Activities                            32,145             (10)
                                                                         -----------     -----------

     Cash flows from Financing Activities:
       Net proceeds from merger                                               37,692              --
       Expenses relating to reverse merger                                   (25,000)             --
       Repayments on borrowings                                              (10,000)       (110,000)
       Proceeds from issuance of common stock                                 40,000              --
       Proceeds from issuance of preferred stock                             101,000              --
                                                                         -----------     -----------
           Net Cash Provided by (Used in) Financing Activities               143,692        (110,000)
                                                                         -----------     -----------

     Net Increase (decrease) in Cash                                          32,605        (193,483)
     Cash - beginning of year                                                    551         194,034
                                                                         -----------     -----------
     Cash - end of year                                                  $    33,156     $       551
                                                                         ===========     ===========

See notes to consolidated financial statements.

                      Regent Group, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                                    Years Ended July 31,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                ---------     ------------
Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses and sundry receivables             $   8,593     $     (8,593)
     Increase in accounts payable and accrued expenses                            340,995           62,682
     (Increase) decrease in deferred revenue                                           --           (3,750)
                                                                                ---------     ------------
                                                                                $ 349,588     $     50,339
                                                                                =========     ============

Supplemental information:
     Cash paid during the year for:
       Interest                                                                 $  14,050     $      5,081
                                                                                =========     ============
       Income                                                                   $      --     $         --
                                                                                =========     ============

Supplementary information of non-cash investing and financing activities:
     Common stock issued for consulting services                                $      --     $    241,830
                                                                                =========     ============
     Common stock issued for cancellation of payables                           $ 120,293               --
                                                                                =========     ============
     Warrants issued in lieu of payment of consulting services                  $      --     $    250,870
                                                                                =========     ============
     Marketable securities issued in lieu of cash                               $ 212,500     $         --
                                                                                =========     ============
     Unrealized gain (loss)on marketable securities                             $(229,500)    $    229,500
                                                                                =========     ============

Supplementary disclosure of non-cash investing activities:
     Retirement of treasury stock                                               $      --     $     69,464
                                                                                =========     ============
     Retirement of common stock previously issued in
       connection with acquisition                                              $      --     $ 11,434,000
                                                                                =========     ============

See notes to consolidated financial statements.

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

      Regent Group Inc. (the Company or Regent), formerly NMC Corp., is a holding company for its subsidiary. The Company operated its business through its former subsidiary, Stock Siren.com, LLC (Siren) which is an internet-based advertising and publishing entity that owned and operated several financially oriented websites.

      On July 14, 1999, Regent acquired Siren, a New York limited liability company. Regent issued 11,550,000 shares of its restricted common stock, comprising approximately 83.4% of its voting shares, in exchange for all of the issued outstanding membership interests of Siren.

      In connection with the acquisition of Siren, Regent transferred its pre-closing assets, subject to its pre-closing liabilities, to RH Holdings, LLC ("RH"), a New York limited liability company. The Company accounted for the transfer in accordance with Accounting Principles Board Opinion No. 26 "Early Extinguishment of Debt" (APB 26) resulting in an increase to additional paid-in capital of approximately $1,115,000. The sole member of RH is Marvin E. Greenfield. Mr. Greenfield is a former director and former chief executive officer of Regent. The consideration which RH delivered to Regent for the pre-closing assets was to assume all of Regent's pre-closing liabilities. In connection with this transfer of assets and assumption of liabilities to Mr. Greenfield, the holders of all of Regent's existing liabilities discharged Regent from those obligations.

      On December 24, 2000, the Company sold Siren and several of the websites in exchange for the cancellation of accounts payable in the amount of $5,833.

      On April 3, 2000, the Company executed a merger agreement with Vulcan Minerals and Energy, Inc. (formerly Playa Minerals and Energy, Inc., herein "Vulcan"), a company engaged in the acquisition and development of proven oil and gas reserves located primarily in the San Juan Basin and the Gulf Coast.

      Under the terms of the agreement, Vulcan shareholders would receive 92% of the equity of Regent. Current shareholders of Regent would retain 8% of the Company and the Company would receive $265,000 in cash, of which $200,000 had been received as of July 31, 2000, in the form of a non-refundable deposit and recorded the deposit as income in the Company's consolidated statement of operations for the year ended July 31, 2000.

      On February 26, 2001, the Company received notification from Vulcan that Vulcan was exercising its right to terminate the executed merger agreement between the two companies. In its letter, Vulcan gave no reason for its termination decision.

      On July 27, 2001 the Company completed a merger with Millennium Biotechnologies, Inc. (Millennium) whereby new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium. Such preferred shares are convertible into approximately 96% of the outstanding common stock of the Company at the time of issuance. Under the terms of the Agreement and Plan of Reorganization, a new wholly-owned Regent subsidiary merged into Millennium.

      Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is expected to be from sales of its nutroceutical supplement, RESURGEX(TM), which serves as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. Millennium had not yet generated revenue from sales of this product as of July 31, 2001, such sales having commenced in September, 2001.

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      The Company's operations presently consist almost exclusively of the operations of Millennium.

   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its Subsidiaries from the acquisition date and/or through their respective disposition dates. All significant intercompany transactions and balances have been eliminated.

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

   Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets: 20-30 years for buildings and building improvements and 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives of the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred. For Federal income tax purposes, depreciation is computed under accelerated methods over the assets class life.

   Evaluation of Long-Lived Assets

      Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of July 31, 2000, management concluded that an impairment of goodwill existed. See Impairment of Goodwill.

   Revenue Recognition

      Revenue is recognized at the date of shipment to customers.

   Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standards encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on fair value.

   Loss Per Common Share

      Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 250,722,728 and 1,662,868 for the years ended July 31, 2001 and 2000, respectively. During the two years ended July 31, 2001 and 2000 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

   Fair Value of Financial Instruments

      For financial instruments including cash, prepaid expenses and other current assets, short-term debt, accounts payable and accrued expenses, it was assumed that the carrying values approximated fair value because of their short-term maturities.

   Reclassification

      Certain reclassifications have been made to prior year balances to conform with the current year's presentation.

ACQUISITIONS AND MERGERS

      On July 14, 1999, Regent acquired Siren. Regent issued 11,550,000 shares of restricted common stock in exchange for all the issued outstanding membership interests of Siren. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The fair value of the assets acquired from Siren was $643 and the liabilities assumed total $-0-resulting in goodwill of approximately $17,324,000 which the Company expected to amortize over five (5) years. On June 30, 2000, the former shareholders of Siren returned 7,620,346 shares to the Company. The purchase price and the acquired goodwill was reduced by $11,434,000. As of July 31, 2000, the Company determined there was an impairment in the measurement of goodwill. See Impairment of Goodwill for further information regarding the impairment. The operating results of the acquired business is included in the consolidated statement of operations from the date of acquisition.

      On July 27, 2001, pursuant to an Agreement and Plan of Reorganization, Millenium paid Regent $146,000, which was used to pay certain indebtedness of Regent, and each share of common stock of Millenium was converted into preferred series D shares of Regent at a rate of .025 preferred shares for each common share of Millenium. Each of these preferred series D shares are convertible into 641.215 common shares of Regent and are entitled to voting rights of 641.215 votes. The preferred series D shares are non-dividend bearing and are subject to adjustment in accordance with certain anti-dilution clauses.

      Proforma unaudited operating information for the year ended July 31, 2001, of Regent and Millenium assuming the business combination had occurred at the beginning of the fiscal year is as follows:

                                                                    Year Ended
                                                                   July 31, 2001
                                                                   -------------
      Net sales                                                     $     5,831
      Net (loss)                                                    $(1,268,305)
      Net (loss) per share                                          $     (0.23)

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at cost, less accumulated depreciation at July 31, 2001, consists of the following:

                                                                    Year Ended
                                                                   July 31, 2001
                                                                   -------------
Equipment                                                           $   32,954
Leasehold improvements                                                  34,571
                                                                    ----------
     Subtotal                                                           67,525
Less accumulated depreciation                                            6,940
                                                                    ----------
     Total                                                          $   60,585
                                                                    ==========

Depreciation expense charged to operations was $-0- and $-0- in 2001 and 2000, respectively.

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at July 31, 2001:

Accounts payable                                                      $   59,776
Accrued interest                                                           2,090
Accrued reverse merger expenses                                           50,000
Accrued professional fees                                                218,307
Accrued payroll                                                          112,067
Miscellaneous accruals                                                    12,600
                                                                      ----------
                                                                      $  454,840
                                                                      ==========

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

      In connection with the impairment with respect to the measurement of goodwill, $5,653,037 of goodwill was written off through a charge to operations during the fourth quarter of fiscal 2000. The goodwill write-off represented a per share net loss of $.46 both on a basic and diluted basis for fiscal 2000. The change represents a change in estimate, which is indistinguishable from a change in accounting principle.

DEBT

      Short-term debt is as follows:

                                                                        July 31,
                                                                        --------
                                                                          2001
                                                                        --------
         Unsecured convertible note, due June 30,
           2001 interest at 6% per annum, payable
           quarterly (1)                                                $ 80,000

         Unsecured  convertible  note, dated April 20,
           2001, due April 20, 2002, Interest at 10%
           per annum, payable upon maturity, personally
           guaranteed by an officer (2)                                 $100,000



         Unsecured note, dated May 24, 2001, due the
           earlier of 90 days from the date of the note
           or 5 business days following the completion of
           additional financing, interest at 12% per annum,
           payable upon maturity. The note was paid in full
           in August 2001.                                               100,000
                                                                        --------
                                                                        $280,000
                                                                        ========

(1) The unsecured convertible note was payable to a shareholder of the Company. In December 1999 and August 2001, the note was assigned to an unaffiliated third party. In December 2000 the note was extended to June 30, 2001, and subsequently to September 30, 2001. Under the terms of the first extension agreement, the outstanding balance on the note was convertible into shares of Regent common stock at a price of $.25 per share. As of the report date, the note has been converted to equity.

(2) The unsecured convertible note is convertible into Preferred Series D shares of the Company at an exercise price of $12 per share.

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

INCOME TAX

      The Company has a net operating loss ("NOL") carryforward of approximately $11,126,000 for tax purposes expiring in the years 2003 through 2021. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

      The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's stock during the year ended July 31, 1999 and July 31, 2001, a change in ownership of greater than 50%, as defined, has occurred. Under such circumstances, the potential benefits from utilization of tax carryforward may be substantially limited or reduced on an annual basis.

      There is no provision for income taxes during the years ended July 31, 2000 and July 31, 2001, as the Company had no taxable income due to net operating losses.

      A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                         Year Ended July 31
                                                     --------------------------
                                                         2001          2000
                                                     -----------    -----------
      Tax benefit computed at the Federal
        statutory rate                               $  (170,000)   $(2,085,000)
      Increase in taxes resulting from:
        Effect of unused tax losses                      170,000      2,085,000
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

      The temporary differences between the tax bases of assets and the financial reporting amount that give rise to the deferred tax assets and their approximate tax effect are as follows:

                                                       Year Ended July 31
                                              2001                            2000
                                  ----------------------------    ----------------------------
                                   Temporary                       Temporary
                                   Difference      Tax Effect      Difference      Tax Effect
                                  ------------    ------------    ------------    ------------
Net operating loss carryforward     11,126,000    $  4,457,000    $  9,858,000    $  3,943,000
Valuation allowances               (11,126,000)     (4,457,000)     (9,858,000)     (3,943,000)
                                  ------------    ------------    ------------    ------------
                                  $         --              --    $         --    $         --
                                  ============    ============    ============    ============

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

EMPLOYMENT AGREEMENTS

      Pursuant to an employment agreement, dated April 1, 2001, between Millennium and the Company's President and CEO, Jerry Swon, Mr. Swon is entitled to a base salary of $150,000 per year during the first calendar year of his term of employment; $250,000 per year for the second calendar year of employment; and $300,000 per year for the third calendar year through the end of the term. In the first year of the term, payment of up to 40% of Mr. Swon's base salary shall be deferred until such time as Millennium, in its reasonable judgment, has the financial resources to pay such deferred compensation. Millennium acknowledges deferred compensation due to Mr. Swon as of July 31, 2001, in the amount of $45,000 for services rendered prior to July 31, 2001. In addition to a base salary Millennium shall pay a discretionary bonus, payable annually during each year of the term, at the sole and exclusive discretion of Millennium. Mr. Swon also receives a monthly expense allowance.

      Pursuant to an employment agreement, dated April 1, 2001, between Millennium and the Company's Secretary and COO, Bruce Deichl, Mr. Deichl is entitled to a base salary of $150,000 per year per year during the first calendar year of his term of employment; $250,000 per year for the second calendar year of employment; and $300,000 per year for the third calendar year through the end of the term. In the first year of the term payment of up to 40% of Mr. Deichl's base salary shall be deferred until such time as Millennium, in its reasonable judgment, has the financial resources to pay such deferred compensation. Millennium acknowledges deferred compensation due to Mr. Deichl as of July 31, 2001, in the amount of $45,000 for services rendered prior to July 31, 2001. In addition to a base salary Millennium shall pay a discretionary bonus, payable annually during each year of the term, at the sole and exclusive discretion of Millennium. Mr. Deichl also receives a monthly expense allowance.

      Pursuant to a five year employment agreement, dated May 18, 2001, with Millennium, Carl Germano was appointed Senior Vice President of New Product Development & Research. He is entitled to a base salary of $200,000 per year. In addition to the base salary Millennium will pay Mr. Germano a bonus equal to .008 of the gross proceeds from the sales of RESURGEX(TM) each calendar quarter and a bonus equal to .008 of the gross profits of other Millennium products. He also received options to purchase 26,365.6 shares of D Preferred Stock at $20 per share with 20% vested upon the signing of the employment agreement and the balance vest 20% per year. Mr. Germano also receives a monthly automobile allowance.

      Pursuant to a four year employment agreement, dated July 2, 2001, with Millennium, Christopher R. DeMarzo was appointed Executive Vice President of Sales and Marketing. He is entitled to a base salary of $150,000 per year. In addition to the base salary Millennium will pay Mr. DeMarzo an annual bonus based upon Millennium obtaining certain minimum annual sales. The bonus ranges from $55,000 for the first year, provided Millennium generates at least $7,000,000 in sales during that year, to $87,500 for the fourth year, provided Millennium generates at least $25,000,000 in sales during that year. He also received options to purchase 15,000 shares of D Preferred Stock at $20 per share with 20% vested upon the signing of the employment agreement and the balance vest 20% per year.

      Pursuant to a three year employment agreement, dated May 1, 2001, with Millennium, John Swon was appointed Vice President of Business Development. He is entitled to a base annual salary of $50,000 during the first year with 10% annual increases each year thereafter. In addition to the base salary, Millennium will pay Mr. Swon a bonus equal to .01663 of the gross proceeds from the sales of RESURGEX(TM) and a bonus equal to .01663 of the gross profits of other Millennium products. He also received options to purchase 6,250 shares of D Preferred Stock at $20 per share.

      Pursuant to a three year employment agreement, dated May 1, 2001, with Millennium, Jerry T. Swon was appointed Assistant Vice President of Marketing and Sales. He is entitled to a base annual salary of $50,000 during the first year with 10% annual increases each year thereafter. In addition to the base salary, Millennium will pay Mr. Swon a bonus equal to .01663 of the gross proceeds from the sales of RESURGEX(TM) and a bonus equal to .01663 of the gross profits of other Millennium products. He also received options to purchase 6,250 shares of D Preferred Stock at $20 per share.

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

CAPITAL STOCK

   a) Preferred Stock

      Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company's common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired. Convertible Series D preferred shares ("Series D") are non-dividend bearing and are convertible into shares of the Company's common stock at the option of the Company and are subject to adjustment in accordance with certain anti-dilution clauses. Pursuant to the Agreement and Plan of Reorganization with Millennium, 237,049.7 Series D shares were issued in exchange for all outstanding common stock of Millennium. An additional 4,148.8 shares were issued in July 2001 at prices between $24.00 and $36.00 per share to four individual accredited investors.

   b) Voting Rights

      The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote and each share of Series D preferred stock is entitled to 641.215 votes.

   c) Dividend Restrictions

      No cash dividends may be declared or paid on the Company's common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock. No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding.

   d) Other information is summarized as follows:

                                            Convertible  Cumulative  Convertible
                                             Series B     Series C     Series D
                                            -----------  ----------  -----------
      Number of common shares to be
        issued upon  conversion of
        each preferred share                      10        None        641.215

      Redemption price and involuntary
        liquidation value per preferred
        shares (if redeemed, ranking
        would be Convertible Series
        D then, Convertible Series B
        then Cumulative Series C)             $ 2.00     $ 10.00(1)      $ 1.00

      (1)   Plus any dividend in arrears.

      Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value. Series B shares are stated at par value.

   (e) Common Stock

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

      From August 2000 through October 2000, the Company sold an aggregate of 160,000 shares of common stock at a price of $.25 per share to three individual accredited investors. These securities were offered and issued without an underwriter in reliance upon the exemption from the registration requirements of

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

CAPITAL STOCK, Continued

      the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 506 of Regulation D promulgated under the Securities Act.

      During July 2001, 519,769 shares of common stock were issued to creditors in exchange for $120,293 of accounts payable.

   f) Treasury Stock

      Effective October 8, 1999 one of the officers of the Company resigned. The Company purchased the 1,040,541 shares originally issued to him for a purchase price of ten ($10) dollars. These shares were held in treasury. On November 1, 1999 the shares were cancelled by the Company.

OPTIONS AND WARRANTS

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123). Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded.

      In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued and pursuant to this Plan as of July 31, 2001.

      The granting of the following Company stock options was not under a formal stock option plan.

      Information regarding the Company's stock options and warrants for fiscal years ended July 31, 2001 and 2000 is as follows:

                                      July 31, 2001             July 31, 2000
                                 ------------------------   --------------------
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                   Shares       Price       Shares     Price
                                 ----------   ----------    -------  ----------
Options outstanding -
  beginning of year                 475,000   $     0.46    475,000  $     0.46
Options exercised                        --           --         --          --
Options granted                  36,944,003         0.03         --          --
Options cancelled                        --           --         --          --
                                 ----------   ----------    -------  ----------
  Options outstanding -
    end of year                  37,419,003   $     0.04    475,000        0.46
                                 ==========   ==========    =======  ==========

Option price range at
  end of year                    $0.0312 to $1.00           $.0667 to $1.00

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, continued

                                      July 31, 2001             July 31, 2000
                                 ------------------------   --------------------
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                   Shares       Price       Shares     Price
                                 ----------   ----------    -------  ----------
Option price range for
  exercised shares                       --           --         --          --
Options available for
  grant at end of year                               N/A        N/A         N/A
Warrants outstanding -
  beginning of year                 850,000         1.15    850,000        1.15
Warrants exercised                       --                      --          --
Warrants granted                 52,071,996         0.08         --          --
Warrants expired                    300,000         2.00         --          --
                                 ----------   ----------    -------  ----------


Warrants outstanding -
  end of year                    52,621,996   $    0.098    850,000  $       --
                                 ==========   ==========    =======  ==========

Warrants price range
  at end of year                 $0.03 to $1.10             $.33 to $2.50

Warrants price range
  for exercised shares                   --           --         --          --
Warrants available for
  grant at end of year                  N/A          N/A                    N/A

      The weighted exercise price and weighted fair value of options and warrants granted by the Company for fiscal years ended 2001sand 2000, are as follows:

                                       July 31, 2001            July 31, 2000
                                  ----------------------   ---------------------
                                  Weighted                 Weighted
                                   Average     Weighted     Average    Weighted
                                  Exercise      Average    Exercise     Average
                                    Price     Fair Value     Price    Fair Value
                                  ---------   ----------   ---------  ----------

Weighted average of options
  and warrants granted during
  the year whose exercise price
  exceeded fair market value at
  the date of grant (1)            $   0.26    $   0.18     $   --      $   --

Weighted average of options and
  warrants granted during the
  year whose exercise price was
  less than fair market value at
  the date of grant (1)            $   0.26    $   0.18     $   --      $   --

(1) Does not include warrants issued to previous holders of Millennium warrants whose securities have been exchanged for securities of the Company in accordance with the terms of the Merger Agreement.

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, Continued

      The following table summarizes information about fixed-price stock options and warrants outstanding at July 31, 2001.

                                           Average
                           Number         Remaining      Weighted           Number         Weighted
     Range of           Outstanding at   Contractual      Average       Exercisable at      Average
 Exercise Prices        July 31, 2001       Life       Exercise Price    July 31, 2001   Exercise Price
-----------------       --------------   -----------   --------------   --------------   --------------
$0.0312 - $0.0625        79,717,914       4.8 years      $ 0.0373          58,498,507       $ 0.0373
$0.0667 - $0.33           9,625,000       4.79 years       0.2431           9,625,000         0.2431
$0.624  - $0.625            248,085       4.9 years        0.6245             248,085         0.6245
$1.00   - $2.50             450,000       2.44 years         1.06             450,000           1.06
                         ----------                                        ----------
                         90,040,999                                        68,821,592
                         ==========                                        ==========

OPERATING LEASE COMMITMENTS

      The Company leases certain office space and equipment under operating leases.

      The Company's administrative facilities are located in approximately 2,200 square feet of leased office space in Bernardsville, New Jersey, as to which Millennium entered into a 5 year lease, starting January 1, 2001. The lease calls for a monthly rent of $5,807 plus allocated expenses and is personally guaranteed by certain officers of the Company.

      The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of July 31, 2001:

            Year Ending July 31,
                   2002                                            $  69,687
                   2003                                               69,687
                   2004                                               69,687
                   2005                                               69,687
                   2006                                               29,036
                                                                   ---------
      Total minimum payments required                              $ 307,784
                                                                   =========

      Rent expense for the Company under operating leases for the years ended July 31, 2001 and 2000, was $-0- and $-0-, respectively. The Company subleased office space on a month-to-month basis to Mast Group Inc. ("Mast").

RELATED PARTY TRANSACTIONS

      In July 1999, Regent issued a convertible note to one of its then principal stockholders, in connection with a $200,000 loan to Regent. The note is convertible into shares of Regent common stock at an exercise price of $1.00 per share. Regent recorded interest expense in the amount of $5,500 and $5,081 for the years ended July 31, 2001and July 31, 2000, respectively, in connection with this note. In December 1999 and in August 2001, the note was transferred to an unaffiliated third party. The note had an outstanding principal balance of $80,000, which was due on September 30, 2001 and was subsequently converted to equity.

                       Regent Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

RELATED PARTY TRANSACTIONS, Continued

      In June 2001, the Company entered into agreements with two officers which allowed for advances of up to $75,000 to each officer. The notes bear interest at 7.5% per annum and are due March 2002. As of July 31, 2001, each officer had a balance of $33,500 outstanding.

COMMITMENTS

      Millennium retained the services of David Miller pursuant to a consulting agreement dated May 1, 2001 to advise and assist it with sales, marketing and the development of its customer base and products. The term of the agreement is for three years commencing on May 1, 2001 unless terminated prior as provided for in the agreement. Mr. Miller shall receive an annual compensation of $48,000 and has received options to purchase 150,000 shares of common stock, which are exchangeable into shares of Series D Preferred stock convertible into 2,404,557 shares of common stock pursuant to the terms of the Merger Agreement.

     Millennium entered into certain Royalty and Investment Agreements, dated January 11, 2001 with David Miller, Jane Swon (spouse of Jerry Swon) and Elayne Wishart (spouse of Bruce Deichl). Miller, Swon and Wishart each acquired certain securities of Millennium, which are convertible into shares of Series D convertible Preferred stock under the terms of the Merger Agreement on July 27, 2001. Pursuant to the Investment and Royalty Agreements, Millennium also agreed to pay a perpetual royalty to each of Miller, Swon and Wishart equal to: (a) the product of .033 and the gross sales of Regent's initial product offering under the name of RESURGEX(TM) (net of discounts and returns); and (b) the product of .033 and gross profits (as defined under the agreement) from the sale of additional products. Consideration received under the agreements was $50,000. The royalty agreements were determined to have a 10 year life over which they are being amortized. The Company has not sold any product and as royalties are based on product sales there have been no royalty payments as of July 31, 2001.

MAJOR VENDORS

      For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of one vendor.

SUBSEQUENT EVENTS

      On August 9, 2001, the Board of Directors decided to effect a reverse split of issued and outstanding shares of Common Stock. The Board has determined that the reverse split will be approximately one-for-twelve.

      Stockholder approval of the reverse split is required under Delaware law.

      On August 8, 2001, the Company signed a letter of intent for a 5-year lease commencing in the Spring of 2002 for approximately 4,500 square feet of office space at an annual rental of $120,000.

      Between August 2, 2001 and November 8, 2001, the Company has raised additional capital of $1,477,000 through the issuance of approximately 20,450,000 common shares or common share equivalents.