Form 10QSB
period 2001-10-31
REGENT GROUP INC /DE
filed 2001-12-17
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For Quarter Ended October 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT O SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                          Commission file number 0-3338

                               REGENT GROUP, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                         Delaware                   22-1558317
               ----------------------------------------------------
               (State or other Jurisdiction of    (IRS Employer
               Incorporation or Organization)    Identification No.)

        One Anderson Hill Road, Ste.103, Bernardsville, New Jersey 07924
        ----------------------------------------------------------------
           (Address of Principal Executive Office)           (Zip Code)

                                 (908) 630-8700
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X       No _____

The number of shares of Registrant's Common Stock, $0.06 2/3 par value, outstanding as of December 1, 2001, was 19,678,148 shares.

                       REGENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

      Consolidated Balance Sheet
       - October 31, 2001                                                   3

      Consolidated Statements of Operations
       - Three months ended October 31, 2001 and 2000                       4

      Consolidated Statements of Cash Flows
       - Three months ended October 31, 2001 and 2000                       5

      Notes to Consolidated Financial Statements                          6 - 10

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     11 - 12

PART II - OTHER INFORMATION                                              13 - 14

SIGNATURES                                                                 15

PART I - Item 1

                       REGENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         October 31, 2001
ASSETS                                                                                     (Unaudited)
   Current Assets
   Cash ..............................................................................     $     73,015
     Accounts receivable, net of allowance for
     doubtful accounts of  0 .........................................................           16,464
   Due from officers .................................................................            1,700
   Miscellaneous receivables .........................................................           17,663
   Inventories .......................................................................          128,292
   Prepaid expenses ..................................................................           17,107
                                                                                           ------------
     Total Current Assets ............................................................          254,241
   Property, plant and equipment, net of accumulated
     depreciation of $10,726 .........................................................           58,237
   Other assets ......................................................................           53,195
                                                                                           ------------
TOTAL ASSETS .........................................................................          365,673
                                                                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
   Accounts payable and accrued expenses .............................................          410,997
   Loans and notes payable ...........................................................          117,740
                                                                                           ------------
     Total Current Liabilities .......................................................          528,737
   Unearned income, less current portion .............................................           45,000
                                                                                           ------------
TOTAL LIABILITIES ....................................................................          573,737

STOCKHOLDERS' EQUITY
   Preferred Stock, $1 par value, 810,360 shares authorized:
   Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
     at redemption value .............................................................          130,282
   Cumulative, Series C, non-voting, 64,762 shares issued and outstanding ............           64,763
   Convertible, Series D, voting, 247,357.31 shares issued and outstanding ...........          247,357
   Common Stock, $0.06 2/3 par value, 20,000,000 shares authorized,
     17,996,792 shares issued and outstanding ........................................        1,199,789
   Additional paid-in capital ........................................................       17,392,222
   Accumulated deficit ...............................................................      (19,242,477)
                                                                                           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................................................         (208,064)

TOTAL LIABILITIES AND EQUITY .........................................................     $    365,673
                                                                                           ============

                 See notes to consolidated financial statements

                       REGENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                October 31,

                                                                                          2001                2000
                                                                                     -------------       -------------
Total Revenues ...............................................................       $      36,355       $           0
     Cost of Goods Sold ......................................................              25,069                   0
                                                                                     -------------       -------------
Gross Profit .................................................................              11,286                   0

     Selling expenses ........................................................             102,651                   0
     General & administrative expenses .......................................             462,651             103,488
                                                                                     -------------       -------------
Operating Income (Loss) ......................................................            (554,016)           (103,488)

Other Income (Expense)
     Miscellaneous income ....................................................                   0              50,000
     Interest expense, net ...................................................              (3,272)             (1,350)
                                                                                     -------------       -------------
Total Other Income (Expense) .................................................              (3,272)             48,650
                                                                                     -------------       -------------

Net Loss .....................................................................       $    (557,288)      $     (54,838)
                                                                                     =============       =============

     Unrealized loss on marketable securities ................................                   0             (86,750)
                                                                                     -------------       -------------
Comprehensive loss ...........................................................       $    (557,288)      $    (141,588)

Net Loss .....................................................................       $    (557,288)      $     (54,838)

Loss per Common Share ........................................................       $       (0.05)      $       (0.01)
                                                                                     =============       =============
Weighted Average Number of
     Common Shares Outstanding ...............................................          11,981,033           5,344,796

Loss per Common Share (adjusted for
     Series D Convertible Preferred Stock) ...................................       $      (0.003)
                                                                                     =============
Weighted Average Number of Common Shares
     Outstanding, assuming the Series D Convertible
     Preferred Shares had been converted .....................................         170,590,058

                 See notes to consolidated financial statements

                       REGENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended October 31,
                                                                                   2001                  2000
                                                                                 ---------            ---------
Cash Flows from Operating Activities
     Net income (loss) ...............................................           $(557,288)           $ (54,838)
     Adjustments to net income (loss)
        Depreciation and amortization ................................               3,955                    0
     Decreases (increases) in Assets
        Accounts receivable ..........................................             (16,464)                   0
        Miscellaneous receivables ....................................              53,731                    0
        Inventories ..................................................            (128,292)                   0
        Prepaid expenses .............................................              58,280                    0
        Other assets .................................................             (18,352)                   0
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ........................             (43,845)              39,296
                                                                                 ---------            ---------
Net Cash Provided (Used) by Operating Activities .....................            (648,275)             (15,542)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .............................              (1,606)                   0
     Disposition of equipment and other assets .......................                   0                    0
                                                                                 ---------            ---------
Net Cash Provided (Used) by Investing Activities .....................              (1,606)                   0

Cash Flows from Financing Activities
     Proceeds from notes payable .....................................              17,740                    0
     Repayment of loans and notes ....................................            (180,000)                   0
     Repayment of long-term debt .....................................                  (0)                  (0)
     Issuance of preferred stock .....................................             140,000                    0
     Issuance of common stock ........................................             712,000               40,000
                                                                                 ---------            ---------
Net Cash Provided (Used) by Financing Activities .....................             697,240               40,000
Net Increase (Decrease) in Cash ......................................              32,359               24,458
Cash at Beginning of Period ..........................................              33,156                  551
                                                                                 ---------            ---------
Cash at End of Period ................................................           $  73,015            $  25,009
                                                                                 =========            =========

                 See notes to consolidated financial statements

                       REGENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

      Regent Group, Inc. (the Company or Regent), formerly NMC Corp., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

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

      The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium. In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium. Such preferred shares are convertible into approximately 96% of the outstanding common stock of the Company at the time of issuance. Under the terms of the Agreement and Plan of Reorganization, a new wholly-owned Regent subsidiary merged into Millennium.

      On July 14, 1999, Regent acquired Stock Siren.com, LLC, a New York limited liability company which was an internet-based advertising and publishing entity that owned and operated several financially oriented websites. Regent issued 11,550,000 shares of its restricted common stock, comprising approximately 83.4% of its voting shares, in exchange for all of the issued outstanding membership interests of Siren. In connection with the acquisition of Siren, Regent transferred its pre-closing assets, subject to its pre-closing liabilities, to RH Holdings, LLC ("RH"), a New York limited liability company. The Company accounted for the transfer in accordance with Accounting Principles Board Opinion No. 26 "Early Extinguishment of Debt" (APB 26) resulting in an increase to additional paid-in capital of approximately $1,115,000. The sole member of RH is Marvin E. Greenfield. Mr.Greenfield is a former director and former chief executive officer of Regent. The consideration which RH delivered to Regent for the pre-closing assets was to assume all of Regent's pre-closing liabilities. In connection with this transfer of assets and assumption of liabilities to Mr. Greenfield, the holders of all of Regent's existing liabilities discharged Regent from those obligations.

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

                       REGENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

   Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred. For Federal income tax purposes, depreciation is computed under accelerated methods over the assets class life.

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

   Loss Per Common Share

      Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have a dilutive effect on earnings per share, have not been included, except that the effect of a conversion of the outstanding Series D Convertible Preferred Stock which is anticipated to incur has been shown for illustrative purpose.

                       REGENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

      On July 27, 2001, pursuant to an Agreement and Plan of Reorganization, Millennium paid Regent $146,000, which was used to pay certain indebtedness of Regent, and each share of common stock of Millennium was converted into preferred series D shares of Regent at a rate of .025 preferred shares for each common share of Millennium. Each of these preferred series D shares is convertible into 641.215 common shares of Regent and is entitled to 641.215 votes. The preferred series D shares are non-dividend bearing and are subject to adjustment in accordance with certain anti-dilution clauses.

INVENTORIES

      Inventories   consist  of  work-in-process  and  finished  goods  for  the
      Company's RESURGEX(TM) product line. Cost-of-goods sold are calculated using the average costing method.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at October 31, 2001, consists of the following:

            Furniture and Equipment                          $34,560
            Leasehold improvements                            34,571
                                                             -------
            Subtotal                                          69,131

            Less accumulated depreciation                     10,894
                                                             -------
            Total                                            $58,237
                                                             =======

                       REGENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at October 31, 2001:

            Accounts payable                                $238,555
            Accrued interest                                   5,278
            Accrued reverse merger expenses                   50,000
            Accrued professional fees                         31,000
            Accrued payroll and payroll taxes                 76,041
            Miscellaneous accruals                            12,201
                                                            --------
            Total                                           $413,075
                                                            ========

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

DEBT

      Short-term debt at October 31, 2001, is as follows:

           Unsecured convertible note, dated April 20, 2001,
           due April 20, 2002, Interest at 10% per annum,
           payable upon maturity, personally guaranteed
             by an officer (1)                                      $100,000
           Non-interest bearing cash advance by an
             accredited investor                                    $ 17,740
                                                                    --------
                                                                    $117,740
                                                                    ========

      (1) The principal and interest of the unsecured convertible note are convertible into Series D convertible preferred shares of the Company at an exchange rate of $12 per share.

INCOME TAX

      At July 31, 2001, the Company has a net operating loss ("NOL") carry-forward of approximately $11,126,000 for tax purposes expiring in the years 2003 through 2021. The Company has not reflected any benefit of such net operating loss carry-forward in the accompanying financial statements. The Tax Reform Act of 1986 provided for a limitation on the use of NOL carry-forwards, following certain ownership changes. As a result of transactions in the Company's stock during the year ended July 31, 1999 and July 31, 2001, a change in ownership of greater than 50%, as defined, has occurred. Under such circumstances, the potential benefits from utilization of tax carry-forward may be substantially limited or reduced on an annual basis.

                       REGENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

COMMITMENTS AND CONTINGENCIES

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

      In October 2001, the Company signed a 5-year lease commencing in May 2002 for approximately 4,500 square feet of office space at an annual rental of $120,000 plus an allocated portion of certain operating expenses. The lease is personally guaranteed by certain officers of the Company.

RELATED PARTY TRANSACTIONS

      During the quarter, the Company issued warrants for the purchase of an aggregate of 6,400,000 common shares, exercisable at $0.25 per share, to four directors of the Company. Also, two executive officers purchased a total of 650,000 common shares, for an aggregate purchase price of $65,000.

SUBSEQUENT EVENTS

      On August 9, 2001, the Board of Directors decided to effect a reverse split of issued and outstanding shares of Common Stock. In December 2001, the Company obtained the consent of the majority stockholders for an amendment of the Company's Certificate of Incorporation to

      o increase the number of authorized shares of the Company's Common Stock from 20,000,000 to 75,000,000 and reduce the par value of the Company's Common Stock from $0.06-2/3 per share to $0.001 per share;
      o reverse split the outstanding shares of the Company's Common Stock on a one-for-12 basis, so that every 12 issued and outstanding shares of Common Stock, before the split, shall represent one share of Common Stock after the split with all fractional shares rounded up to the next whole share; and
      o change the name of the Company to "Millennium Biotechnologies Corporation", and for the adoption of the 2001 Employee Stock Option Plan.

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

Results of Operations:

      During the quarter ended October 31, 2001, the Company recorded its first orders for Millennium's RESURGEX(TM) nutritional supplement, the Company's premier product. This marked the culmination of an intensive effort during the previous three quarters to complete product research and design, prepare the product for market, and set up initial sales and distribution channels.

      A successful marketing strategy for RESURGEX(TM) emphasizes support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes RESURGEX(TM) in its universe of products that qualify for reimbursement when prescribed by the medical profession. With reimbursement covered, doctors can prescribe it to their patients and more persons in need can have access to it. The recent inclusion of RESURGEX(TM) in First Data Bank resulted in approval under the open formula category, by 42 states, including the important markets of New Jersey and Connecticut. Separately, the Company has moved to obtain approval by Medicaid and ADAP in New York, a most important market segment that does not currently subscribe to First Data Bank's open formula categorization of RESURGEX(TM) for purpose of reimbursement qualification in their area. .

      Revenues for the quarter ended October 31, 2001, amounted to $36,355, all such revenues generated by the Company's wholly owned subsidiary Millennium Biotechnologies, Inc. primarily from the sales of the Company's proprietary RESURGEX(TM) product. This revenue figure represents initial orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as those channels mature.

      Gross profits during the quarter amounted to $11,286 for a 31% gross margin. Costs-of-Goods sold contain certain non-linear expenses. Since direct product costs are comparatively lower, the gross margin is expected to significantly increase as revenues grow. After deducting selling expenses and general and administrative expenses of $565,302 the Company realized an operating loss of $554,016, compared to an operating loss of $103,488 for the first quarter in fiscal year 2001. Non-operating expenses totaled $3,272 primarily in form of interest expense. The net result for the quarter was a loss of $557,288 or $0.05 per share, compared to a loss of $54,838 or $0.01 per share for the same period last year. Comparisons to last year, however, are of little relevance, since the Company at that time had no revenues and virtually no operations.

      The quarter's net result was significantly affected by the need for expenditures in connection with putting in place marketing and sales operations and the supporting administrative infrastructure, resulting in relatively high operating expenses. Management does not consider this atypical for a new company engaged in launching a new product. The Company will continue to invest in further expanding its operations and in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

Liquidity and Capital Resources

      In view of the start-up nature of the Company's business at this stage in its development, its operations were financed entirely by new equity investments through private placements with accredited investors who, during the quarter, purchased an aggregate 3,664 Series D convertible preferred shares (convertible into common stock at the rate of 1 preferred share for 641.215 common shares) and 8,143,638 common shares that in the aggregate added $840,000 to equity and working capital. This capital inflow was not sufficient to entirely erase the working capital deficit that existed at the beginning of the period.

      Since the end of the first quarter and through November 30, 2001, the Company has obtained further equity investments that totaled approximately $1,120,000, through private placements by accredited investors who purchased a total 20,794 shares Series D Convertible Preferred Stock and 1,681,356 shares of Common Stock. These financing transaction erased the existing working capital deficit and management believes provide cash and liquidity reserves sufficient to finance operations during the second quarter. Management believes that funding expected to be generated from additional capital transactions will provide for sufficient financial resources to cover anticipated needs well into future periods.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

- None

Item 2 CHANGES IN SECURITIES

- None

   Issuance of unregistered securities

      During the first quarter of fiscal year 2002, the Company issued the following unregistered securities:

            (i) 2,913.51 shares of its Series D Convertible Preferred Stock to two accredited investors pursuant to Section 4 (2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $100,000 in cash;

            (ii) 2,495 shares of its Series D Convertible Preferred Stock and 3,780,000 shares of its Common Stock pursuant to Section 4 (2) and Regulation D of the Securities Act, for services rendered;

            (iii)7,983,334 shares of its Common Stock to twenty-eight accredited investors pursuant to Section 4 (2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $690,000 in cash;

            (iv) 750 shares of its Series D Convertible Preferred Stock and 160,304 shares of its Common Stock pursuant to Section 4 (2) and Regulation D of the Securities Act, from the exercise of stock purchase warrants for the same number of securities, which resulted in the receipt by the Company of $40,000 in cash;

            (v) Warrants for the purchase of 3,200,000 shares of Common Stock at $0.25 per share pursuant to Section 4 (2) and Regulation D of the Securities Act, for services rendered.

Item 3 DEFAULTS ON SENIOR SECURITIES

- None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
       SECURITIES' HOLDERS

- None

Item 5 OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

- None

   (b)  Reports on Form 8-K:

      On August 10, 2001, the Company filed a report on Form 8-K, informing about changes in control and acquisition of assets and liabilities pursuant to the reverse merger with Millennium Biotechnologies, Inc.

      On October 1, 2001, the Company filed a report on Form 8-K, informing about a change in its certifying accountants.

      On November 16, 2001, the Company filed an amendment to its report on Form 8-K of August 10, 2001, submitting copies of unaudited pro-forma combined financial statements of the Company and Millennium Biotechnologies, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 REGENT GROUP, INC.

Date:   December  17, 2001                       By: /s/ Frank Guarino
                                                     ---------------------------
                                                         Frank Guarino
                                                         Chief Financial Officer