Form 10KSB/A
period 2001-07-31
REGENT GROUP INC /DE
filed 2002-01-30
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1


  |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                   Act For the Fiscal Year Ended July 31, 2001

  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the transition period from ____ to ____

                         Commission File Number: 0-3338

                               REGENT GROUP, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           22-1558317
          --------                                           ----------
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

The aggregate market value of the voting common stock held by non-affiliates(1) of the registrant based on the closing bid ($.21) and asked ($.27) prices of such stock as of November 1, 2001 is $2,959,097 based upon $.24 multiplied by the 12,329,572 Shares of Registrant's Common Stock held by non-affiliates(1). The registrant also has Series D Preferred Stock issued and outstanding that is convertible, at the registrant's option, into Common Stock. Assuming all shares of Series D Preferred Stock held by non-affiliates were converted into Common Stock there would be 71,590,692 shares of Common Stock held by non-affiliates.

The number of shares outstanding of the registrant's common stock, as of November 1, 2001 is 12,979,572 (170,842,537 shares if all outstanding Series D Preferred Stock is converted into Common Stock).

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Documents incorporated by reference:  See exhibit index.

----------
(1) Affiliates for purposes of this item refers to those persons who, during the preceding three months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                                TABLE OF CONTENTS


Item                                                                       Page
----                                                                       ----

Cautionary Statement Pursuant to "Safe Harbor" Provisions of
Section 21E of the Securities Exchange Act of 1934........................     1

                                     PART I

Item 1.    Description of Business........................................     1

Item 2.    Description of Property........................................     8

Item 3.    Legal Proceedings..............................................     9

Item 4.    Submission of Matters to a Vote of Security Holders............     9

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......     9

Item 6.    Management's Discussion and Analysis or
             Plan of Operations...........................................    10


Item 7.    Financial Statements...........................................    11

Item 8.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.....................................    11

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............    12

Item 10.   Executive Compensation.........................................    16

Item 11.   Security Ownership of Certain Beneficial Owners
             and Management...............................................    17

Item 12.   Certain Relationships and Related Transactions.................    20

Item 13.   Exhibits and Reports on Form 8-K...............................    22

Signatures................................................................    23

Supplemental Information..................................................    24


Financial Statements......................................................   F-1

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

      At the time of the Merger, Millennium had not yet realized any revenues. It commenced sale of its first product, RESURGEX(TM), in September 2001 in New Jersey and Connecticut where RESURGEX(TM) qualifies for Medicaid reimbursement.

      Millennium developed RESURGEX(TM) to play an important role as a nutritional adjunct to the medical treatment for certain chronic immuno-compromising debilitating diseases such as Acquired Immune Deficiency Syndrome ("AIDS") and cancer. Those infected with AIDS/HIV (Human Immunodeficiency Virus) and other chronic debilitating diseases present a multitude of medical/nutritional problems which include weight loss, immune dysfunction, free-radical pathology and loss of energy production. Millennium believes that RESURGEX(TM) is the first multi-component nutritional supplement designed to deal with each of these conditions. Specifically, RESURGEX(TM) has been formulated to address the loss of lean muscle, nutrient depletion, immune support, mitochondrial dysfunction and oxidative stress (free-radical damage) in individuals undergoing medical treatment for chronic medical conditions.

      The Company's proprietary formulation combines a unique blend of nutritional components that enable the individual to better tolerate both the effect of the disease and the side effects brought on by common medication regimes. The palatable taste, flavor and sweetness of RESURGEX(TM) and its easy-to-use delivery method are designed to promote sustained acceptance under long-term use and should have a significant impact on a patient's propensity to follow an ongoing regimen of compliance.

      Superoxide dismutase ("SOD/gliadin") is an integral component of RESURGEX(TM). SOD/gliadin is a unique patented, vegetarian form of the SOD master cellular defense enzyme, developed for oral use. In July 2001, Millennium entered into an exclusive license agreement with Isocell S.A., the holder of the patent for SOD/gliadin. Pursuant to the license, Millennium has the exclusive North American rights to purchase, promote and distribute SOD/gliadin in the channel of distribution for direct sale of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements.(1)

      RESURGEX(TM) has been designed to:

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

      RESURGEX(TM) contains a special form of SOD that is wrapped in gliadin. Gliadin protects SOD as it passes through the stomach, so it can be easily absorbed - and provides substantial antioxidant protection. Clinical studies have found that reduced levels of SOD are

----------
(1) The above statements and other similar statements contained in this Report concerning RESURGEX(TM), SOD/gliadin and other RESURGEX(TM) ingredients have not been evaluated by the Food and Drug Administration and are not intended to diagnose, treat, cure or prevent any disease.

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

Revitalize:

      Every living thing - including cells and organs - needs a certain amount of energy to function properly. To maintain a healthy immune system, the body must continuously manufacture ATP (Adenosine Triphosphate), the primary energy-carrying molecule. This is a particularly serious challenge for people undergoing medical treatment for degenerative diseases. RESURGEX(TM) helps revitalize energy production by providing important nutrients that support the mitochondria, the area in cells where ATP is produced. These nutrients - including D-Ribose, L-Carnitine, and Coenzyme Q10 - are used by almost every living cell and they work to help the body naturally generate the energy it needs for a variety of important functions.

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

Regulatory Environment

      The manufacturing, processing, formulation, packaging, labeling and advertising of RESURGEX(TM) are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company plans to sell RESURGEX(TM).

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

      With inclusion in FDB, most state Medicaid organizations qualify RESURGEX(TM) automatically under the open formulary system. Several states, however, require a more formal application process, among them the State of New York. Millennium has applied for approval by Medicaid and ADAP (Aids Drug Assistance Program) for the State of New York. It has completed and submitted its application to the New York State Medicaid Department. In addition, it is selling RESURGEX(TM) to physicians and obtaining Medicaid reimbursement in New Jersey and Connecticut.

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

                                                       Bid Prices
                                                 ---------------------
                                                 High              Low
                                                 ----              ---
Fiscal Year ended July 31, 2000
-------------------------------

         First Quarter ..................      $ 1.6875         $ 0.40625
         Second Quarter .................        0.4375           0.23
         Third Quarter ..................        0.78125          0.22
         Fourth Quarter .................        0.625            0.375

Fiscal Year Ended July 31, 2001
-------------------------------

         First Quarter ..................      $ 0.625          $ 0.375
         Second Quarter .................        0.65625          0.3125
         Third Quarter ..................        0.54             0.55
         Fourth Quarter .................        0.15             0.072

Fiscal Year Ending July 31, 2002
--------------------------------

         First Quarter ..................      $ 0.50           $ 0.16

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


      During the last two fiscal years ended July 31, 2000 and 2001, and until its acquisition of Millennium, the Company had no material operations or sources of revenue. Millennium itself began operations at the end of 2000 and started realizing revenues in September 2001.

Millennium's Plan of Operations

      Over the next 12 months, the Company plans to continue and expand the market introduction of RESURGEX(TM), initially in the tri-state New York/New Jersey/Connecticut area and in Philadelphia, Baltimore and Washington, D.C. and later throughout the U.S. and Canada. This program involves the promotion of brand recognition through inclusion in the First Data Bank network, cooperation with recognized personalities in the medical/nutritional community, and direct sales efforts directed towards pharmacies and physicians. Where necessary and desirable from a marketing point of view, the Company will undertake to apply for approval by certain Medicaid organizations that do not automatically adopt the First Data Bank open formula categorization of RESURGEX(TM) for purpose of reimbursement qualification in their area.

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

ITEM 7. FINANCIAL STATEMENTS

      The Company's Financial Statements and Notes to Financial Statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B and are located at the end of this Annual Report on Form 10-KSB.

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

----------

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

Employment Agreements

Jerry E. Swon

      Pursuant to an employment agreement, dated April 1, 2001, with Millennium, Jerry Swon is entitled to a base salary of $150,000 per year pro rated for 2001; $250,000 per year for 2002; and $300,000 per year for the following years. In the first year of the term, payment of up to 40% of Mr. Swon's base salary shall be deferred until such time as Millennium, in its reasonable judgment, has the financial resources to pay such deferred compensation. Millennium acknowledges deferred compensation due to Mr. Swon as of July 31, 2001, in the amount of $45,000 for services rendered prior to July 31, 2001. In addition to the base salary Millennium may pay an annual bonus during each year of the term, at its sole discretion. Mr. Swon also receives a monthly expense allowance.

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

Carl Germano

      Pursuant to a five year employment agreement, dated May 18, 2001, with Millennium, Carl Germano was appointed Senior Vice President of New Product Development & Research. He is entitled to a base salary of $200,000 per year. In addition to the base salary Millennium will pay Mr. Germano a bonus equal to
 .008 of the gross proceeds from the sales of RESURGEX(TM) each calendar quarter and .008 of the gross profits of other Millennium products. He also received options to purchase 26,365.6 shares of D Preferred Stock at $20.00 per share of which 20% vested upon the signing of the employment agreement and the balance vest 20% per year. Mr. Germano also receives a monthly automobile allowance.

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


                                                                                  Long-Term Compensation
                                                                       -------------------------------------------
                                    Annual Compensation                        Awards               Payouts
                           Fiscal                    Other             Restricted   Securities           All
                           Year                      Annual            Stock        underlying  LTIP     Other
Name and Principal         Ended    Salary  Bonus    Compensation      Award        Options     Payouts  Compen-
 Position                  July 31  ($)     ($)      ($)               ($)          SARs        ($)      sation($)
------------------         -------  ------  -----    ------------      ----------   ----------  -------  ---------
Jerry E. Swon (1)          2001     75,000  25,000   (4)               -0-          -0-         -0-       (4)
President, CEO             2000     -0-     -0-      -0-               -0-          -0-         -0-       -0-
                           1999     -0-     -0-      -0-               -0-          -0-         -0-       -0-

Bruce L. Deichl (2)        2001     75,000  25,000   (4)               -0-          -0-         -0-       (4)
COO, Secretary             2000     -0-     -0-      -0-               -0-          -0-         -0-       -0-
                           1999     -0-     -0-      -0-               -0-          -0-         -0-       -0-

Robert M. Long (3)         2001     40,000  -0-      -0-               -0-          -0-         -0-       -0-
Chairman of the Board      2000     -0-     -0-      -0-               -0-          -0-         -0-       -0-
                           1999     -0-     -0-      -0-               -0-          -0-         -0-       -0-

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

Stock Options/Stock Purchase Warrants:

      The following table sets forth stock options and stock purchase warrants granted during the fiscal year ended July 31, 2001 and subsequent thereto to executive officers, directors, other significant employees and beneficial owners of more than 10 percent of any class of equity securities of the Company and executive officers, directors and other significant employees of Millennium:


--------------------------------------------------------------------------------------------
              Number of Common       % of Total Options
              Shares(1) Underlying    Granted to Employees     Exercise          Expiration
Name          Options and Warrants     in Fiscal Year        Price ($/Sh.)(1)       Date
--------------------------------------------------------------------------------------------
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The following table sets forth as of November 1, 2001 the beneficial ownership of Common Stock and D Preferred Stock of the Company, the Company's only classes of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each of the Company's directors and Executive Officers and (iii) all directors and officers as a group.



Name and Address                    Amount of                 Amount of                 Percentage of
of Beneficial                       Common Stock              D Preferred Stock         Voting Stock
Owner(1)                            Beneficially owned        Beneficially owned        Outstanding(2)
----------------                    ------------------        ------------------        --------------

Robert M. Long                          173,424(3)                   0                        **

Anthony Vickerson                       151,332(4)                   0                        **

Jane Swon                                  0                    74,015.625(5)                25.8%

P. Elayne Wishart                          0                    71,890.625(6)                25.1%

Jerry E. Swon                         1,600,000(7)                   0                        **

Bruce L. Deichl                       1,600,000(8)                   0                        **

David Sargoy                          1,600,000(9)                 375                        1.1%

Michael G. Martin                     1,600,000(10)                  0                         **

David Miller                               0                    51,250(11)                   19.0%

Carl Germano                          1,000,000(12)              5,273.125(12)                2.5%

Christopher DeMarzo                     300,000(13)              3,000(13)                    1.3%

Jerry T. Swon                              0                     6,250(14)                    2.3%

John Swon                                  0                     6,250(14)                    2.3%

All Current Directors, Officers
and other significant
employees as a
Group (8 persons)
(7)(8)(9)(10)(12)(13)(14)             7,700,000                 21,148.125                   11.1%


----------
**  Less than 1%

(1) The address of each beneficial owner is c/o Regent Group, Inc., One Anderson Hill Rd., Suite 103, Bernardsville, NJ 07924.


(2) The percentage of voting stock is calculated by combining the number of votes attributable to the Common and D Preferred Stock beneficially owned by a stockholder. Each share of Common Stock is entitled to one vote and each share of D Preferred Stock is entitled to 641.215 votes. As of November 1, 2001, there were 12,979,572 shares of Common Stock and 246,193.5 shares of D Preferred Stock outstanding. As a result, the total outstanding capital stock voting rights are 170,842,537. Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common and preferred stock owned by them. The information contained in this table reflects beneficial ownership, which means generally any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including through the exercise of options, warrants or other rights, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(3) Mr. Long served as a director of the Company until October 15, 2001. All of the shares listed are owned by Longview Partners. Mr. Long has sole voting and dispositive power of the shares of common stock held by Longview Partners.


(4) Mr. Vickerson served as Chief Operating Officer until July 27, 2001 and as a Director of the Company until October 15, 2001. All of the shares listed are owned by Redstone Partners, Inc. Mr. Vickerson has sole voting and dispositive power of the shares of common stock held by Redstone Partners, Inc.

(5) Includes all D Preferred Stock issuable upon exercise of her Millennium warrants. Ms. Swon acquired 54,015.625 shares of D Preferred Stock pursuant to the Merger in exchange for 2,160,625 shares of Millennium common stock. The foregoing includes 4,412.7 shares of D Preferred Stock that Ms. Swon intends to transfer to each of three individuals in furtherance of a settlement by her husband, Jerry Swon, of a 1995 civil lawsuit. Ms. Swon is the registered holder of five year warrants to purchase 800,000 shares of Millennium. As a result of the Merger, the warrants now entitle the holder to purchase 20,000 of the Company's D Preferred Stock. Jerry E. Swon, Ms. Swon's husband, disclaims beneficial ownership of all Company securities owned by Ms. Swon.

(6) Includes all D Preferred Stock issuable upon exercise of her Millennium warrants. Ms. Wishart acquired 51,890.625 shares of D Preferred Stock of the Company pursuant to the Merger in exchange for 2,072,385 shares of Millennium common stock. The foregoing includes 4,412.7 shares of D Preferred Stock that Ms. Wishart intends to transfer to each of three individuals in furtherance of a settlement by her husband, Bruce Deichl, of a 1995 civil lawsuit. In addition, Ms. Wishart is the registered holder of five year warrants to purchase 800,000 shares of Millennium. As a result of the Merger, the warrants now entitle the holder to purchase 20,000 of the Company's D Preferred Stock. Bruce Deichl, Ms. Wishart's husband, disclaims beneficial ownership of all Company securities owned by Ms. Wishart.

(7) Includes shares issuable upon exercise of warrants to purchase 1,600,000 shares of the Company's Common Stock. The warrants have a cashless exercise provision and include certain piggyback registration rights. Does not include any securities owned by Jane Swon, Mr. Swon's spouse, which securities Mr. Swon disclaims beneficial ownership.

(8) Includes shares issuable upon exercise of warrants to purchase 1,600,000 shares of the Company's Common Stock. The warrants have a cashless exercise provision and include certain piggyback registration rights. Does not include any securities owned by P. Elayne Wishart, Mr. Deichl's spouse, which securities Mr. Deichl disclaims beneficial ownership.

(9) Includes shares issuable upon exercise of warrants to purchase 1,600,000 shares of the Company's Common Stock. The warrants have a cashless exercise provision and include certain piggyback registration rights.

(10) Includes shares issuable upon exercise of warrants to purchase 1,600,000 shares of the Company's Common Stock. The warrants have a cashless exercise provision and include certain piggyback registration rights.

(11) Mr. Miller holds options to purchase 150,000 shares of Millennium common stock, which are exercisable into 3,750 shares of D Preferred Stock pursuant to the terms of the Merger Agreement. Mr. Miller's holding include these 3,750 shares.

(12) Mr. Germano holds options to purchase 1,054,625 shares of Millennium common stock, of which 210,925 are vested and are exercisable into 5,273.125 shares of D Preferred Stock pursuant to the terms of the Merger Agreement. Mr. Germano's holdings include these 5,273.125 shares of D Preferred Stock. Also includes shares issuable upon exercise of options to purchase 500,000 shares of Company Common Stock.

(13) Mr. DeMarzo holds options to purchase 600,000 shares of Millennium common stock, of which 120,000 are vested and are exercisable into 3,000 shares of D Preferred Stock pursuant to the terms of the Merger Agreement. Mr. DeMarzo's holdings include these 3,000 shares. Also includes shares issuable upon exercise of options to purchase 150,000 shares of Company Common Stock.

(14) Jerry T. Swon and John Swon each hold options to purchase 250,000 shares of Millennium common stock, which are exercisable into 6,250 shares of D Preferred Stock pursuant to the terms of the Merger Agreement. Jerry T. Swon's and John Swon's holding each include the 6,250 shares of D Preferred Stock issuable upon exercise of their respective options.


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

Exhibit Description
-------------------

3.1   Certificate of Incorporation and Bylaws of the Company.(1)

3.2   Certificate of Incorporation and Bylaws of Millennium.

4.1   Certificate of Designations filed July 26, 2001

10.1 Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001.(2)

10.2  License Agreement with Isocell SA.(3)

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

                            REGENT GROUP, INC.


                         By /s/ Jerry E. Swon
                            ----------------------------------------------------
                            Jerry E. Swon
                            President and Chief Executive Officer

                            /s/ Frank Guarino
                            ----------------------------------------------------
                            Frank Guarino
                            Chief Financial Officer and Chief Accounting Officer

                            Date: January 28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     /s/ Jerry E. Swon                    Date: January 28, 2002
                     -----------------------------------
                     Jerry E. Swon
                     Chief Executive Officer,
                     Chairman of the Board

                     ___________________________________  Date: January   , 2002
                     Bruce L. Deichl
                     Chief Operating Officer,
                     Director

                     /s/ Michael G. Martin                Date: January 28, 2002
                     -----------------------------------
                     Michael G. Martin
                     Director

                     /s/ David Sargoy                     Date: January 28, 2002
                     -----------------------------------
                     David Sargoy
                     Director

                            SUPPLEMENTAL INFORMATION

      Supplemental  Information  to be Furnished  With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.


Not Applicable.

                        Regent Group, Inc. and Subsidiary


                        Consolidated Financial Statements

                                  July 31, 2001

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Regent Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Regent Group, Inc. and Subsidiary, as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period November 9, 2000 (date of inception) to July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regent Group, Inc. and Subsidiary as of July 31, 2001, and the results of its operations and its cash flows for the period November 9, 2000 (date of inception) to July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 12, 2001

                        Regent Group, Inc. and Subsidiary
                 Index to the Consolidated Financial Statements

                                                                            Page

Independent Accountant's Report..........................................      1

Financial Statements

     Consolidated Balance Sheet..........................................      2

     Consolidated Statement of Operations................................      3

     Consolidated Statement of Stockholders' Equity (Deficiency).........      4


     Consolidated Statement of Cash Flows................................      5

     Notes to the Consolidated Financial Statements......................   6-16

                       Regent Group, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                 July 31, 2001

Assets
     Current Assets:
       Cash                                                                        $    33,156
       Prepaid expenses and other current assets                                        75,387
       Due from officers                                                                67,000
       Miscellaneous receivables                                                         6,094
                                                                                   -----------
         Total Current Assets                                                          181,637

Property, plant and equipment, net of accumulated depreciation of $6,940                60,585
Other assets                                                                            34,843
                                                                                   -----------
         Total Assets                                                                  277,065
                                                                                   ===========
Liabilities and Stockholders' Equity
     Current Liabilities:
       Accounts payable and accrued expenses                                           454,840
       Short-term debt                                                                 280,000
                                                                                   -----------
         Total Current Liabilities                                                     734,840
                                                                                   -----------

Unearned Revenue                                                                        45,000
                                                                                   -----------
Stockholders' Equity:
     Preferred stock, par value $1; authorized 810,360 shares Convertible Series
     B, at redemption value; issued and outstanding
       65,141 shares                                                                   130,282
     Cumulative Series C, par value $1; issued and outstanding 64,763 shares            64,763
     Convertible Series D, par value $1; issued and outstanding 241,199 shares         241,199
     Common stock, par value $.06-2/3; authorized 20,000,000 shares; issued
       and outstanding 6,073,154 shares                                                404,877
     Stock subscriptions receivable                                                    (12,000)
     Deficit                                                                        (1,331,896)
                                                                                   -----------
       Total Stockholders' Equity (Impairment)                                        (502,775)
                                                                                   -----------

         Total Liabilities and Stockholders' Equity                                $   277,065
                                                                                   ===========


See notes to consolidated financial statements.

                        Regent Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                                November 9, 2000
                                                             (date of inception)
                                                                to July 31, 2001
                                                             -------------------

Sales                                                                 $      --
Cost of Sales                                                                --
                                                                      ---------
Gross Profit                                                                 --

Selling, general and administrative expenses                            763,410
                                                                      ---------

Loss from operations                                                   (763,410)
                                                                      ---------
Other income (expense)
     Interest expense                                                    (5,230)
                                                                      ---------

       Total Other Income (expense)                                      (5,230)
                                                                      ---------

Net Loss                                                               (768,640)
                                                                      =========

Net Loss Per Share                                                    $  (0.13)
                                                                      =========

Weighted average number of common share outstanding                   6,073,154
                                                                      =========


See notes to consolidated financial statements.

                        Regent Group, Inc. and Subsidiary
           Consolidated Statement of Stockholders' Equity (Deficiency)
      For the period November 9, 2000 (date of inception) to July 31, 2001

                                                                                             Preferred Stock
                                                                     -------------------------------------------------------------
                                                                      Convertible    Convertible      Cumulative    Cumulative
                                                                       Series B       Series B         Series C      Series C
                                                                        Shares         Amount           Shares        Amount
                                                                      -----------    -----------      ----------    ----------
November 9, 2000 (date of inception)                                       --        $     --              -- $             --

Issuance of Millennium, Inc. stock for patent formula                      --              --              --               --
Issuance of Millennium, Inc. stock in connection with loan                 --              --              --               --
Issuance of Millennium stock in lieu of legal fees                         --              --              --               --
Issuance of Millennium, Inc. stock -- private placements                   --              --              --               --
Expenses related to reverse merger                                         --              --              --               --
                                                                       ------        --------          ------          -------
Subtotal -- Millennium, Inc.                                               --              --              --               --

Reorganization pursuant to reverse merger                              65,141         130,282          64,763           64,763

Net (loss)                                                                 --              --              --               --
                                                                       ------        --------          ------          -------
Balance, July 31, 2001                                                 65,141        $130,282          64,763          $64,763
                                                                       ======        ========          ======          =======



                                                                                Preferred Stock              Common Stock
                                                                     --------------------------------  ------------------------
                                                                      Convertible   Convertible
                                                                        Series D     Series D
                                                                         Shares       Amount          Shares          Amount
                                                                      -----------   -----------       ------          -------
November 9, 2000 (date of inception)                                       --        $     --              --         $     --

Issuance of Millennium, Inc. stock for patent formula                  50,000          50,000              --               --
Issuance of Millennium, Inc. stock in connection with loan              1,250           1,250              --               --
Issuance of Millennium stock in lieu of legal fees                      3,125           3,125              --               --
Issuance of Millennium, Inc. stock -- private placements              182,675         182,675              --               --
Expenses related to reverse merger                                         --              --              --               --
                                                                      -------        --------       ---------         --------
Subtotal -- Millennium, Inc.                                          237,050         237,050              --               --

Reorganization pursuant to reverse merger                               4,149           4,149       6,073,154          404,877


Net (loss)                                                                 --              --              --               --
                                                                      -------        --------       ---------         --------
Balance, July 31, 2001                                                241,199        $241,199       6,073,154         $404,877
                                                                      =======        ========       =========         ========


                                                                   Additional         Stock
                                                                     Paid in      Subscriptions
                                                                     Capital        Receivable      Deficit           Total
                                                                   ----------     -------------     -------           -----
November 9, 2000 (date of inception)                                $      --        $     --     $        --       $      --

Issuance of Millennium, Inc. stock for patent formula                 (50,000)             --              --              --
Issuance of Millennium, Inc. stock in connection with loan             (1,250)             --              --              --
Issuance of Millennium stock in lieu of legal fees                     (3,125)             --              --              --
Issuance of Millennium, Inc. stock -- private placements              413,826         (12,000)             --         584,501
Expenses related to reverse merger                                    (86,000)             --              --         (86,000)
                                                                    ---------        --------     -----------       ---------

Subtotal -- Millennium, Inc.                                          273,451         (12,000)             --         498,501

Reorganization pursuant to reverse merger                            (273,451)             --        (563,256)       (232,636)

Net (loss)                                                                 --              --        (768,640)       (768,640)
                                                                    ---------        --------     -----------       ---------
Balance, July 31, 2001                                              $      --        $(12,000)    $(1,331,896)      $(502,775)
                                                                    =========        ========     ===========       =========



See notes to consolidated financial statements.

                        Regent Group, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows

                                                               November 9, 2000
                                                             (date of inception)
                                                               to July 31, 2001
                                                             -------------------
                                                                     2001
                                                             -------------------
Cash flows from Operating Activities:
     Net loss                                                     $(768,640)
     Adjustments to reconcile net loss to net cash provided
         (used) by Operating Activities:
         Depreciation                                                 6,940
     Changes in assets and liabilities
       (Increase) in prepaid expenses                               (75,387)
       (Increase) in deposits                                       (34,843)
       Increase in miscellaneous receivables                         (6,094)
       Increase in accounts payable and accrued expenses            306,740
       Increase in unearned revenue                                  45,000
                                                                  ---------
           Net Cash (Used in) Operating Activities                 (526,284)
                                                                  ---------

     Cash flows from Investing Activities:
       Net payments pursuant to reverse merger                       (4,535)
       Purchases of property and equipment                          (67,525)
       Increase in due from officers                                (67,000)
                                                                  ---------
           Net Cash (Used in) Investing Activities                 (139,060)
                                                                  ---------
     Cash flows from Financing Activities:
       Expenses relating to reverse merger                          (86,000)
       Proceeds from borrowings                                     200,000
       Proceeds from issuance of common stock                       584,500
                                                                  ---------
           Net Cash Provided by (Used in) Financing Activities      698,500
                                                                  ---------

     Net Increase (decrease) in Cash                                 33,156
     Cash - beginning of year                                            --
                                                                  ---------
     Cash - end of year                                           $  33,156
                                                                  =========
Supplemental information:
     Cash paid during the year for:
       Interest                                                   $   3,140
                                                                  =========
       Income taxes                                               $      --
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

      For accounting purposes, the acquisition has been treated as an acquisition of Regent by Millennium, and a recapitalization of Millennium. The historical financial statements prior to July 27, 2001 are those of Millennium. Subsequent to the exchange, the Company and Millennium remain as two separate legal entities whereby the operations of the newly combined entity are currently comprised solely of the operations of Millennium.

      Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is expected to be from sales of its nutroceutical supplement, RESURGEX(TM), which serves as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. Millennium had not yet generated revenue from sales of this product as of July 31, 2001, such sales having commenced in September, 2001

      The Company's operations presently consist almost exclusively of the operations of Millennium.

   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its Subsidiary from the acquisition date and/or through their respective disposition dates. All significant intercompany transactions and balances have been eliminated.

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

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

   Loss Per Common Share


      Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 250,722,728 for the period ended July 31, 2001. During the period ended July 31, 2001 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.


   Fair Value of Financial Instruments

      For financial instruments including cash, prepaid expenses and other current assets, short-term debt, accounts payable and accrued expenses, it was assumed that the carrying values approximated fair value because of their short-term maturities.


ACQUISITIONS AND MERGERS


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

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost, less accumulated depreciation at July 31, 2001, consists of the following:

                                                                        July 31,
                                                                          2001
                                                                        --------
  Equipment                                                             $ 32,954
  Leasehold improvements                                                  34,571
                                                                        --------
       Subtotal                                                           67,525
  Less accumulated depreciation                                            6,940
                                                                        --------
       Total                                                            $ 60,585
                                                                        ========


      Depreciation expense charged to operations was $6,940 for the period ended July 31, 2001


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2001:

  Accounts payable                                                      $ 59,776
  Accrued interest                                                         2,090
  Accrued reverse merger expenses                                         50,000
  Accrued professional fees                                              218,307
  Accrued payroll                                                        112,067
  Miscellaneous accruals                                                  12,600
                                                                        --------
                                                                        $454,840
                                                                        ========


  DEBT

     Short-term debt is as follows:
                                                                        July 31,
                                                                          2001
                                                                        --------
         Unsecured convertible note, due June 30, 2001 interest at      $ 80,000
           6% per annum, payable quarterly (1)

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

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

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

     The Company and Millennium file separate tax returns and have different tax years. The Company files on a fiscal year ended July 31; Millennium has a calendar year end.

     There is no provision for income taxes during the period ended July 31, 2000 as the Company and Millennium had no taxable income due to net operating losses.

     A reconciliation of annualized taxes on income at the federal statutory rate for Millennium to amounts provided is as follows:

                                                                          2001
                                                                      ----------
     Tax benefit computed at the Federal statutory rate               $(348,000)
     Increase in taxes resulting from:
       Effect of unused tax losses                                      348,000
                                                                      ---------
                                                                      $      --
                                                                      =========

     The temporary difference between the tax bases of assets and the financial reporting amount that gives rise to the deferred tax asset and the approximate tax effect at July 31, 2001 are as follows:

                                                     Temporary
                                                     Difference     Tax Effect
                                                    ------------    -----------
     Net operating loss carryforward                $ 11,126,000    $ 4,457,000
     Valuation allowances                            (11,126,000)    (4,457,000)
                                                    ------------    -----------
                                                    $         --             --
                                                    ============    ===========

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

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

EMPLOYMENT AGREEMENTS, Continued

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

CAPITAL STOCK

     a)  Preferred Stock

           Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company's common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

CAPITAL STOCK, Continued

           in each year commencing the year after all the shares of Series B are retired. Convertible Series D preferred shares ("Series D") are non-dividend bearing and are convertible into shares of the Company's common stock at the option of the Company and are subject to adjustment in accordance with certain anti- dilution clauses. Pursuant to the Agreement and Plan of Reorganization with Millennium, 237,049.7 Series D shares were issued in exchange for all outstanding common stock of Millennium. An additional 4,148.8 shares were issued in July 2001 at prices between $24.00 and $36.00 per share to four individual accredited investors.

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

     d)  Other information is summarized as follows:

                                                                     Convertible       Cumulative     Convertible
                                                                       Series B         Series C        Series D
                                                                     -----------       ----------     -----------
           Number of common shares to be issued upon
             conversion of each preferred share                            10             None          641.215

           Redemption price and involuntary liquidation value per
             preferred shares (if redeemed, ranking would be
             Convertible Series D then, Convertible Series B then
             Cumulative Series C)                                       $2.00           $10.00 (1)        $1.00

           (1)  Plus any dividend in arrears.

           Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value. Series B shares are stated at par value.

       e)  Common Stock


           During July 2001, 519,769 shares of the Company's common stock were issued to creditors of Regent in exchange for $120,293 of accounts payable.


OPTIONS AND WARRANTS

     The Company has adopted the  disclosure  only  provisions  of  Statement of
     Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123). Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded.

     In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, Continued

     of grant, more than 10% of the total enhanced voting power of all classes of Millennium's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of July 31, 2001.

     The granting of the following Company stock options was not under a formal stock option plan.

     Information regarding the Company's stock options and warrants for fiscal years ended July 31, 2001 and 2000 is as follows:

                                                          July 31, 2001                  July 31, 2000
                                                   ----------------------------   ---------------------------
                                                                    Weighted                        Weighted
                                                                     Average                         Average
                                                                    Exercise                        Exercise
                                                      Shares          Price          Shares           Price
                                                   -------------  -------------   -------------   -----------
     Options outstanding --
        beginning of year                                475,000      $0.46          475,000          $0.46
     Options exercised                                        --         --               --             --
     Options granted                                  36,944,003       0.03               --             --
     Options cancelled                                        --         --               --             --
                                                      ----------      -----          -------          -----
       Options outstanding --
         end of year                                  37,419,003      $0.04          475,000           0.46
                                                      ==========      =====          =======          =====

     Option price range at end of year             $0.0312 to $1.00                  $.0667 to $1.00

     Option price range for
       exercised shares                                       --         --               --             --
     Options available for
       grant at end of year                                  N/A        N/A                             N/A

     Warrants outstanding -- beginning of year           850,000       1.15          850,000           1.15
     Warrants exercised                                       --         --               --
     Warrants granted                                 52,071,996       0.08               --             --
     Warrants expired                                    300,000       2.00               --             --
                                                      ----------     ------         --------          -----
       Warrants outstanding -- end of year            52,621,996     $0.098         $850,000          $  --
                                                      ==========     ======         ========          =====

     Warrants price range at end of year           $0.03 to $1.1                    0 $.33 to $2.50

     Warrants price range
       for exercised shares                                   --         --               --             --
     Warrants available for                                  N/A        N/A                             N/A
       grant at end of year

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, continued

     The weighted exercise price and weighted fair value of options and warrants granted by the Company for fiscal years ended 2001 and 2000, are as follows:

                                                                   July 31, 2001                   July 31, 2000
                                                            ----------------------------   ---------------------------
                                                              Weighted                       Weighted
                                                               Average       Weighted         Average        Weighted
                                                              Exercise        Average        Exercise         Average
                                                                Price       Fair Value         Price        Fair Value
                                                            -------------  -------------   -------------   -----------
     Weighted average of options and warrants granted
       during the year whose exercise price exceeded fair
       market value at the date of grant (1)                     $0.26         $0.18            $ --           $ --

     Weighted average of options and warrants granted            $0.26         $0.18            $ --           $ --
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

                                                Average
                                Number         Remaining        Weighted           Number           Weighted
         Range of           Outstanding at    Contractual        Average       Exercisable at       Average
     Exercise Prices         July 31, 2001       Life        Exercise Price    July 31, 2001     Exercise Price
   --------------------     --------------    -----------    --------------    --------------    --------------
      $0.0312-$0.0625          79,717,914      4.8 years        $0.0373          58,498,507         $0.0373
      $0.0667 - $0.33           9,625,000      4.79 years        0.2431           9,625,000          0.2431
      $0.624 - $0.625             248,085      4.9 years         0.6245             248,085          0.6245
        $1.00 - $2.50             450,000      2.44 years        1.06               450,000            1.06
                               ----------                                        ----------
                               90,040,999                                        68,821,592
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

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPERATING LEASE COMMITMENTS, Continued

     The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of July 31, 2001:

             Year Ending July 31,
             --------------------
                     2002                                   $69,687
                     2003                                    69,687
                     2004                                    69,687
                     2005                                    69,687
                     2006                                    29,036
                                                           --------
        Total minimum payments required                    $307,784
                                                           ========


     Rent expense for the Company under operating leases for the period ended July 31, 2001 was $33,996.


RELATED PARTY TRANSACTIONS


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

                        Regent Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

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