Form 10QSB/A
period 2001-10-31
REGENT GROUP INC /DE
filed 2002-01-30
CIK 72170

FORM 10-QSB/A-1


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

                          Commission file number 0-3338

                               REGENT GROUP, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      22-1558317
-------------------------------                      -------------------
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

                                Yes |X| No ____

The number of shares of Registrant's Common Stock, $0.06 2/3 par value, outstanding as of December 1, 2001, was 19,678,148 shares.

                        REGENT GROUP, INC. AND SUBSIDIARY


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

PART I  - Item 1


                        REGENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                             October 31, 2001
                                                             ----------------


ASSETS                                                         (Unaudited)
     Current Assets
     Cash .................................................   $    73,015
        Accounts receivable, net of allowance for
          doubtful accounts of 0 ..........................        16,464
     Due from officers ....................................         1,700
     Miscellaneous receivables ............................        17,663
     Inventories ..........................................       128,292
     Prepaid expenses .....................................        17,107
                                                              -----------
        Total Current Assets ..............................       254,241
     Property, plant and equipment, net of accumulated
        depreciation of $10,894 ...........................        58,237
     Other assets .........................................        53,195
                                                              -----------
TOTAL ASSETS ..............................................       365,673
                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
     Current Liabilities
     Accounts payable and accrued expenses ................       410,997
     Loans and notes payable ..............................       117,740
                                                              -----------
        Total Current Liabilities .........................       528,737
     Unearned income, less current portion ................        45,000
                                                              -----------
TOTAL LIABILITIES .........................................       573,737

STOCKHOLDERS' EQUITY
     Preferred Stock, $1 par value,
       810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141
       shares issued and outstanding,
       at redemption value ................................       130,282
     Cumulative, Series C, non-voting, 64,762 shares
       issued and outstanding .............................        64,763
     Convertible, Series D, voting, 247,357.31 shares
       issued and outstanding .............................       247,357
     Common Stock, $0.06 2/3 par value, 20,000,000 shares
       authorized, 17,996,792 shares issued and outstanding     1,199,789
     Additional paid-in capital ...........................        38,929
     Accumulated deficit ..................................    (1,889,184)
                                                              -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ......................      (208,064)

TOTAL LIABILITIES AND EQUITY ..............................   $   365,673
                                                              ===========


                 See notes to consolidated financial statements

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                           October 31,

                                                      2001            2000
                                                  ------------    ------------

Total Revenues ................................   $     36,355    $          0
     Cost of Goods Sold .......................         25,069               0
                                                  ------------    ------------
Gross Profit ..................................         11,286               0

     Selling expenses .........................        102,651               0
     General & administrative expenses ........        462,651         103,488
                                                  ------------    ------------
Operating Income (Loss) .......................       (554,016)       (103,488)

Other Income (Expense)
     Miscellaneous income .....................              0          50,000
     Interest expense, net ....................         (3,272)         (1,350)
                                                  ------------    ------------
Total Other Income (Expense) ..................         (3,272)         48,650
                                                  ------------    ------------

Net Loss ......................................   $   (557,288)   $    (54,838)
                                                  ============    ============
Loss per Common Share .........................   $      (0.05)   $      (0.01)
                                                  ============    ============
Weighted Average Number of
     Common Shares Outstanding ................     11,981,033       5,344,796
                                                  ============    ============

Net Loss ......................................   $   (557,288)   $    (54,838)
     Unrealized loss on marketable securities .              0         (86,750)
                                                  ------------    ------------
Comprehensive loss ............................   $   (557,288)   $   (141,588)
                                                  ============    ============


                 See notes to consolidated financial statements

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                             October 31,
                                                         2001          2000
                                                      ----------    ---------

Cash Flows from Operating Activities
     Net income (loss) ..........................     $(557,288)    $ (54,838)
     Adjustments to net income (loss) to net cash
     provided (used) by operating activities
        Depreciation and amortization ...........         3,955             0
     Decreases (increases) in Assets
        Accounts receivable .....................       (16,464)            0
        Miscellaneous receivables ...............        53,731             0
        Inventories .............................      (128,292)            0
        Prepaid expenses ........................        58,280             0
        Other assets ............................       (18,352)            0
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ...       (43,845)       39,296
                                                      ---------     ---------
Net Cash Provided (Used) by Operating Activities       (648,275)      (15,542)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ........        (1,606)            0
Net Cash Provided (Used) by Investing Activities         (1,606)            0

Cash Flows from Financing Activities
     Proceeds from notes payable ................        17,740             0
     Repayment of loans and notes ...............      (180,000)            0
     Issuance of preferred stock ................       140,000             0
     Issuance of common stock ...................       712,000        40,000
                                                      ---------     ---------
Net Cash Provided (Used) by Financing Activities        697,240        40,000
Net Increase (Decrease) in Cash .................        32,359        24,458
Cash at Beginning of Period .....................        33,156           551
                                                      ---------     ---------
Cash at End of Period ...........................     $  73,015     $  25,009
                                                      =========     =========


                 See notes to consolidated financial statements

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Regent  Group,  Inc.  (the  Company or Regent),  formerly  NMC Corp.,  is a
     holding  company  for  its  subsidiary  Millennium  Biotechnologies,   Inc.
     ("Millennium").


     Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is expected to be from sales of its nutraceutical supplement, RESURGEX(TM), which serves as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases Millennium had not yet generated revenue from sales of this product as of July 31, 2001, such sales having commenced in September, 2001.

     The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium. In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium. Such preferred shares are convertible into approximately 96% of the outstanding common stock of the Company at the time of issuance. Under the terms of the Agreement and Plan of Reorganization, a new wholly-owned Regent subsidiary merged into Millennium. For accounting purpose, the merger has been treated as an acquisition of Regent by Millennium, and a re-capitalization of Millennium. The historical financial statements prior to July 31, 2001, are those of Millennium. Subsequent to July 31, 2001, the financial statements are those of the Company and its wholly-owned subsidiary Millennium on a consolidated basis.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2001, and the results of operations and cash flows for the three months ended October 31, 2001 and 2000 have been included.

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued



Principles of Consolidation


     The Company's operations presently consist almost exclusively of the operations of Millennium. The consolidated financial statements include the accounts of the Company and its subsidiary from the acquisition date and/or through their respective disposition dates. All significant intercompany transactions and balances have been eliminated.


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

Stock-Based Compensation


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation". The standards encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on fair value.


Loss Per Common Share


     Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have a dilutive effect on earnings per share, have not been included, except that the effect of a conversion of the outstanding Series D Convertible Preferred Stock which is anticipated to incur has been shown for illustrative purpose. During the quarter ended October 31, 2001, the weighted average number of Series D convertible preferred shares outstanding was 247,357 which if converted into common shares, would have increased the weighted average number of common shares outstanding from 11,981,033 to 170,590,058.

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001


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

ACQUISITIONS AND MERGERS


     On July 27, 2001, pursuant to an Agreement and Plan of Reorganization, Millennium paid Regent $146,000, which was used to pay certain indebtedness of Regent, and each share of common stock of Millennium was converted into preferred series D shares of Regent at a rate of .025 preferred shares for each common share of Millennium. Each of these preferred series D shares is convertible into 641.215 common shares of Regent and is entitled to 641.215 votes. The preferred series D shares are non-dividend bearing and are subject to adjustment in accordance with certain anti-dilution clauses. In addition, on November 15, 2001, the Company paid off pre-merger Regent liabilities of $89,640.


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
                                                        =======

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at October 31, 2001:


            Accounts payable                             $238,555
            Accrued interest                                5,278
            Accrued reverse merger expenses                50,000
            Accrued professional fees                      31,000
            Accrued payroll and payroll taxes              76,041
            Miscellaneous accruals                         10,123
                                                         --------
            Total                                        $410,997
                                                         ========




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

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001


INCOME TAX


     At July 31, 2001, the Company had a net operating loss ("NOL") carry-forward of approximately $11,126,000 for tax purposes expiring in the years 2003 through 2021. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.


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


     The Company's administrative facilities are located in approximately 2,200 square feet of leased office space in Bernardsville, New Jersey, as to which Millennium entered into a 5 year lease, starting January 1, 2001. The lease calls for a monthly rent of $5,807 plus allocated expenses.

     In October 2001, the Company signed a 5-year lease commencing in the Spring of 2002 for approximately 4,500 square feet of office space at a monthly rental of $10,000 plus an allocated portion of certain operating expenses.


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

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

- None

Item 2 CHANGES IN SECURITIES

- None

Issuance of unregistered securities


     During the first quarter of fiscal year 2002, and in addition to the 650,000 shares described under "Related Party Transactions" in the Notes to Consolidated Financial Statements, the Company issued the following unregistered securities:


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


          (iii) 7,493,638 shares of its Common Stock to twenty-eight accredited investors pursuant to Section 4 (2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $635,000 in cash;


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

                                         REGENT GROUP, INC.


Date: January 28, 2002                   By: /s/ Frank Guarino
                                             -------------------------
                                               Frank Guarino
                                               Chief Financial Officer