Form 10QSB
period 2001-12-31
REGENT GROUP INC /DE
filed 2002-02-14
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

            [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from August 1, 2001 to December 31, 2001

                          Commission file number 0-3338

                               REGENT GROUP, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                             22-1558317
                  --------                             ----------
        (State or other Jurisdiction of              (IRS Employer
         Incorporation or Organization)            Identification No.)

   One Anderson Hill Road, Ste.103, Bernardsville, New Jersey       07924
   ----------------------------------------------------------       -----
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

                            Yes x        No _____

The number of shares of Registrant's Common Stock, $0.06 2/3 par value, outstanding as of January 31, 2002, was 19,678,148 shares.

                        REGENT GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

       Consolidated Balance Sheet
        - December 31, 2001                                                 3

       Consolidated Statements of Operations
        - Two and five months ended December 31, 2001 and 2000              4

       Consolidated Statements of Cash Flows
        - Five months ended December 31, 2001 and 2000                      5

       Notes to Consolidated Financial Statements                         6 - 10

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         11 - 12

PART II - OTHER INFORMATION                                              13 - 14

SIGNATURES                                                                 15

PART I - Item 1

                        REGENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                         December 31, 2001
                                                                                         -----------------
ASSETS                                                                                      (Unaudited)
     Current Assets
     Cash .............................................................................     $   495,553
       Accounts receivable, net of allowance for
       doubtful accounts of  0 ........................................................          42,852
     Miscellaneous receivables ........................................................          69,975
     Inventories ......................................................................         127,977
     Prepaid expenses .................................................................          50,119
                                                                                            -----------
        Total Current Assets ..........................................................         786,476
     Property, plant and equipment, net of accumulated
        depreciation of $13,729 .......................................................          61,864
     Other assets .....................................................................          53,195
                                                                                            -----------
TOTAL ASSETS ..........................................................................         901,535
                                                                                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
     Current Liabilities
     Accounts payable and accrued expenses ............................................         280,325
     Loans and notes payable ..........................................................         117,740
                                                                                            -----------
        Total Current Liabilities .....................................................         398,065
     Unearned income, less current portion ............................................          45,000
                                                                                            -----------
TOTAL LIABILITIES .....................................................................         443,065

STOCKHOLDERS' EQUITY
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
         at redemption value ..........................................................         130,282
     Cumulative, Series C, non-voting, 64,762 shares issued and outstanding ...........          64,763
     Convertible, Series D, voting, 268,150.87 shares issued and outstanding ..........         268,151
     Common Stock, $0.06 2/3 par value, 20,000,000 shares authorized,
     19,678,148 shares issued and outstanding .........................................       1,311,880
     Additional paid-in capital .......................................................       1,027,460
     Accumulated deficit ..............................................................      (2,344,066)
                                                                                            -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..................................................         458,470

TOTAL LIABILITIES AND EQUITY ..........................................................     $   901,535
                                                                                            ===========

                 See notes to consolidated financial statements

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 November 9, 2000                        November 9, 2000
                                                                     (Date of                                (Date of
                                                 Two Months         Inception)         Five Months          Inception)
                                                    Ended              to                 Ended                 to
                                                 December 31,      December 31,        December 31,        December 31,
                                                    2001               2000                2001                2000
                                                ------------       ------------        ------------        ------------
Total Revenues ...............................  $     42,987       $          0        $     79,342        $          0
     Cost of Goods Sold ......................        12,169                  0              37,238                   0
                                                ------------       ------------        ------------        ------------
Gross Profit .................................        30,818                  0              42,104                   0

     Selling expenses ........................        89,704             10,186             192,356              10,186
     General & administrative expenses .......       379,240             58,778             841,891              58,778
                                                ------------       ------------        ------------        ------------
Operating Income (Loss) ......................      (438,126)           (68,964)           (992,143)            (68,964)

Other Income (Expense)
     Miscellaneous income (expense) ..........       (15,917)                 0             (15,917)                  0
     Interest expense, net ...................          (839)              (417)             (4,111)                (417)
                                                ------------       ------------        ------------        ------------

Total Other Income (Expense) .................       (16,756)              (417)            (20,028)               (417)
                                                ------------       ------------        ------------        ------------

Net Loss .....................................      (454,882)      $    (69,381)       $ (1,012,171)       $    (69,381)
                                                ============       ============        ============        ============
Loss per Common Share ........................  $      (0.02)                          $      (0.07)
                                                ============                           ============

Weighted Average Number of
     Common Shares Outstanding ...............    19,257,807                             15,092,243
                                                ============                           ============

                 See notes to consolidated financial statements

                        REGENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  November 9, 2000
                                                                Five Months           (Date of
                                                                   Ended            Inception) to
                                                                December 31,        December 31,
                                                                    2001               2000
                                                                ------------        -----------
Cash Flows from Operating Activities
     Net (loss) ............................................    $(1,012,171)        $   (69,381)
     Adjustments to net income (loss) to net
     Cash provided (used) by operating activities
        Depreciation and amortization ......................          6,789                 168
     Decreases (increases) in Assets
        Accounts receivable ................................        (42,853)                  0
        Miscellaneous receivables ..........................          3,120                   0
        Inventories ........................................       (127,977)             (2,805)
        Prepaid expenses ...................................         25,268              (4,229)
        Other assets .......................................        (18,352)            (34,844)
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ..............       (174,516)             48,405
                                                                -----------         -----------
Net Cash (Used) by
       Operating Activities ................................     (1,340,692)            (62,686)
                                                                -----------         -----------

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ...................         (8,067)             (6,849)
                                                                -----------         -----------
Net Cash  (Used) by
       Investing Activities ................................         (8,067)             (6,849)
                                                                -----------         -----------

Cash Flows from Financing Activities
     Proceeds from notes payable ...........................         17,740              75,000
     Repayment of loans and notes ..........................       (180,000)                  0
     Issuance of common and preferred stock ................      1,973,416                   0
                                                                -----------         -----------
Net Cash Provided by
      Financing Activities .................................      1,811,156              75,000
                                                                -----------         -----------

Net Increase in Cash .......................................        462,397               5,465
Cash at Beginning of Period ................................         33,156                   0
                                                                -----------         -----------
Cash at End of Period ......................................    $   495,553               5,465
                                                                ===========         ===========

                 See notes to consolidated financial statements

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

      The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium. In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium. Such preferred shares are convertible into approximately 96% of the outstanding common stock of the Company at the time of issuance. Under the terms of the Agreement and Plan of Reorganization, a new wholly-owned Regent subsidiary merged into Millennium. For accounting purpose, the merger has been treated as an acquisition of Regent by Millennium, and a re-capitalization of Millennium. The historical financial statements prior to July 27, 2001, are those of Millennium. Subsequent to July 27, 2001, the financial statements are those of the Company and its wholly-owned subsidiary Millennium on a consolidated basis.

  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended July 31, 2001, and the Company's quarterly report on Form 10-QSB for the three months period ended October 31, 2001.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2001, the results of operations for the two and five months ended December 31, 2001 and the period from November 9, 2000 (date of inception) to December 31, 2000, and the cash flows for the five months ended December 31, 2001 and the period from November 9, 2000 (date of inception) to December 31, 2000, have been included.

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

  Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation". The standards encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

  Loss Per Common Share

      Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have a dilutive effect on earnings per share, have not been included. During the two months period ended December 31, 2001, the weighted average number of Series D convertible preferred shares outstanding was 252,754 which if converted into common shares, would have increased the weighted average number of common shares outstanding from 19,678,148 to 181,747,766.

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

ACQUISITIONS AND MERGERS

      On July 27, 2001, pursuant to an Agreement and Plan of Reorganization, Millennium paid Regent $146,000, which was used to pay certain indebtedness of Regent. In addition, in November and December, 2001, the Company paid off pre-merger Regent liabilities of $91,640. At the time of the merger, each share of common stock of Millennium was converted into preferred series D shares of Regent at a rate of .025 preferred shares for each common share of Millennium. Each of these preferred series D shares is convertible into 641.215 common shares of Regent and is entitled to
      641.215 votes. The preferred series D shares are non-dividend bearing and are subject to adjustment in accordance with certain anti-dilution clauses.

MISCELLANEOUS RECEIVABLES

      Miscellaneous receivables consist of the following:

                   Due from officers       $ 46,625
                   Miscellaneous             23,350
                                           --------
                   Total                   $ 69,975

INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) product line. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2001, consists of the following:

                   Work in Process         $  24,333
                   Finished Goods            103,644
                                           ---------
                   Total                   $ 127,977

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2001, consists of the following:

                   Furniture and Equipment              $41,022
                   Leasehold improvements                34,571
                                                        -------
                   Subtotal                              75,593
                   Less accumulated depreciation         13,729
                                                        -------
                   Total                                $61,864

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 2001:

                   Accounts payable                     $ 156,078
                   Accrued interest                         6,944
                   Accrued professional fees               22,000
                   Accrued payroll and payroll taxes       61,197
                   Miscellaneous accruals                  34,106
                                                        ---------
                   Total                                $ 280,325
                                                        =========

DEBT

      Short-term debt at December 31, 2001, is as follows:
      Unsecured convertible note, dated April 20, 2001,
      due April 20, 2002, Interest at 10% per annum,
      payable upon maturity,
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

                        REGENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

INCOME TAX

      At July 31, 2001, the Company had a net operating loss ("NOL") carry-forward of approximately $11,126,000 for tax purposes expiring in the years 2003 through 2021. The Company has not reflected any benefit of such net operating loss carry-forward in the accompanying financial statements in accordance with Financial Accounting Standards Board
      Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

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

SUBSEQUENT EVENTS

      On December 10, 2001, amended on January 30, 2002, the Company filed a preliminary information statement on Schedule 14C, informing of a written consent of certain stockholders owning a majority of the issued and outstanding voting stock of the Company, approving an August 9, 2001, resolution of the Board of Directors with respect to the following actions:

      o increasing the number of authorized shares of the Company's Common Stock from 20,000,000 to 75,000,000 and reduce the par value of the Company's Common Stock from $0.06-2/3 per share to $0.001 per share;
      o effecting a reverse split of the outstanding shares of the Company's Common Stock on a one-for-12 basis, so that every 12 issued and outstanding shares of Common Stock, before the split, shall represent one share of Common Stock after the split with all fractional shares rounded up to the next whole share;
      o changing the name of the Company to "Millennium Biotechnologies Group, Inc",
      o     adopting the 2001 Employee Stock Option Plan; and
      o     effecting   certain   changes  to  the  Company's   Certificate   of
            Incorporation.

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

Results of Operations for the five months ended December 31, 2001:

      During the five months' period ended December 31, 2001, the Company recorded its first orders for Millennium's RESURGEX(TM) nutritional supplement, the Company's premier product. This marked the culmination of an intensive effort during the previous three quarters to complete product research and design, prepare the product for market, and set up initial sales and distribution channels.

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

      Revenues for November and December, 2001, totaled $42,987, bringing total revenues since the receipt of the first orders in September 2002 to $79,342. All these revenues were generated by the Company's wholly owned subsidiary Millennium Biotechnologies, Inc., primarily from the sales of the Company's proprietary RESURGEX(TM) product. This revenue figure represents initial orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as those channels mature.

      Gross profits during the five months ended December 31, 2001 amounted to $42,104 for a 53% gross margin. Costs-of-Goods sold contain certain non-linear expenses. Since direct product costs are comparatively lower, the gross margin is expected to significantly increase as revenues grow. After deducting selling expenses and general and administrative expenses of 1,034,247 the Company realized an operating loss of $992,143. Non-operating expenses totaled $20,028 primarily in form of interest expense. The net result for the reporting period was a loss of $1,012,171 or $0.07 per share. Comparisons to the same period in last year are of little relevance, since the Company at that time had no revenues and virtually no operations.

      The period's net result was significantly affected by the need for expenditures in connection with putting in place marketing and sales operations and the supporting administrative infrastructure, resulting in relatively high operating expenses. Management does not consider this atypical for a new company engaged in launching a new product. The Company will continue to invest in further expanding its operations and in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

Liquidity and Capital Resources

      In view of the start-up nature of the Company's business at this stage in its development, its operations were financed entirely by new equity investments through private placements with accredited investors who, during the five months' period ended December 31, 2001, purchased an aggregate 24,258 Series D convertible preferred shares (convertible into common stock at the rate of 1 preferred share for 641.215 common shares) and 9,824,994 common shares that in the aggregate added $1,960,000 to equity and working capital. This capital inflow was more than sufficient to compensate for the negative cash-flow from operations during the period and resulted in a working capital surplus of $388,411 at December 31, 2001.

      Management intends to further strengthen the Company's balance sheet and liquidity reserves through additional capital transactions during the upcoming quarters that involve further private placements of its equity securities with accredited investors. Discussions with several such potential investors are underway and are expected to yield positive results before the end of the first quarter in 2002.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

- None

Item 2 CHANGES IN SECURITIES

- None

  Issuance of unregistered securities

      During the two months period ended December 31, 2001, the Company issued the following unregistered securities:

            (i) 20,793.86 shares of its Series D Convertible Preferred Stock to four accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $1,000,000 in cash;

            616,667 shares of its Common Stock to three accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $55,000 in cash;

            (iii)1,064,689 shares of its Common Stock upon the exercise of stock purchase warrants for the same number of securities pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $66,417 in cash.

Item 3 DEFAULTS ON SENIOR SECURITIES

- None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
       SECURITIES' HOLDERS

      On December 3, 2001, certain stockholders owning a majority of the issued and outstanding voting stock of the Company, by written consent, approved resolutions with respect to the following actions:

      o increasing the number of authorized shares of the Company's Common Stock from 20,000,000 to 75,000,000 and reduce the par value of the Company's Common Stock from $0.06-2/3 per share to $0.001 per share;
      o effecting a reverse split of the outstanding shares of the Company's Common Stock on a one-for-12 basis, so that every 12 issued and outstanding shares of Common Stock, before the split, shall represent one share of Common Stock after the split with all fractional shares rounded up to the next whole share;
      o changing the name of the Company to "Millennium Biotechnologies Group, Inc",
      o     adopting the 2001 Employee Stock Option Plan; and
      o     effecting   certain   changes  to  the  Company's   Certificate   of
            Incorporation.

Item 5 OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

- None

  (b) Reports on Form 8-K:

      On January 30, 2002, the Company filed a second amendment to its report on Form 8-K of August 10, 2001, submitting copies of audited financial statements of Millennium Biotechnologies, Inc, as of December 31, 2000, and unaudited pro-forma combined financial statements of the Company and Millennium Biotechnologies, Inc. as of the same date.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   REGENT GROUP, INC.

Date: February 14, 2002                            By: /s/ Frank Guarino
                                                       -----------------------
                                                       Frank Guarino
                                                       Chief Financial Officer