Form 10KSB/A
period 2001-07-31
REGENT GROUP INC /DE
filed 2002-02-26
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2


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

Carl Germano

      Pursuant to a five year employment agreement, dated May 18, 2001, with Millennium, Carl Germano was appointed Senior Vice President of New Product Development & Research. He is entitled to a base salary of $200,000 per year. In addition to the base salary Millennium will pay Mr. Germano a bonus equal to ..008 of the gross proceeds from the sales of RESURGEX(TM) each calendar quarter and .008 of the gross profits of other Millennium products. He also received options to purchase 26,365.6 shares of D Preferred Stock at $20.00 per share of which 20% vested upon the signing of the employment agreement and the balance vest 20% per year. Mr. Germano also receives a monthly automobile allowance.

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

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his right, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,000,000 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to .0333 of the gross sales of RESURGEX(TM) and ..033 of the gross profit from the sale of any additional products of Millennium. The royalty is payable thirty days following the end of each calendar quarter with respect to sales completed during such calendar quarter.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Description
-------------------

3.1   Certificate of Incorporation and Bylaws of the Company.(1)


3.2   Certificate of Incorporation and Bylaws of Millennium.*

4.1   Certificate of Designations filed July 26, 2001*


10.1 Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001.(2)

10.2  License Agreement with Isocell SA.(3)


10.3 Royalty and Investment Agreement between Millennium and P. Elayne Wishart dated January 11, 2001.*

10.4 Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.*

10.5 Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.*

10.6 Employment Agreement between Millennium and Jerry E, Swon dated April 1, 2001.*

10.7 Employment Agreement between Millennium and Bruce Deichl dated April 1, 2001.*

21.1  Subsidiaries of the Small Business Issuer.*


----------

* Previously filed as an Exhibit to the Company's original Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.


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




                            Date: February 26, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    /s/ Jerry E. Swon                    Date: February 26, 2002
                    -----------------------------------
                    Jerry E. Swon
                    Chief Executive Officer,
                    Chairman of the Board

                    /s/ Bruce L. Deichl                  Date: February 26, 2002
                    -----------------------------------
                    Bruce L. Deichl
                    Chief Operating Officer,
                    Director

                                                         Date: February   , 2002
                    -----------------------------------
                    Michael G. Martin
                    Director

                    /s/ David Sargoy                     Date: February 26, 2002
                    -----------------------------------
                    David Sargoy
                    Director

                    /s/ Frank Guarino                    Date: February 26, 2002
                    -----------------------------------
                    Frank Guarino
                    Chief Financial Officer and
                    Chief Accounting Officer

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