Form 10QSB
period 2002-03-31
REGENT GROUP INC /DE
filed 2002-05-15
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2002

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                              22-1558317
(State or other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

One Anderson Hill Road, Ste.103, Bernardsville, New Jersey           07924
          (Address of Principal Executive Office)                  (Zip Code)

                                 (908) 630-8700
               (Registrant's telephone number including area code)

                               REGENT GROUP, INC.
                             (Former Conformed Name)

                                  April 1, 2002
                              (Date of Name Change)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of May 10, 2002, was 17,598,260 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
           - March 31, 2002                                                 3

         Consolidated Statements of Operations
           - Three months ended March 31, 2002 and 2001                     4

         Consolidated Statements of Cash Flows
           - Three  months ended March 31, 2002 and 2001                    5

         Notes to Consolidated Financial Statements                       6 - 10

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11 - 12

PART II  -  OTHER INFORMATION                                              13

SIGNATURES                                                                 14

PART I - Item 1

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2002

ASSETS                                                             (Unaudited)
  Current Assets
    Cash .....................................................     $    15,373
  Accounts receivable, net of allowance for
    doubtful accounts of  $6,912 .............................          97,555
    Miscellaneous receivables ................................          74,418
    Inventories ..............................................         272,049
    Prepaid expenses .........................................           2,133
                                                                   -----------
        Total Current Assets .................................         461,528
    Property, plant and equipment, net of accumulated
      depreciation of $18,740 ................................          64,585
    Other assets .............................................          53,196
                                                                   -----------
TOTAL ASSETS .................................................         579,309
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
  Current Liabilities
    Accounts payable and accrued expenses ....................         456,787
    Loans and notes payable ..................................         117,740
                                                                   -----------
        Total Current Liabilities ............................         574,527
  Unearned income, less current portion ......................          38,750
                                                                   -----------
TOTAL LIABILITIES ............................................         613,277

STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value, 810,360
    shares authorized:
  Convertible, Series B, non-voting, 65,141
    shares issued and outstanding, at
    redemption value .........................................         130,282
  Cumulative, Series C, non-voting, 64,762
    shares issued and outstanding ............................          64,763
  Convertible, Series D, voting, 268,730.73
    shares issued and outstanding ............................         268,731
  Common Stock, $0.06 2/3 par value, 20,000,000
    shares authorized,
  19,678,148 shares issued and outstanding ...................       1,311,880
  Additional paid-in capital .................................       1,083,130
  Accumulated deficit ........................................      (2,892,754)
                                                                   -----------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ......................         (33,968)
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................     $   579,309
                                                                   ===========

                 See notes to consolidated financial statements

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                   March 31,         March 31,
                                                     2002              2001
                                                 ------------      ------------

Total Revenues .............................      $   162,972       $        --
Cost of Goods Sold .........................           74,726                --
                                                  -----------       -----------
Gross Profit ...............................           88,246                --

Selling expenses ...........................          139,487             4,955
General & administrative expenses ..........          495,582           151,889
                                                  -----------       -----------
Total operating expenses ...................          635,069           156,844

Income (loss) from operations ..............         (546,823)         (156,844)

Other Income (expense)
  Miscellaneous income (expense) ...........               22                --
  Interest expense .........................           (1,888)           (1,931)
                                                  -----------       -----------
      Total Other Income (Expense) .........           (1,866)           (1,931)
                                                  -----------       -----------

Net (Loss) .................................      $  (548,689)      $  (158,775)
                                                  ===========       ===========
(Loss) per Common Share ....................      $     (0.33)      $     (0.29)
                                                  ===========       ===========
Weighted Average Number of
  Common Shares Outstanding ................        1,639,846           552,210
                                                  ===========       ===========

                 See notes to consolidated financial statements

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                       March 31,      March 31,
                                                         2002            2001
                                                     ------------   ------------
Cash Flows from Operating Activities
  Net (loss) .....................................     $(548,689)     $(158,775)
  Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities
    Depreciation and amortization ................         5,012          1,881
    Decreases (increases) in Assets
    Accounts receivable ..........................       (54,703)            --
    Miscellaneous receivables ....................        (4,443)            --
    Inventories ..................................      (144,072)            --
    Prepaid expenses .............................        47,986         (4,146)
    Other assets .................................            (1)            --
  Increases (decreases) in Liabilities
    Accounts payable and accrued expenses ........       182,712         65,737
    Prepayments ..................................            --        (25,000)
                                                       ---------      ---------
Net Cash (Used) by
  Operating Activities ...........................      (516,198)      (120,303)
                                                       ---------      ---------
Cash Flows from Investing Activities
  Purchases of equipment and fixtures ............        (7,732)       (44,442)
                                                       ---------      ---------
Net Cash (Used) by
  Investing Activities ...........................        (7,732)       (44,442)
                                                       ---------      ---------
Cash Flows from Financing Activities
  Proceeds from borrowings .......................            --         30,042
  Repayment of loans .............................            --        (50,000)
  Change in royalty obligation ...................        (6,250)        45,000
  Proceeds from sale of common
  and preferred stock ............................        50,000        140,000
                                                       ---------      ---------
Net Cash Provided by
  Financing Activities ...........................        43,750        165,042
                                                       ---------      ---------
Net Increase (Decrease) in Cash ..................      (480,180)           297
Cash at Beginning of Period ......................       495,553          5,465
                                                       ---------      ---------
Cash at End of Period ............................     $  15,373      $   5,762
                                                       =========      =========

                 See notes to consolidated financial statements

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

      Millennium   Biotechnologies  Group,  Inc.  (the  Company  or  "Millennium
      Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

      Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplement, RESURGEX(TM), which serves as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. Sales of this product commenced in September 2001.

      The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium. In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium. Such preferred shares were convertible into approximately 96% of the outstanding common stock of the Company at the time of issuance. Under the terms of the Agreement and Plan of Reorganization, a new wholly-owned Millennium Group subsidiary merged into Millennium. For accounting purpose, the merger has been treated as an acquisition of Millennium Group by Millennium, and a re-capitalization of Millennium. The historical financial statements prior to July 27, 2001, are those of Millennium. Subsequent to July 27, 2001, the financial statements are those of the Company and its wholly-owned subsidiary Millennium on a consolidated basis.

      On January 15, 2002 the Company determined to change its fiscal year end from July 31 to December 31. On February 14, 2002 the Company filed a transition report on Form 10-QSB covering the five month transition period from July 31, 2001 to December 31, 2001.

   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended July 31, 2001, the Company's quarterly report on Form 10-QSB for the three months period ended October 31, 2001, and the Company's transition report on Form 10-QSB for the two and five months periods ended December 31, 2001.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001, have been included.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

   Principles of Consolidation

      The Company's operations presently consist almost exclusively of the operations of Millennium. The consolidated financial statements include the accounts of the Company and its subsidiary from the acquisition date and/or through their respective disposition dates. All significant inter-company transactions and balances have been eliminated.

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

   Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. For Federal income tax purposes, depreciation is computed under accelerated methods over the assets class life.

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

   Loss Per Common Share

      Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods, giving effect to the reverse split on a one-for-twelve basis, and the conversion of all outstanding series D convertible preferred shares into common stock effected on April 1, 2002. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have a dilutive effect on earnings per share, have not been included. During the three months period ended March 31, 2002, the weighted average number of Series D convertible preferred shares outstanding was 268,441 which if converted into common shares, would have increased the weighted average number of common shares outstanding from 1,639,846 to 15,983,868.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

ACQUISITIONS AND MERGERS

      On July 27, 2001, pursuant to an Agreement and Plan of Reorganization, Millennium paid Millennium Group $146,000, which was used to pay certain indebtedness of Millennium Group. In addition, in November and December, 2001, the Company paid off pre-merger Millennium Group liabilities of $91,640. On July 27, 2001 each share of common stock of Millennium was converted into preferred series D shares of Millennium Group at a rate of .025 preferred shares for each common share of Millennium. Each of these preferred series D shares is convertible into 641.215 common shares of Millennium Group and is entitled to 641.215 votes. The preferred series D shares are non-dividend bearing and are subject to adjustment in accordance with certain anti-dilution clauses. All preferred series D shares were converted to common shares on April 1, 2002.

MISCELLANEOUS RECEIVABLES

      Miscellaneous receivables at March 31, 2002 consist of the following:

                    Due from officers               $ 51,125
                    Miscellaneous                     23,293
                                                    --------
                    Total                           $ 74,418
                                                    ========
INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) product line. Cost-of-goods sold are calculated using the average costing method. Inventories at March 31, 2002, consists of the following:

                    Raw Materials                  $ 177,293
                    Work in Process                   11,239
                    Finished Goods                    83,517
                                                   ---------
                    Total                          $ 272,049
                                                   =========

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at March 31, 2002, consists of the following:

                    Furniture and Equipment         $ 48,754
                    Leasehold improvements            34,571
                                                    --------
                    Subtotal                          83,325
                    Less accumulated depreciation     18,740
                                                    --------
                    Total                           $ 64,585
                                                    ========

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at March 31, 2002:

                    Accounts payable               $ 282,796
                    Accrued interest                   9,444
                    Accrued professional fees         27,850
                    Accrued royalties                 34,042
                    Accrued payroll and
                      payroll taxes                   71,155
                    Miscellaneous accruals            31,500
                                                   ---------
                    Total                          $ 456,787
                                                   =========

DEBT

      Short-term debt at March 31, 2002, is as follows:

        Unsecured convertible note, dated April 20, 2001,
        due April 20, 2002, Interest at 10% per annum,
        payable upon maturity, personally guaranteed
        by an officer (1)  (2)                                 $100,000
        Non-interest bearing cash advance by an
        accredited investor                                    $ 17,740
                                                               --------
                                                               $117,740
                                                               ========

      (1) The principal and interest of the unsecured convertible note are convertible into common stock of the Company at an exchange rate of $0.2249 per share.

      (2) The principal and interest of the unsecured convertible note was converted into 489,107 shares of common stock of the Company on April 17, 2002.

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

      The Tax Reform Act of 1986 provided for a limitation on the use of NOL carry-forwards, following certain ownership changes. As a result of transactions in the Company's stock during the year ended July 31, 1999 and July 31, 2001, a change in ownership of greater than 50%, as defined, has occurred. Under such circumstances, the potential benefits from utilization of tax carry-forwards may be substantially limited or reduced on an annual basis.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

      In October 2001, the Company signed a 5-year lease commencing in the Summer of 2002 for approximately 4,500 square feet of office space at a monthly rental of $10,000 plus an allocated portion of certain operating expenses.

SUBSEQUENT EVENTS

      On April 1, 2002, the Company converted all outstanding 268,605.85 shares of its Series D Convertible Preferred Stock into 14,352,842 shares of common stock, increasing the number of issued and outstanding shares of common stock from 1,639,846 to 15,992,688. All references herein to outstanding shares of common stock give retroactive effect to a 1 for 12 reverse split that occurred April 1, 2002 and the conversion of Series D Preferred Stock which became effective on April 1, 2002. The retroactive effect is not applied to the equity section of the balance sheet.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

      Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB, Form 10-QSB, Form 8-K, Proxy Materials and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of
      Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, reliance on third parties to produce the products, availability of Medicaid reimbursement for the purchase of Company products and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

      Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations for the three months ended March 31, 2002:

      Comparisons to the first quarter in 2001 are not very meaningful because during that period, the Company's Millennium subsidiary was still in a very early stage of its formation and had not yet recorded any revenues. However, if measured against the last quarter in 2001, the first quarter in 2002 saw a significant increase in revenues from the sale of the Company's proprietary RESURGEX(TM) nutritional supplement. Revenues during the first three months increased by 176% ($58,855 fourth quarter 2001, $162,972 first quarter 2002) over the preceding quarter. This marked the culmination of an intensive effort during the previous year to complete product research and design, prepare the product for market, and set up initial sales and distribution channels.

      It is management's belief that a successful marketing strategy for RESURGEX(TM) emphasizes support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes RESURGEX(TM) in its universe of products that qualify for reimbursement when prescribed by the medical profession. With reimbursement covered, doctors can prescribe it to their patients and more persons in need can have access to it. The inclusion of RESURGEX(TM) in First Data Bank resulted in approval under the open formula category, in certain states including the important markets of New Jersey, Connecticut and Nevada. RESURGEX(TM) received from the Centers for Medicare and Medicaid Services (CMS) a HCPCS coding. HCPCS coding is required for Medicaid reimbursement in many states including New York. The Company launched a sales campaign for RESURGEX(TM) in the State of Nevada on April 11, 2002. The Company's efforts to obtain qualification in one of its potentially most important markets, the State of New York, are progressing. Management expects approval to result in a far-reaching broadening of its revenue base.

      Revenues for the three month period ended March 31, 2002, totaled $162,972. All such revenues were generated by the Company's wholly owned subsidiary Millennium Biotechnologies, Inc., from the sales of the Company's proprietary RESURGEX(TM) product. This revenue figure represents initial orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as those channels mature. At this stage in the Company's development, however, revenues are not yet sufficient to cover ongoing operating expenses.

      Gross profits during the three months ended March 31, 2002 amounted to $88,246 for a 54% gross margin. After deducting selling expenses and general and administrative expenses of $635,069 the Company realized an operating loss of $546,823. Non-operating expenses totaled $1,866 primarily in the form of interest expense. The net result for the reporting period was a loss of $548,689 or $0.33 per share.

      The period's net result was significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations and the supporting administrative infrastructure, resulting in relatively high operating expenses. Management does not consider this atypical for a new company engaged in launching a new product. The Company will continue to invest in further expanding its operations and in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

Liquidity and Capital Resources

      In view of the start-up nature of the Company's business at this stage in its development, its operations were financed entirely by new equity investments through private placements with accredited investors. While the Company had, during prior periods, obtained significant amounts of new equity capital that supplied the bulk of the funds that were needed to finance operations during the reporting period, such new investments totaled only $50,000 during the quarter ended March 31, 2002. As a result, at the end of the quarter the Company showed a working capital deficit of $112,999. However, since the end of the quarter and during the months of April and May, until the date of this submission, the Company obtained further equity investments that in the aggregate added $374,000 to equity and working capital, from the private placement of 259,727 (post reverse split) common shares. Discussions with potential investors are underway for further funding during the upcoming weeks.

      Management expects but cannot assure that it will be able to meet the Company's capital needs through such investments, involving further private placements of its equity securities with accredited investors, until cash flow from sales has increased to an extent that will meet cash requirements from operations.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

      - None

Item 2 CHANGES IN SECURITIES

      On April 1, 2002, the Company amended and restated its Certificate of Incorporation to:

o Increase the number of authorized shares of the Company's common stock from 20,000,000 to 75,000,000 and reduces the par value of the Company's shares of common stock from $0.06-2/3 per share to $0.001 per share;

o Reverse split the outstanding shares of the Company's common stock on a one-for-twelve basis so that every 12 issued and outstanding shares of common stock, before the split, shall represent one share of common stock after the split, with all fractional shares rounded up to the next whole share; and

o Converted all 268,441 shares of Series D preferred stock into common stock at a rate of 641.215 to 1.

Issuance of unregistered securities

During the three months period ended March 31, 2002, the Company issued the following unregistered securities:

   579.86 shares of its Series D Convertible Preferred Stock to three accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $50,000 in cash.

Item 3 DEFAULTS ON SENIOR SECURITIES

      - None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES' HOLDERS

      - None

Item 5 OTHER INFORMATION

      - None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

      - None

   (b) Reports on Form 8-K:

      On March 12, 2002, the Company filed a report on Form 8-K, informing about a change in its fiscal year end from July 31 to December 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

Date: May 14, 2002                     By: /s/ Frank Guarino
                                           -------------------------------------
                                           Frank Guarino
                                           Chief Financial Officer