Form 10QSB
period 2002-06-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2002-08-14
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                     22-1558317
     ------------------------------                    -------------------
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

                               REGENT GROUP, INC.
                               ------------------
                             (Former Conformed Name)

                                  April 1, 2002
                                  -------------
                              (Date of Name Change)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X           No ___

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of August 10, 2002, was 17,249,357 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2002                                                3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2002 and 2001            4

         Consolidated Statements of Cash Flows
          - Six  months ended June 30, 2002 and 2001                     5

         Notes to Consolidated Financial Statements                      6 - 10


Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         11 - 12

PART II - OTHER INFORMATION                                              13

SIGNATURES                                                               14

PART I - Item 1

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                    June 30, 2002
                                                                                    -------------
ASSETS                                                                               (Unaudited)
     Current Assets
         Cash ..................................................................    $       808
         Accounts receivable, net of allowance for
           doubtful accounts of $11,645 ........................................        145,602
         Miscellaneous receivables .............................................         58,628
         Inventories ...........................................................        181,532
         Prepaid expenses ......................................................         28,810
                                                                                    -----------
             Total Current Assets ..............................................        415,380
     Property, plant and equipment, net of accumulated
     depreciation of $23,905 ...................................................         59,420
     Other assets ..............................................................         53,196
                                                                                    -----------
TOTAL ASSETS ...................................................................        527,996
                                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Current Liabilities
         Accounts payable and accrued expenses .................................        500,601
         Loans and notes payable ...............................................         55,678
                                                                                    -----------
            Total Current Liabilities ..........................................        556,279
     Unearned income, less current portion .....................................         37,500
                                                                                    -----------
TOTAL LIABILITIES ..............................................................        593,779
                                                                                    -----------
STOCKHOLDERS' EQUITY
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
         at redemption value ...................................................        130,282
     Cumulative, Series C, non-voting, 64,762 shares issued and outstanding ....         64,763
     Convertible, Series D, voting, 125 shares issued and outstanding ..........            125
     Common Stock, $0.001 par value, 75,000,000 shares authorized,
     17,249,357 shares issued and outstanding ..................................         17,249
     Additional paid-in capital ................................................      3,479,065
     Accumulated deficit .......................................................     (3,757,267)
                                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ........................................        (65,783)
                                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................    $   527,996
                                                                                    ===========

                 See notes to consolidated financial statements

             MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended                        Six Months Ended
                                                                     June 30,                                 June 30,
                                                            2002                 2001                 2002                 2001
                                                        ------------         ------------         ------------         ------------
Total Revenues .................................        $    183,214         $         --         $    346,186         $         --
Cost of Goods Sold .............................              97,320                   --              172,046                   --
                                                        ------------         ------------         ------------         ------------
Gross Profit ...................................              85,894                   --              174,140                   --

Selling expenses ...............................             159,621               41,916              299,108               46,871
General & administrative expenses ..............             692,407              293,102            1,187,989              444,991
                                                        ------------         ------------         ------------         ------------
Total operating expenses .......................             852,028              335,018            1,487,097              491,862

(Loss) from operations .........................            (766,134)            (335,018)          (1,312,957)            (491,862)

Other Income (Expense)
     Miscellaneous income ......................                  --                   --                   22                   --
     (Loss) on disposal of assets ..............             (96,905)                  --              (96,905)                  --
     Interest (expense) ........................                (894)              (1,007)              (2,782)              (2,938)
                                                        ------------         ------------         ------------         ------------
        Total Other (Expense) ..................             (97,799)              (1,007)             (99,665)              (2,938)
                                                        ------------         ------------         ------------         ------------
Net (Loss) before taxes ........................        $   (863,933)        $   (336,025)        $ (1,412,622)        $   (494,800)

     Provision for income taxes ................                 580                   --                  580                   --

Net (Loss) .....................................        $   (864,513)        $   (336,025)        $ (1,413,202)        $   (494,800)
                                                        ============         ============         ============         ============
(Loss) per Common Share ........................        $      (0.05)        $      (0.04)        $      (0.09)        $      (0.08)
                                                        ============         ============         ============         ============
Weighted Average Number of
     Common Shares Outstanding .................          16,583,582            9,499,989           16,280,385            6,333,326
                                                        ============         ============         ============         ============

                 See notes to consolidated financial statements

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended June 30,
                                                             2002            2001
                                                         -----------    -----------
Cash Flows from Operating Activities
     Net (loss) ......................................   $(1,413,202)   $  (494,800)
     Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
        Depreciation and amortization ................        10,176          5,471
        Stock issued for debt and expenses ...........       157,367             --
     Decreases (increases) in Assets
        Accounts receivable ..........................      (102,750)            --
        Miscellaneous receivables ....................        11,347             --
        Inventories ..................................       (53,555)         2,805
        Prepaid expenses .............................        21,309        (38,216)
        Other assets .................................            (1)       (64,660)
     Increases (decreases) in Liabilities
       Accounts payable and accrued expenses .........       220,278        149,395
       Prepayments ...................................            --        (25,000)
                                                         -----------    -----------
Net Cash (Used) by
       Operating Activities ..........................    (1,149,031)      (465,005)
                                                         -----------    -----------
Cash Flows from Investing Activities
     Purchases of equipment and fixtures .............        (7,732)       (56,971)
                                                         -----------    -----------
Net Cash  (Used) by
       Investing Activities ..........................        (7,732)       (56,971)
                                                         -----------    -----------
Cash Flows from Financing Activities
     Proceeds from borrowings ........................        44,438        205,000
     Repayment of loans ..............................        (6,500)       (50,000)
     Change in royalty obligation ....................            --         45,000
     Proceeds from sale of common
     and preferred stock .............................       624,080        322,500
                                                         -----------    -----------
Net Cash Provided by
      Financing Activities ...........................       662,018        522,500
                                                         -----------    -----------

Net Increase (Decrease) in Cash ......................      (494,745)           524
Cash at Beginning of Period ..........................       495,553          5,465
                                                         -----------    -----------
Cash at End of Period ................................   $       808    $     5,989
                                                         ===========    ===========

                 See notes to consolidated financial statements

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

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

      Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.
            Accordingly,  they  do  not  include  all  of  the  information  and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended July 31, 2001, the Company's quarterly report on Form 10-QSB for the three months period ended October 31, 2001, the Company's transition report on Form 10-QSB for the two and five months periods ended December 31, 2001, and the Company's quarterly report on Form 10-QSB for the three months period ended March 31, 2002.

            In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001, have been included.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

      Use of Estimates

            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Revenue Recognition

            Revenue is recognized at the date of shipment to customers provided that the resulting receivable is deemed probable of collection.

      Stock-Based Compensation

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation". The standards encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

      Loss Per Common Share

            Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods, giving effect retroactively to the conversion of 268,605.73 shares Series D convertible preferred stock into common shares and the reverse split on a one-for-twelve basis, of April 1, 2002. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have a dilutive effect on earnings per share, have not been included.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

ACQUISITIONS AND MERGERS

            On July 27, 2001, pursuant to an Agreement and Plan of Reorganization, Millennium paid Millennium Group $146,000, which was used to pay certain indebtedness of Millennium Group. In addition, in November and December, 2001, the Company paid off pre-merger Millennium Group liabilities of $91,640. Each share of common stock of Millennium was converted into preferred series D shares of Millennium Group at a rate of .025 preferred shares for each common share of Millennium. Each of these preferred series D shares is convertible into 641.215 common shares of Millennium Group and is entitled to 641.215 votes. The preferred series D shares have been converted into common shares on April 1, 2002, with exception of 125 such shares.

MISCELLANEOUS RECEIVABLES

      Miscellaneous receivables at June 30, 2002 consist of the following:

         Due from officers                            $ 51,125
         Miscellaneous                                   7,503
                                                      --------
         Total                                        $ 58,628
                                                      ========

INVENTORIES

            Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) product line. Cost-of-goods sold are calculated using the average costing method. Inventories at June 30, 2002, consists of the following:

         Raw Materials                                $ 157,047
         Work in Process                                 11,239
         Finished Goods                                  13,246
                                                      ---------
        Total                                         $ 181,532
                                                      =========

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at June 30, 2002, consists of the following:

         Furniture and Equipment                      $ 48,754
         Leasehold improvements                         34,571
                                                      --------
         Subtotal                                       83,325
         Less accumulated depreciation                  23,905
                                                      --------
         Total                                        $ 59,420
                                                      ========

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at June 30, 2002:

         Accounts payable                             $ 221,814
         Accrued professional fees                       88,000
         Accrued royalties                               62,907
         Accrued payroll and payroll taxes              104,001
         Miscellaneous accruals                          23,879
                                                      ---------
         Total                                        $ 500,601
                                                      =========

DEBT

      Short-term debt at June 30, 2002, is as follows:

         Non-interest bearing cash advance by
           an affiliated entity                       $ 44,438
         Non-interest bearing cash advance by
           an accredited investor                     $ 11,240
                                                      --------
                                                      $ 55,678
                                                      ========

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

            In October 2001, the Company signed a 5-year lease commencing in the fall of 2002 for approximately 4,500 square feet of office space at a monthly rental of $10,000 plus an allocated portion of certain operating expenses.

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

Results of Operations for the three and six months ended June 30, 2002:

            Comparisons to the first two quarters in 2001 are not very meaningful because during that period, the Company's Millennium subsidiary was still in a very early stage of its formation and had not yet recorded any revenues. However, if measured against the first quarter in 2002, the second quarter saw a further increase in revenues from the sale of the Company's proprietary RESURGEX(TM) nutritional supplement. Revenues during the second quarter increased by 12% ($183,214 as compared to $162,972 in the first three months) over the preceding quarter. Management expects sales to continue to increase with expansion of accessible geographical areas and the maturing of distribution channels.

            It is management's belief that a successful marketing strategy for RESURGEX(TM) largely dependant on the support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes RESURGEX(TM) in its list of products that qualify for reimbursement when prescribed by the medical profession. With reimbursement covered, doctors can prescribe RESURGEX(TM) to their patients and more persons in need can have access to it. The inclusion of RESURGEX(TM) in First Data Bank resulted in approval under the open formula category, in certain states including the important markets of New Jersey, Connecticut and Nevada. RESURGEX(TM) received from the Centers for Medicare and Medicaid Services (CMS) a HCPCS coding, which is one of the requirements for Medicaid reimbursement in many states including New York. The Company launched a sales campaign for RESURGEX(TM) in the State of Nevada on April 11, 2002. The Company's efforts to obtain qualification for Medicaid reimbursement in one of its potentially most important markets, the State of New York, are progressing. Management believes approval in New York would result in significantly broaden its revenue base.

            Revenues for the three month period ended June 30, 2002, totaled $183,214. All such revenues were generated by the Company's wholly owned subsidiary Millennium Biotechnologies, Inc., primarily from the sales of the Company's proprietary RESURGEX(TM) product. This revenue figure represents initial orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as those channels mature. At this stage in the Company's development, however, revenues are not yet sufficient to cover ongoing operating expenses.

            Gross profits during the three months ended June 30, 2002 amounted to $85,894. After deducting selling expenses and general and administrative expenses of 852,028 the Company realized an operating loss of $766,134. Non-recurring general and administrative expenses totaled $138,275 consisting of stock compensation related to one time consulting agreements. Non-operating expenses totaled $97,799 primarily due to a write-down and discard of certain raw materials where stocking periods approached the average shelf life of the product. Management at this time does not expect that such write-downs need to be taken in the future, but cannot be certain in this assumption due to the relative unpredictability of sales growth and inventory turn-over ratios. The net result for the quarter and the six months period ended June 30, 2002, were losses of $864,513 or $0.05 per share, and $1,413,202 or $0.09 per share, respectively.

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

      Liquidity and Capital Resources

            In view of the start-up nature of the Company's business at this stage in its development, its operations were financed entirely by new equity investments through private placements with accredited investors. The Company, during prior periods, had obtained significant amounts of new equity capital that supplied the bulk of the funds that were needed to finance operations, and continued to attract, during the reporting period, such new investments which totaled $574,000. While these funds sufficed to cover the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the quarter was somewhat constraint, with working capital showing a deficit of $140,899.

            Management is currently in discussions with several private investors for further funding and expects but cannot assure that it will be able to meet the Company's capital needs by means of such investments which involve private placements of its equity securities with accredited investors, until such time as cash flow from sales increases to an extent that will meet cash requirements from operations.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

            - None

Item 2 CHANGES IN SECURITIES

On April 1, 2002, the Company amended and restated its Certificate of Incorporation to:

o Increase the number of authorized shares of the Company's common stock from 20,000,000 to 75,000,000 and reduce the par value of the Company's shares of common stock from $0.06-2/3 per share to $0.001 per share;

o Reverse split the outstanding shares of the Company's common stock on a one-for-twelve basis so that every 12 issued and outstanding shares of common stock, before the split, shall represent one share of common stock after the split, with all fractional shares rounded up to the next whole share; and

o Converted 268,605.73 shares of Series D preferred stock into common stock at a rate of 641.215 to 1 (pre- reverse split).

Issuance of unregistered securities

During the quarter ended June 30, 2002, the Company issued the following unregistered securities:

      (i) 398,669 shares of its common stock to fifteen accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $574,080 in cash;

      (ii) 489,107 shares of its common stock to an accredited investor against cancellation of an overdue promissory note for $100,000 and accrued interest thereon of $10,000;

      (iii) 368,898 shares of its common stock to five creditors against cancellation of an aggregate $147,367 in current liabilities.

Item 3 DEFAULTS ON SENIOR SECURITIES

            - None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
       SECURITIES' HOLDERS

            - None

Item 5 OTHER INFORMATION

            - None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

      Exhibits  99.1    Certification  Pursuant to 18 U.S.C.  Section  1350,  as
                        Adopted  Pursuant to Section  906 of the  Sarbanes-Oxley
                        Act of 2002.

      Exhibits 99.2     Certification   Pursuant  18  U.S.C.  Section  1350,  as
                        Adopted  Pursuant to Section  906 of the  Sarbanes-Oxley
                        Act of 2002.

      (b) Reports on Form 8-K during the quarter ended June 30, 2002

                        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

Date:   August 14, 2002                  By: /s/ Frank Guarino
                                             -----------------
                                                 Frank Guarino
                                                 Chief Financial Officer