Form 10QSB
period 2002-09-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2002-11-14
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      22-1558317
          -----------                                --------------------
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

                                 Yes [X] No [ ]

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of November 14, 2002, was 17,364,831 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART 1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2002                                           3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2002 and 2001      4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2002 and 2001                5

         Notes to Consolidated Financial Statements                      6 - 10

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11 - 12

Item 3  Controls and Procedures                                          13

PART II  -  OTHER INFORMATION                                            14

SIGNATURES                                                               15 - 17

PART I  - Item 1

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                              September 30, 2002
                                                              ------------------
ASSETS                                                            (Unaudited)
     Current Assets
         Cash ................................................   $     7,596
         Accounts receivable, net of allowance for
         doubtful accounts of  $11,645 .......................       176,584
         Miscellaneous receivables ...........................        83,116
         Inventories .........................................       289,289
         Prepaid expenses ....................................         6,824
                                                                 -----------
             Total Current Assets                                    563,409
     Property, plant and equipment, net of accumulated
     depreciation of $30,241 .................................        99,138
     Other assets ............................................        53,196
                                                                 -----------
TOTAL ASSETS .................................................       715,743
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Current Liabilities
         Accounts payable and accrued expenses ...............       925,309
         Loans and notes payable .............................       338,178
                                                                 -----------
            Total Current Liabilities ........................     1,263,487
     Unearned income, less current portion ...................        36,250
                                                                 -----------
TOTAL LIABILITIES ............................................     1,299,737
                                                                 -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued
     and outstanding, at redemption value ....................       130,282
     Cumulative, Series C, non-voting, 64,762 shares issued
     and outstanding . .......................................        64,763
     Convertible, Series D, voting, 125 shares issued and
     outstanding .............................................           125
     Common Stock, $0.001 par value, 75,000,000 shares
     authorized, 17,364,831 shares issued and outstanding ....        17,365
     Additional paid-in capital ..............................     3,606,366
     Accumulated deficit .....................................    (4,402,895)
                                                                 -----------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ......................      (583,994)
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $   715,743
                                                                 ===========

                 See notes to consolidated financial statements

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                Nine Months Ended
                                               September 30,                   September 30,
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------

Total Revenues ..................     $    172,911    $     20,338    $    519,097    $     20,338
Cost of Goods Sold ..............           96,569          14,084         268,615          14,084
                                      ------------    ------------    ------------    ------------
Gross Profit ....................           76,342           6,254         250,482           6,254

Selling expenses ................           73,961          94,298         373,069         141,169
General & administrative
  expenses ......................          621,008         464,937       1,808,997         909,928
                                      ------------    ------------    ------------    ------------
Total operating expenses ........          694,969         559,235       2,182,066       1,051,097

(Loss) from operations ..........         (618,627)       (552,981)     (1,931,584)     (1,044,843)

Other Income (Expense)
     Miscellaneous income .......             --              --                22            --
     (Loss) on disposal of assets             --              --           (96,905)           --
     Interest (expense) .........          (27,001)         (4,314)        (29,783)         (7,252)
                                      ------------    ------------    ------------    ------------
        Total Other (Expense) ...          (27,001)         (4,314)       (126,666)         (7,252)
                                      ------------    ------------    ------------    ------------
Net (Loss) before taxes .........     $   (645,628)   $   (557,295)   $ (2,058,250)   $ (1,052,095)

     Provision for income taxes .             --              --               580            --

Net (Loss) ......................     $   (645,628)   $   (557,295)   $ (2,058,830)   $ (1,052,095)
                                      ============    ============    ============    ============
(Loss) per Common Share .........     $      (0.04)   $      (0.04)   $      (0.12)   $      (0.08)
                                      ============    ============    ============    ============
Weighted Average Number of
     Common Shares Outstanding ..       17,287,848      13,642,166      16,616,206      12,626,674
                                      ============    ============    ============    ============

                 See notes to consolidated financial statements

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended September 30,
                                                                 2002          2001
                                                             -----------    -----------
Cash Flows from Operating Activities
     Net (loss) .........................................    $(2,058,830)   $(1,052,095)
     Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
        Depreciation and amortization ...................         16,512          9,399
        Stock issued for debt and expenses ..............        174,054           --
     Decreases (increases) in Assets
        Accounts receivable .............................       (133,732)       (16,323)
        Miscellaneous receivables .......................        (13,141)       (32,762)
        Inventories .....................................       (161,312)      (134,053)
        Prepaid expenses ................................         43,295         (9,369)
        Other assets ....................................             (1)          --
     Increases (decreases) in Liabilities
       Accounts payable and accrued expenses ............        644,986        388,567
                                                             -----------    -----------
Net Cash (Used) by Operating Activities .................     (1,488,169)      (846,636)
                                                             -----------    -----------
Cash Flows from Investing Activities
     Purchases of equipment and fixtures ................        (53,786)       (62,280)
                                                             -----------    -----------
Net Cash (Used) by Investing Activities .................        (53,786)       (62,280)
                                                             -----------    -----------
Cash Flows from Financing Activities
     Proceeds from borrowings ...........................        326,938        205,000
     Repayment of loans .................................         (6,500)      (155,000)
     Change in royalty obligation .......................           --           45,000
     Proceeds from sale of common
     and preferred stock ................................        733,560        810,000
                                                             -----------    -----------
Net Cash Provided by Financing Activities ...............      1,053,998        905,000
                                                             -----------    -----------

Net Increase (Decrease) in Cash .........................       (487,957)        (3,916)
Cash at Beginning of Period .............................        495,553          5,465
                                                             -----------    -----------
Cash at End of Period ...................................    $     7,596    $     1,549
                                                             ===========    ===========

                 See notes to consolidated financial statements

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

      Millennium   Biotechnologies  Group,  Inc.  (the  Company  or  "Millennium
      Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

      Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(TM) and PROSURGEX(TM) which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended July 31, 2001, the Company's quarterly report on Form 10-QSB for the three months period ended October 31, 2001, the Company's transition report on Form 10-QSB for the two and five months periods ended December 31, 2001, and the Company's quarterly reports on Form 10-QSB for the three and six months periods ended March 31, 2002, and June 30, 2002.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001, have been included.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

   Fair Value of Financial Instruments

      For financial instruments including cash, prepaid expenses and other current assets, short-term debt, accounts payable and accrued expenses, it was assumed that the carrying values approximated fair value because of their short-term maturities.

   Reclassification

      Certain reclassifications have been made to prior year balances to conform to the current year's presentation.

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

MISCELLANEOUS RECEIVABLES

      Miscellaneous receivables at September 30, 2002 consist of the following:

            Due from officers                            $ 64,338
            Miscellaneous                                  18,778
                                                         --------
            Total                                        $ 83,116
                                                         ========
INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and PROSURGEX(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at September 30, 2002, consists of the following:

            Raw Materials                                $221,669
            Work in Process                                51,024
            Finished Goods                                 16,596
                                                         --------
            Total                                        $289,289
                                                         ========

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 2002, consists of the following:

            Furniture and Equipment                      $ 67,622
            Leasehold improvements                         61,757
                                                         --------
            Subtotal                                      129,379
            Less accumulated depreciation                  30,241
                                                         --------
            Total                                        $ 99,138
                                                         ========

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at September 30, 2002:

            Accounts payable                             $426,920
            Accrued professional fees                     152,000
            Accrued royalties                              85,879
            Accrued payroll and payroll taxes             236,631
            Miscellaneous accruals                         23,879
                                                         --------
            Total                                        $925,309
                                                         ========

DEBT

      Short-term debt at September 30, 2002, is as follows:

           Cash advance by an affiliated entity,
             bearing interest of 10% payable in
             cash and restricted stock valued at
             $0.50/share                                 $ 76,938
           Non-interest bearing cash advance by an
             accredited investor                           11,240
           Demand loans extended by two unrelated
             investors, bearing interest at the rate
             of 10% payable in restricted stock
             valued $0.50/share                            50,000
           Two non-interest bearing convertible
             promissory notes dated July 15, 2002,
             issued to two accredited investors,
             maturing July 15, 2003, convertible at
             the option of the holders into common
             shares at the rate of $1.50/share            200,000
                                                         --------
                                                         $338,178
                                                         ========

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

   In October 2001, the Company signed a 5-year lease commencing in early 2003, for approximately 4,500 square feet of office space at a monthly rental of $10,000 plus an allocated portion of certain operating expenses. The Company intends to occupy these facilities in early 2003. The lease is personally guaranteed by the Company's Chief Executive Officer Jerry E. Swon.

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

Results of Operations for the three months ended September 30, 2002:

During the quarter ended September 30, 2002 the Company introduced and recorded its first orders for Millennium's PROSURGEX (TM) product a modular high protein/high calorie nutritional supplement. PROSURGEX(TM) contains 400 calories per serving (compared to 90 calories per serving for RESURGEX(TM)) along with all the immune support antioxidants RESURGEX(TM) provides. The additional calories in PROSURGEX(TM) are derived from high quality protein, high quality fats, and quality carbohydrates. The introduction of PROSURGEX(TM) marked the culmination of an intensive effort to complete product research and design, prepare the new product for the market, and introduce the product to the existing and new distribution channels developed during the quarter.

It is management's belief a successful marketing strategy for both RESURGEX(TM) and PROSURGEX(TM) emphasizes support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes both RESURGEX(TM) and PROSURGEX(TM) in its universe of products that qualify for reimbursement when prescribed by the medical profession. Currently both RESURGEX(TM) and PROSURGEX(TM) are included in First Data Bank, which translates to Medicaid coverage in states, which subscribe to the open formulary categorization of including products on their formulary. Both RESURGEX(TM) and PROSURGEX(TM) are included for reimbursement and are being marketed in the states of New Jersey, Connecticut, and Nevada. Both products have been covered through the prior authorization procedure in the state of Pennsylvania. The Company launched a sales campaign for RESURGEX(TM) and PROSURGEX(TM) in the State of Pennsylvania on September 13th, 2002. Separately, the Company has moved to obtain approval by Medicaid and ADAP in New York, and Medi-Cal in California the two states represent the most important market segment that does not currently subscribe to the open formula categorization of the products for purpose of reimbursement qualification. Management anticipates product launches in additional states during the next quarter.

Revenue comparisons to the second and third quarters in 2001 are not very meaningful because during that period, the Company's Millennium subsidiary was still in the early stage of its formation and had recorded very minimal revenues in the third quarter of 2001. Revenues for the quarter ended September 30, 2002 amounted to $172,980 all such revenues were generated from the Company's wholly owned subsidiary Millennium Biotechnologies, Inc. These revenues resulted entirely from the sales of RESURGEX(TM) and PROSURGEX(TM). If measured against second quarter revenue the third quarter saw a further increase in revenues derived from RESURGEX(TM) and PROSURGEX(TM). Revenues generated from the sales of RESURGEX(TM) and PROSURGEX(TM) during the third quarter increased by 2.57% ($172,910 compared to $168,567) over the preceding quarter.

This revenue figure represents orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as those channels mature. At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits during the three months ended September 30, 2002 amounted to $76,342 for a 44% gross margin. After deducting selling expenses and general and administrative expenses of $694,969 the Company realized an operation loss of $618,627. Non-operating expenses totaled $27,001. The net result for the quarter and the nine months period ended September 30, 2002, were losses of $645,628 or $0.04 per share, and $2,058,830 or $0.12 per share, respectively.

The period's net result was significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations as well as the supporting administrative infrastructure, resulting in relatively high operating expenses. Management does not consider this atypical for a new company engaged in launching new products. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

Liquidity and Capital Resources

In view of the start-up nature of the Company's business and at this stage of its development, its operations were generally financed by new equity investments through private placements with accredited investors. During prior periods, the Company, had obtained of equity capital that supplied the majority of the funds that have been needed to finance operations during the reporting period, such new investments totaled $109,480. In addition the company obtained $200,000 through two non-interest bearing convertible promissory notes, which are convertible at the option of the holders into common shares at a rate of $1.50 per share. While these funds sufficed to cover a portion of the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the quarter was somewhat constraint, with working capital showing a deficit of $700,078.

Management is currently in discussions with several entities to further finance the Company's capital needs and expects but cannot assure it will be able to meet the Company's capital needs, until such time as cash flow from sales increases to an extent that will meet cash requirements form operations.

ITEM 3 - Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

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

Issuance of unregistered securities

During the quarter ended September 30, 2002, the Company issued the following unregistered securities:

      (i) 90,474 shares of its common stock to seven accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $109,480 in cash;

      (ii) 25,000 shares of its common stock to an employee, for services rendered;

      (iii) Two non-interest bearing convertible promissory notes dated July 15, 2002, issued to two accredited investors, maturing July 15, 2003, convertible at the option of the holders into common shares at the rate of $1.50 /share. Pursuant to Section 4(2) and Regulation D of the Securities Act.

Item 3 DEFAULTS ON SENIOR SECURITIES

      - None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
       SECURITIES' HOLDERS

      - None

Item 5 OTHER INFORMATION

      - None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

Number      Description

99.1        Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  Adopted   Pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

99.2        Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  Adopted   Pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

      - None

   (b) Reports on Form 8-K:

      - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

Date: November 14, 2002                         By: /s/ Frank Guarino
                                                    ----------------------------
                                                    Frank Guarino
                                                    Chief Financial Officer

                                  CERTIFICATION

I, Jerry E. Swon, Chief Executive Officer of Millennium Biotechnologies Group, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

                                                       /s/ Jerry E. Swon
                                                 -------------------------------
                                                 Jerry E. Swon
                                                 Chief Executive Officer

                                  CERTIFICATION

I, Jerry E. Swon, Chief Executive Officer of Millennium Biotechnologies Group, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

                                                       /s/ Frank Guarino
                                                 -------------------------------
                                                 Frank Guarino
                                                 Chief Financial Officer