Form 10KSB
period 2002-12-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2003-05-13
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE OF 1934

                        For the Transition Period From to

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                  22-1558317
      --------------------------------------------------------------------
      (State or other Jurisdiction of                      (IRS Employer
       Incorporation or Organization)                    Identification No.)

            665 Martinsville Road, Suite 219 Basking Ridge, NJ 07920
            --------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 604-2500
                                 --------------
               (Registrant's telephone number including area code)

                               REGENT GROUP, INC.
                               ------------------
                             (Former Conformed Name)

                                  April 1, 2002
                                  -------------
                              (Date of Name Change)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Registrant's revenues for the fiscal year ended December 31, 2002, were $675,080.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 31, 2003. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 31, 2003, ($0.30), the aggregate market value of the 10,201,007 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 31, 2003, was approximately $3,060,302. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 31, 2003, 18,703,160 shares of Common Stock, $0.001 par value, 65,141shares of Series B Convertible Preferred Stock, $1.00 par value, and 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

                                    CONTENTS

PART I.
                                                                            Page

      Item  1.    Business..................................................   4

      Item  2.    Properties................................................  11

      Item  3.    Legal Proceedings.........................................  11

      Item  4.    Submission of Matters to a Vote of Security Holders.......  11

PART II.

      Item  5.    Market for Registrant's Common Equity and
                  Related Shareholder Matters...............................  12

      Item  6.    Management's' Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  14

      Item  7.    Financial Statements......................................  17

      Item  8.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................  17

PART III.

      Item 9.     Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.......................................  18

      Item 10.    Executive Compensation...................................   22

      Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters................  24

      Item 12.    Certain Relationships and Related Transactions............  25

      Item 13.    Exhibits and Reports on Form 8-K..........................  25

      Item 14.    Controls and Procedures...................................  26

                  Signatures................................................  27

                  Exhibit Index ............................................  28

                                     PART I

ITEM 1: BUSINESS

The Company

      Millennium   Biotechnologies  Group,  Inc.  (the  Company  or  "Millennium
Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

      Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(TM) and PROSURGEX(TM) which provide nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

      The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium. During the year prior to the merger, the Company had no material operations. For more information on the Company's operations prior to the merger and the general terms of the merger we refer to the Company's report on Form 10-KSB for the period ended July 31, 2001 and related filings with the Securities and Exchange Commission. In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium. Such preferred shares were subsequently converted into approximately 96% of the outstanding common stock of the Company. For accounting purposes, the merger has been treated as an acquisition of Millennium Group by Millennium, and a re-capitalization of Millennium. The historical financial statements prior to July 27, 2001, are those of Millennium. Subsequent to July 27, 2001, the financial statements are those of the Company and its wholly-owned subsidiary Millennium, on a consolidated basis.

Background

      On July 27, 2001, pursuant to an Agreement and Plan of Reorganization, Millennium paid Millennium Group $146,000, which was used to pay certain indebtedness of Millennium Group. In addition, in November and December, 2001, the Company paid off pre-merger Millennium Group liabilities of $91,640. Each share of common stock of Millennium was converted into preferred series D shares of Millennium Group at a rate of .025 preferred shares for each common share of Millennium. Each of these preferred series D shares is convertible into 641.215 common shares of Millennium Group and is entitled to 641.215 votes. The preferred series D shares have been converted into common shares on April 1, 2002.

      The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of 75,000,000 common shares, par value $0.001, and 810,360 preferred shares, par value $1.00.

      As of December 31, 2002, there were outstanding 17,902,485 common shares, 65,141 shares of Series B Convertible Preferred Stock, and 64,763 shares of Series C Cumulative Preferred Stock.

Narrative Description of Business

      Millennium developed two novel enteral nutritional formulas, RESURGEX(R) and PROSURGEX(TM), that play an important role as a nutritional adjunct to the medical treatment for certain chronic immuno-compromising debilitating diseases such as Acquired Immune Deficiency Syndrome ("AIDS"), hepatitis and cancer. Those infected with AIDS/HIV (Human Immunodeficiency Virus) and other chronic debilitating diseases present a multitude of medical/nutritional problems, which include weight loss, immune dysfunction, free-radical pathology and loss of energy production. Millennium believes that RESURGEX(R) and PROSURGEX(TM) are the first multi-component nutritional supplements designed to deal with the multiple nutritional needs of the immunocompromised individual. Specifically, RESURGEX(R) and PROSURGEX(TM) have been formulated to address the loss of lean muscle (wasting), nutrient depletion, immune support, mitochondrial dysfunction (energy loss) and oxidative stress (free-radical damage) in individuals undergoing medical treatment for chronic immunocompromised medical conditions.

      The Company's proprietary formulations combine a unique blend of nutritional components that enable the individual to better tolerate the nutritional concerns of their illness and the side effects brought on by common medication regimes. The desirable taste, of RESURGEX(R) and PROSURGEX(TM) and their easy-to-use delivery method were designed to promote sustained acceptance under long-term use and should have a significant impact on a patient's propensity to follow an ongoing regimen of compliance.

General Description

      RESURGEX(R) and PROSURGEX(TM) are new multi-component nutritional formulas that were designed to address the multiple nutritional needs (oxidative stress, lean tissue loss, energy depletion, immune support) of immuno-compromised conditions as an adjunct to medical treatment.

      Both RESURGEX(R) and PROSURGEX(TM) have been positioned to provide for a comprehensive, high quality alternative to traditional high sugar, high fat supplements that load up on corn oil, corn syrup and sucrose or the "single magic bullet" products that only address one of the several nutritional needs and concerns of the individual.

      RESURGEX(R)  is the first low fat (1g),  low sugar  (5g),  low calorie (90
Kcal) enteral nutritional formula to provide multiple comprehensive nutritional regimens into one delicious and convenient drink and commonly used as a nutritional supplement to meals.

      PROSURGEX(TM) is the first high protein (21g), high calorie (400 Kcal) enteral nutritional formula to provide multiple comprehensive nutritional regimens into one delicious and convenient drink. It is commonly used as a meal replacement or can be used as a sole source of nutrition as directed by a physician. Concentrated calories derived from high quality food sources as opposed to typical corn oil, sucrose and corn syrup found in other nutritional supplements.

      Both  RESURGEX(R)  and  PROSURGEX(TM)   contain  a  comprehensive  mix  of
specialized nutrients that contribute to one or more aspects of support - immune, energy, antioxidant and maintenance of lean tissue - such as high quality undenatured whey protein, CoQ10, Nucleotides, D-Ribose, L-Carnitine, Ornithine Ketogluterate (OKG), Beta Glucans, Branched Chain Amino Acids and other important ingredients. Our exclusive, proprietary ingredient in both products is SOD/Gliadin or GliSODin(TM) (superoxide dismutase), an orally available form of the cell's master antioxidant defense that is involved in numerous important functions in the body.

      While these represent several important nutraceuticals in both formulas, GliSODin(TM) ("SOD/gliadin") is an integral component of RESURGEX(R) and PROSURGEX(TM). SOD/gliadin is a unique patented, vegetarian form of the cell's master cellular defense enzyme, developed for oral use. In July 2001, Millennium entered into an exclusive license agreement with Isocell S.A., the holder of the patent for SOD/gliadin. Pursuant to the license, Millennium has the exclusive North American rights to purchase, promote and distribute SOD/gliadin in the channel of distribution for direct sale of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements.

How The Products Work

      Essentially, there are several pathways and concerns that must be addressed when it comes to nutritional support in any major degenerative or immuno-compromised condition. While there are several "single magic bullet" products on the market, this approach will inevitably fail since they only focus on one concern while neglecting the others. Both RESURGEX (R) and PROSURGEX(TM) were developed to address the major nutritional concerns that may be influenced by nutritional support as an adjunct to medical care. In addition, rather then providing significant amounts of calories from corn oil, sucrose and corn syrup combined with an inexpensive multivitamin blend, RESURGEX(R) and PROSURGEX(TM) were developed to provide a comprehensive and complex array of nutrients and nutraceuticals that play important roles in health and well being. These include:

      Mitochondrial (Energy) Support

      Mitochondria are tiny organelles found inside all human cells of the body. Essentially, they are the cell's "power plants" that produce energy (ATP) as well as involved in protein and fat processing. Several things can affect how well the mitochondria work. As people age, presence of infections or certain diseases, strenuous activity and certain medications, the efficiency of how well the mitochondria can function is hampered. These changes or mutations may damage the mitochondria (mitochondrial toxicity) and either disrupt the normal function or cause them to stop working altogether. RESURGEX(R) and PROSURGEX(TM) contain a patented blend of ingredients that help support the function of the mitochondria and assist in the production of energy in the cell. Some of these ingredients include:

      o Coenzyme Q10 (COQ10) - is an essential component of cellular energy production and respiration since it participates in the mitochondrial electron transport system, which supplies energy (ATP) for a variety of physiological functions. Muscle mitochondria lack adequate COQ10 in several chronic conditions.

      o L-Carnitine - functions primarily to regulate fat metabolism and also acts as a carrier of fatty acids into the mitochondria, where they are oxidized and converted into energy (ATP). It has been established in the literature that serum carnitine deficiency is common in certain conditions and several medications are associated with mitochondrial destruction.

      o Ribose - is a carbohydrate used by the cells to form the primary source of all the body's energy - ATP. Ribose plays a key role in the generation and recovery of ATP. Ribose can offer powerful complimentary support to other nutrients addressing energy depletion by aiding normal ATP production.

      Reduce Oxidative Stress (Free Radical Burden)

      Oxidative Stress in the body is caused by an imbalance or overload of oxidants (free radicals from air, food, metabolism, medications, stress, disease, etc.). Sustained oxidative stress disrupts the cell's structure and defenses resulting in damage or death to the cell and contributes to the pathophysiology of many diseases. As we age or are presented with disease, proper antioxidant defense is essential for recovery. While there are many important antioxidants - Vitamin C, Vitamin E, zinc, selenium, polyphenols, carotenoids, etc, - the one that stands above all is the cell's master antioxidant defense enzyme called superoxide dismutase (SOD). The clinical relevancy of SOD has been demonstrated in numerous scientific studies in cardiology, immunology, oncology, inflammatory conditions, asthma, vision and liver support. Exclusive to Millennium Biotechnologies, in the medical market, is the first orally effective vegetarian form of SOD as opposed to the injectable bovine material previously used. RESURGEX(R) and PROSURGEX(TM) contain a patented blend of ingredients that help support the cell's ability to defend against oxidative stress. Some of these ingredients include:

      o SOD/Gliadin (GliSODin(TM)) - As an antioxidant, SOD helps to decrease oxidative stress - it is the master cellular defense enzyme of the cell and serves as significant support for the immune system, it can counter the harmful effects of free radicals, thereby diminishing their negative effects on the body. SOD has been shown to influence the negative effects of inflammatory cytokines, support immune function, and reduce oxidative stress.

      o Undenatured Whey Protein - undenatured whey has been shown to assist in cellular defense by increasing available glutathione - another important cellular antioxidant required by the body to ward off the effects of oxidative stress.

      o  Beta  Glucans  -powerful   antioxidant   attributes,   with  heightened
free-radical scavenging capabilities

      o Multi-Vitamin/Mineral Mix, Polyphenols - contain important accessory antioxidants.

      o Coenzyme Q10 - a powerful cellular antioxidant with roles in preventing oxidation of fatty cell membranes and ultimately cell death

      Maintain Lean Muscle

      A common problem as we age and among many chronic degenerative or immunocompromised conditions is lean muscle loss or wasting. This problem, also known as cachexia, can diminish the quality of life, and exacerbate illness. Several issues related to the loss of muscle during illness and aging include: inadequate caloric intake, problems with metabolism, elevations of inflammatory compounds that break down muscle (certain cytokines) or malabsorption. Nutritional supplementation has played an important role in boosting caloric intake, but in many conditions increasing calories may not be the only answer. RESURGEX(R) and PROSURGEX(TM) contain a patented blend of ingredients that help maintain lean tissue by providing high quality protein and compounds that assist in building muscle and prevent its breakdown. Some of these ingredients include:

      o Undenatured Whey - When it comes to nutritional support directed at maintaining lean mass, adequate calories and good quality protein is essential. By virtue of it's biological value (BV), whey protein has long been considered the best source of protein for building and retaining lean muscle mass, which is why it has become a nutritional staple for immuno-compromised patients.

      o Ornithine alpha-ketoglutarate (OKG) - affects wasting through three primary mechanisms: as an anabolic agent (build-up of muscle tissue), as an anti-catabolic agent (prevents breakdown of muscle tissue), and as an inducer of protein synthesis. All three mechanisms contribute to muscular development and enhanced recovery. Lastly, OKG spares the loss of glutamine in muscle, which is essential for recovery and repair.

      o Branched Chain Amino Acids (BCAA) - play a principle role in muscle recovery, muscle growth and energy maintenance and must be present in the muscle cells to promote protein synthesis. Why we need these special amino acids is simple: scientific evidence shows that branched-chain amino acids may help build and retain lean muscle mass.

      o Nucleotides - building blocks of (DNA) and (RNA) dietary source is required to promote optimal tissue growth

      Immune Support

      Essentially, good nutritional support supplying essential macronutrients and micronutrients are critically important for maintaining a proper immune system. Nevertheless, if the cells of the immune system cannot produce energy efficiently (mitochondrial dysfunction), have poor antioxidant defenses (oxidative stress) and the body is losing important lean muscle, immune support cannot effectively be achieved. This is the primary reason why RESURGEX(R) and PROSURGEX(TM) were developed as a modular component system that provides support in addressing these needs and issues. In addition, both products contain a patented blend of ingredients that help support the immune system. Some of these ingredients include: SOD/Gliadin (GliSODin(TM)), Beta Glucans, Nucleotides, Undenatured Whey high in Immunoglobulins, OKG, CoQ10 and Carnitine.

Special Features of RESURGEX(R) and PROSURGEX(TM)

      o Includes SOD/Gliadin (GliSODin(TM)), a unique, vegetarian patented, orally effective form of superoxide dismutase derived from melon

      o RESURGEX(R) was awarded a use and composition patent, PROSURGEX(TM) is patent pending

      o High Quality Undenatured Protein

      o Concentrated High Quality Calories in PROSURGEX(TM), Low Calories in RESURGEX(R)

      o Comprehensive Nutrient Mix

      o Iron Free

      Tastes Great

      o Delicious Flavor

      o Mixes Easily

      o Smooth Texture

      Easy To Use

      o Single-Serving Dosage

      o Convenient Anytime, Anywhere

      o Just Add Cold Water - Mix/Shake and Enjoy

      o Great For Travel

Principal Market

      The principal market for the Company's products is comprised of patients whose immune systems have been compromised as a result of chronic and acute viral based infections and are receiving medical care. The first market segment targeted by the Company is patients with HIV caused AIDS cases. Management believes that there is a significant demand and expanding market for RESURGEX(R) and PROSURGEX(TM) because of the large population of HIV infected persons. Nutritional supplements are steadily becoming an important adjunct in the treatment of people living with HIV and AIDS. Both products are enteral nutritional supplements targeted to nutritionally support immuno-compromised individuals undergoing medical treatment for chronic debilitating conditions that cause tissue wasting (weight loss), oxidative stress, mitochondrial failure (fatigue/low energy) and immune dysfunction.

      In the long term, the Company plans to expand its focus on other conditions where nutritional support as an adjunct to medical care is required. In addition, we plan to explore RESURGEX(TM)(R) and PROSURGEX(TM) applications to the health market as a supplement to enhancing health and well being. Lastly, the Company plans to capitalize on the emerging importance and popularity of GliSODin(TM) by marketing a stand alone product in the mass market.

Intellectual Property

      Millennium owns all rights to the formulations of RESURGEX(R) and PROSURGEX(TM) and has filed a compositional patent application with respect to these formulations. It also has filed for trademark protection for the names "RESURGEX" and "PROSURGEX". These applications are presently pending before the United States Patent and Trademark Office. On January 7, 2003, RESURGEX(R) was issued a Use and Composition Patent (United States Patent 6,503,506 Nutrient therapy for immuno-compromised patients). In addition, the Company relies on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently try to develop the same or similar technology however they would be infringing upon our patent and would not have access to an important proprieatary ingredient GliSODin(TM).

      On July 25, 2001, Millennium entered into an exclusive limited patent sublicense and distribution agreement with Isocell SA, a French company, which owns the rights to the combination of oral administrable SOD/gliadin (GliSODin(TM)). Isocell SA also owns the United States patent for Pharmaceutical compositions containing a Superoxide Dismutase which includes gliadin. Pursuant to the License Agreement, Millennium is granted an exclusive sublicense to promote and distribute GliSODin(TM) for use as a dietary supplement or functional food in certain defined medical market channels of distribution in North America involving direct sales of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements.

      The License Agreement provides for the sale of GliSODin(TM) to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of GliSODin(TM) do not meet agreed upon terms any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum.

Regulatory Environment

      The manufacturing, processing, formulation, packaging, labeling and advertising of RESURGEX(R) and PROSURGEX(TM) are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company plans to sell RESURGEX(R) and PROSURGEX(TM).

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

      Statements appearing in dietary supplement labeling must be accompanied by disclaimer stating that the FDA has not evaluated the Statements. Notification to the FDA of these Statements is not considered approval of the Statements. If the FDA determines in possible future proceedings that dietary supplement Statements fail to meet the requirements of the Dietary Supplement Law, a product may be subject to regulation as a drug. The FDA retains all enforcement means available to it (i.e. seizure, civil or criminal penalties, etc.), when investigating or enforcing labeling claims.

      The Federal Trade Commission ("FTC") regulates advertising of dietary supplements such as RESURGEX(R) and PROSURGEX(TM). The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines. Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

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

Medicaid Reimbursement

      Approval for reimbursement by state Medicaid programs is important for the marketing efforts undertaken by the Company. To that effect, Millennium had applied for and has gained inclusion into the First Data Bank ("FDB"). FDB provides pharmaceutical and nutraceutical pricing and product information to all 50 states, as well as the District of Columbia. FDB, a wholly owned subsidiary of the Hearst Corporation, is the world's leading supplier of healthcare knowledge databases, supplying drug knowledge to over 40,000 pharmacies, 4,000 hospitals, all 50 state Medicaid programs and virtually all major vendor and private drug benefit programs. The majority of drug wholesalers and manufacturers also use one or more of its products. Inclusion in FDB facilitates access to all state Medicaid programs, Managed Care Organizations and other important health care and reimbursement organizations.

      With inclusion in FDB, some state Medicaid organizations qualify RESURGEX(R) and PROSURGEX(TM) automatically under the open formulary system. Other states, require a more formal application process, among them the State of New York. Millennium has applied for approval by Medicaid and ADAP (Aids Drug Assistance Program) for the State of New York. In addition, it is selling RESURGEX(R) and/or PROSURGEX(TM) to physicians and obtaining Medicaid reimbursement in New Jersey, Connecticut, California, Nevada, Pennsylvania,
Maine, and Michigan. It is important to note that both RESURGEX(R) and PROSURGEX(TM) have been assigned Federal HCPCS Codes from the Centers of
Medicaid and Medicare Services. Some states require HCPCS codes as a prerequisite before a formal Medicaid reimbursement application is accepted.

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

      It is management's belief a successful marketing strategy for both RESURGEX(R) and PROSURGEX(TM) emphasizes support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes both RESURGEX(R) and PROSURGEX(TM) in its universe of products that qualify for reimbursement when prescribed by the medical profession. Currently both RESURGEX(R) and PROSURGEX(TM) are included in First Data Bank, which translates to Medicaid coverage in states, which subscribe to the open formulary categorization of including products on their formulary. Both RESURGEX(R) and PROSURGEX(TM) are included for reimbursement and are being marketed in the states of New Jersey, Connecticut, Michigan, Maine and Nevada. Both products have been covered through the prior authorization procedure in the state of Pennsylvania. The Company launched a sales campaign for RESURGEX(R) and PROSURGEX(TM) in the State of Pennsylvania on September 13th, 2002. PROSURGEX(TM) is covered in California under the Medi-Cal system. Separately, the Company has moved to obtain approval by Medicaid and ADAP in New York, the state that represents the most important market segment that does not currently subscribe to the open formula categorization of the products for purpose of reimbursement qualification. Management anticipates product launches in additional states during the next quarter.

      The tri-state New York geographical area accounts for a substantial number of the persons affected by immune systems dysfunction in the United States. The Company's goal is to reach a minimum of ten percent of this market within three years.

Competition

      There are many other nutraceutical products on the market that have been approved for Medicaid reimbursement in various states as dietary supplements in the field of immuno-deficiencies. However, RESURGEX(TM) is the only product available that features the patent-protected SOD/Gliadin formulation. Millennium has the exclusive right to market and distribute SOD/gliadin in certain defined medical markets in the North America. There can be no guaranty, however, that a competitive product will not emerge with features and characteristics that are superior to those of RESURGEX(TM)

Product Production

      All manufacturing, warehousing and distribution functions are outsourced to various vendors and suppliers.

Seasonality and Dependency

      The industry segment in which the Company does business is not seasonal.

Employees

      As of December 31, 2002, the Company employed 10 persons, of whom 2 were primarily engaged in research and development and product support activities, 3 were primarily engaged in sales and marketing, and 5 in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.

ITEM 2: PROPERTIES

      The Company leases certain office space and equipment under operating leases.

      The Company's administrative facilities are located in approximately 2,200 square feet of leased office space in Bernardsville, New Jersey, as to which Millennium entered into a 5 year lease, starting January 1, 2001. The lease calls for a monthly rent of $5,807 plus allocated expenses.

      In October 2001, the Company signed a 5-year lease commencing in November 2002, for approximately 4,500 square feet of office space at a monthly rental of $10,000 plus an allocated portion of certain operating expenses. The Company intends to occupy these facilities in the spring of 2003. This lease has been personally guaranteed by an officer of the Company.

ITEM 3: LEGAL PROCEEDINGS

      As of December 31, 2002 the Company was the subject of a claim for unpaid consulting fees in the amount of approximately $23,000. The Company and the consultant settled on April 9, 2003. The Company is not a party in any legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

(a) Market Information

      The Company's common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol MBTG. The following table sets forth, for the calendar quarters indicated during the last two fiscal years, the high and low quotations of the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

      The quotations for the four periods in 2001 and the first quarter in 2002 reflect prices for the Company's common stock, unadjusted for the effects of the reverse split of the common shares on a one-for-twelve basis, on April 1, 2002.

                                                        OTC-BB
                                                        ------
                                               High/Ask        Low/Bid
                                               --------        -------
2001

         First Quarter .................       $  0.63         $ 0.38
         Second Quarter ................          0.66           0.31
         Third Quarter .................          0.54           0.45
         Fourth Quarter ................          0.15           0.07

2002

         First Quarter .................       $  0.50         $ 0.16
         Second Quarter ................          3.35           0.51
         Third Quarter .................          2.25           0.67
         Fourth Quarter ................          0.95           0.30

(b) Shareholders

      As of March 31, 2003, there were approximately 390 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street names. The company estimates an additional 1,000 shareholders hold securities in street name. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock and 67 holders of record of the Company's Series C Preferred Stock.

(c) Dividends

      The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock. No cash dividends may be declared or paid on the Company's Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely the Company will declare any cash dividends in the foreseeable future.

Recent Issues of  Unregistered Securities

      During the fourth quarter of 2002 the Company had issued the following unregistered securities:

      (i) (a) $128,750 worth of 2-year convertible promissory notes, convertible at the holders' option into shares of common stock at the price of $0.25 per share, to ten accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D of the Securities Act; and (b) a promissory note for $50,000.00 which matures after 120 days and which, if unpaid at maturity, may be converted at the holder's option into shares of common stock at the price of $0.10 per share; all such transactions resulting in the receipt by the Company of an aggregate $178,750 in cash;

      (ii) 100,000 shares of common stock to an accredited investor pursuant to a private placement subscription under Section 4(2), Rule 506 of Regulation D of the Securities Act, which resulted in the receipt by the Company of $25,000 in cash;

      (iii) Warrants for the purchase of 125,000 shares of common stock, exercisable at the price of $0.01 per share, to a private investor in consideration of his purchase of a promissory note (see (i)(b) above). These warrants were exercised in December 2002 and resulted in the issuance of 125,000 restricted common shares.

      (iv) Warrants for the purchase of 70,000 shares of common stock, exercisable at the price of $0.50 per share, to a private investor in connection with his purchase of a $125,000 promissory note.

      (v) Warrants for the purchase of 250,000 shares to five officers and directors of the Company, and for the purchase of 30,000 shares to one employee, pursuant to grants authorized by the board of directors; all such warrants exercisable at the price of $0.50 per share;

      (vi) 44,764 shares of common stock to a creditor against cancellation of $22,382 current liabilities;

      (vii) 341,668 shares of common stock to two consultants for investor relations services rendered.

      (viii) 157,242 shares of common stock to a lender in return for a series of 6-months term loans aggregating $212,500, bearing interest at the rate of 10% p.a.; and 10,606 shares to the same lender in lieu of $3,500 in accrued interest.

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

      Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

      Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

      The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2002 and 2001 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      The financial data are those of Millennium Biotechnologies Group, Inc. including the operations of Millennium Biotechnologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

     SELECTED FINANCIAL DATA

     Balance Sheet                                            December 31,
                                                              ------------
                                                                   2002
                                                              -----------
      Total assets ....................................       $   622,305
      Current liabilities .............................         1,764,231
      Long-term debt ..................................           128,750
      Working capital .................................        (1,308,653)
      Shareholders' equity (impairment) ...............       $(1,270,676)

     Statement of Operations                  For the Year Ended December 31,
                                              -------------------------------
                                                   2002             2001
                                              -------------     -------------
     .
      Total revenues .......................  $    675,080      $     79,342
      Operating income (loss) ..............    (3,067,428)       (1,686,589)

      Net (loss) ...........................    (3,205,419)       (1,711,430)

      Net loss per common share ............  $      (0.19)     $      (0.14)
      Number of shares used in computing
      per share data .......................    16,772,410        12,463,515

Results of Operations for the year ended December 31, 2002:

During the quarter ended December 31, 2002 the Company continued to market and record orders for Millennium's RESURGEX(R) and PROSURGEX(TM) products. Revenues for the year ended December 31, 2002 amounted to $675,080 whereby all such revenues were generated from the Company's wholly owned subsidiary Millennium Biotechnologies, Inc. These revenues resulted entirely from the sales of RESURGEX(R) and PROSURGEX(TM). If measured against annual revenue in 2001, annual revenue in 2002 saw a significant increase in revenues derived from RESURGEX(R) and PROSURGEX(TM). Revenues generated from the sales of RESURGEX(R) and PROSURGEX(TM) during 2002 increased by 750% ($675,080 compared to $79,372) over 2001. It is important to note, however, that sales of RESURGEX(R) commenced only in September of 2001 and sales of PROSURGEX(TM) commenced only in August of 2002.

This revenue figure represents orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as existing channels mature and access to more state Medicaid programs is achieved. At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits during the twelve months ended December 31, 2002 amounted to $100,300 for a 15% gross margin. After deducting selling expenses, research and development expenses andgeneral and administrative expenses of $3,167,728 the Company realized an operation loss of $3,067,428. Non-operating expenses totaled $269,529. The net result for the twelve months period ended December 31, 2002, was a loss of $3,205,419 or $0.19 per share.

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

In 2002 Millennium recorded significant accomplishments in the development of sales and distribution channels for both RESURGEX(R) and PROSURGEX(TM). PROSURGEX(TM) completed its research and development cycle and was brought to market in August of 2002. Both products obtained Federal HCPCS codes which are issued by the Centers for Medicare and Medicaid. HCPCS codes are prerequisites for Medicaid approval in certain states. During 2002, five additional States qualified RESURGEX(R) and/or PROSURGEX(TM) for reimbursement - Nevada, California, Maine, Michigan and Pennsylvania. These States joined New Jersey and Connecticut which reimbursed RESURGEX(R) already in 2001. Millennium also advanced its distribution channels by negotiating and engaging in distribution relationships with national pharmaceutical wholesalers such as Cardinal Health and McKesson Corporation. In addition a national marketing campaign was launched through full page advertisements in POZ Magazine the leading publication associated with HIV/AIDS with a nationwide circulation approximately 125,000 issues per month. The marketing campaign was designed to develop direct access markets and to promote general awareness about the Company's products. As of December 31, 2002 over 250 pharmacies in 7 states dispensed either RESURGEX(R) or PROSURGEX(TM).

In 2003 the Company plans to further expand distribution channels by introducing RESURGEX(R) and PROSURGEX(TM) to a larger number of pharmacies, in order to expand access of the products to retail clients. The Company plans to streamline operations and production processes which is expected to lower cost of goods sold and result in significantly higher gross margins. Management is confident that it can develop strong distribution channels through physicians and pharmacies and a direct access program, through a more diversified pricing strategy and the pursuit of qualification for reimbursement in additional Medicaid markets.

Liquidity and Capital Resources

In view of the start-up nature of the Company's business at this stage of its development, its operations were generally financed by new equity investments through private placements with accredited investors. Such equity investments totaled $806,806 and supplied the majority of the funds that were needed to finance operations during the reporting period. In addition, the Company obtained funding through loans from accredited investors totaling $796,678 some of which include certain non-interest bearing and interest bearing convertible promissory notes, convertible into common shares at the option of the holders. These funds covered the negative cash flow from operations only partially, and were not sufficient to build up a liquidity reserve. As a result, the Company's financial position was impaired, with working capital at the end of the quarter showing a deficit of $1,308,653. Due to the Company's financial condition the Company's auditors have included a going concern explanatory paragraph in their report. The Company can only continue as a going concern in the event that it obtains additional capital.

Management is currently in discussions with several entities in order to obtain additional financing to support the Company's further growth. Management expects but cannot assure that it will be able to meet the Company's capital needs, until such time when cash flow from sales increases to an extent that it will meet requirements from operations.

ITEM 7: FINANCIAL STATEMENTS

      The Company's Financial Statements and Notes to Financial Statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B and are and are included at the end of this Annual Report on Form 10-KSB.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      As reported by the Company in its Form 8-K filed on October 10, 2001, the Company dismissed its former independent accountants, the firm of Wiener, Goodman & Company, P.C., and appointed the accountants for its subsidiary, Millennium, the firm of Rosenberg Rich Baker Berman and Company, as the Company's independent auditors.

      There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of all directors and executive officers of the Company are as follows:

        Name                       Position                              Term(s)  of Office
---------------------    ------------------------------------        --------------------------

Jerry E. Swon, 53        President, Chief Executive Officer,         Jul.27, 2001 until present
                         Chairman of the Board of the Company

Bruce L. Deichl, 55      Chief Operating Officer and                 Jul.27, 2001 until present
                         Director of the Company,
                         Secretary

Frank Guarino, 28        Chief Financial Officer                     Oct.15, 2001 until present

Michael G. Martin, 51    Company Director                            Oct.15, 2001 until present

David Sargoy, 43         Company Director                            Oct.15, 2001 until present

Carl Germano, 48         Executive Vice President, Research          May 15, 2001 until present
                         and Product Development

John Swon, 28            Vice President, Business Development        Apr.1, 2001 until present

Jerry T. Swon, 25        Assistant Vice President,                   Apr.1, 2001 until present
                         Sales & Marketing

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

Frank Guarino

      Mr. Guarino has been Millennium's Chief Financial Officer since October 15, 2001. Mr. Guarino was previously employed from December 1997 through February 2001 as the Controller for First National Funding Corporation of America, a mortgage banking firm with 55 branches nationwide producing over $350 million dollars in annual volume at the time of his departure. Mr. Guarino earned a BS degree in Accounting from St. Peter's College in 1997.

Michael G. Martin

      Mr. Martin was appointed a Director of the Company on October 15, 2001. In 1991, Mr. Martin founded Magnitude, Inc. (then known as Proformix, Inc.), a company engaged in the design and development of ergonomic software for office uses. Mr. Martin served as the Chairman and President of Magnitude, Inc. and its parent, Magnitude Information Systems Inc. from 1991 until 1999. Since June 2000, Mr. Martin has served as the director of business development for the Behrle Group, a regional interior office design company. Mr. Martin received a B.A. degree from Bloomsburg State College in 1972.

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

Compensation of our Directors

      During 2002, each of the Company's directors received warrants to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share for their services as advisors of the Company and members of our board of directors. The warrants have certain piggy-back registration rights. Directors who are non-officers or non-employees may, at our discretion, receive nominal compensation to cover travel costs.

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

Carl Germano

      Pursuant to a five-year employment agreement, dated May 18, 2001, with Millennium, Carl Germano was appointed Senior Vice President of New Product Development & Research. He is entitled to a base salary of $200,000 per year. In addition to the base salary Millennium will pay Mr. Germano a bonus equal to ..008 of the gross proceeds from the sales of RESURGEX(TM) and PROSURGEX(TM) each calendar quarter and .008 of the gross profits of other Millennium products. He also received options to purchase 26,365.6 shares of D Preferred Stock at $20.00 per share of which 20% vested upon the signing of the employment agreement and the balance vest 20% per year. Mr. Germano also receives a monthly automobile allowance.

John Swon

      Pursuant to a three-year employment agreement, dated May 1, 2001, with Millennium, John Swon was appointed Vice President of Business Development. He is entitled to a base annual salary of $50,000 during the first year with 10% annual increases each year thereafter. In addition to the base salary Millennium will pay Mr. Swon a bonus equal to .01663 of the gross proceeds from the sales of RESURGEX(TM) and PROSURGEX(TM) and .01663 of the gross profits of other Millennium products. He also received options to purchase 6,250 shares of D Preferred Stock at $20.00 per share.

Jerry T. Swon

      Pursuant to a three-year employment agreement, dated May 1, 2001, with Millennium, Jerry T. Swon was appointed Assistant Vice President of Marketing and Sales. He is entitled to a base annual salary of $50,000 during the first year with 10% annual increases each year thereafter. In addition to the base salary Millennium will pay Mr. Swon a bonus equal to .01663 of the gross proceeds from the sales of RESURGEX(TM) and PROSURGEX(TM) and .01663 of the gross profits of other Millennium products. He also received options to purchase 6,250 shares of D Preferred Stock at $20.00 per share.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002.

ITEM 10: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Other             Restricted     Securities       All
         Name and                                                      Annual             Stock        Underlying       Other
    Principal Position       Year       Salary ($)    Bonus ($)     Compensation($)      Awards ($)    Options ($)    Compens.($)
    ------------------       ----       ----------    ---------     ---------------      ----------    -----------    -----------
                                           (1)                            (2)                              (3)
---------------------------------------------------------------------------------------------------------------------------------
Jerry E. Swon (4)            2002        132,308            --          10,500               --             --              --
Chief Executive Officer,     2001        109,885            --          13,500               --             --              --
President                    2000             --            --              --               --             --              --
---------------------------------------------------------------------------------------------------------------------------------
Bruce L. Deichl (5)          2002        132,308            --          10,500               --             --              --
Chief Operating Officer,     2001        109,885            --          13,500               --             --              --
Secretary                    2000             --            --              --               --             --              --
---------------------------------------------------------------------------------------------------------------------------------
Frank Guarino (6)            2002         70,000            --           6,000               --             --              --
Chief Financial Officer      2001         10,769            --             500               --             --              --
                             2000             --            --              --               --             --              --
---------------------------------------------------------------------------------------------------------------------------------
Carl Germano (7)             2002        200,000            --          10,800               --             --              --
Exec. Vice President         2001        121,685            --          00,000               --             --              --
                             2000             --            --              --               --             --              --
---------------------------------------------------------------------------------------------------------------------------------
All executive officers
as a group (4 persons)       2002        534,616            --          37,800               --             --              --
---------------------------------------------------------------------------------------------------------------------------------

----------

(1) The value of other non-cash compensation, except for the items listed under (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.

(2)   Consists  of  automobile  expenses  allowances.

(3)   See table for "Stock Options and Warrants" below.

(4) Not included in the figures for 2002 are $117,692 deferred salary and $7,500 accrued unpaid automobile expense allowance. The 2001 salary figure includes $25,000 paid to Mr. Swon for services in the period from November 2000 through March 2001 under a consulting arrangement. In 2002, Mr. Swon received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share, and in 2001, warrants to purchase 133,333 shares (1,600,000 pre-4/1/02 reverse split) common shares of the Company, exercisable during five years at $0.50 ( $0.25 pre-4/1/02 reverse split) per share.

(5) Not included in the figures for 2002 are $117,692 deferred salary and $7,500 accrued unpaid automobile expense allowance. The 2001 salary figure includes $25,000 paid to Mr. Deichl for services in the period from November 2000 through March 2001 under a consulting arrangement. In 2002, Mr. Deichl received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share, and in 2001, warrants to purchase 133,333 shares (1,600,000 pre-4/1/02 reverse split) common shares of the Company, exercisable during five years at $0.50 ( $0.25 pre-4/1/02 reverse split) per share.

(6) In 2002, Mr. Guarino received warrants to purchase 30,000 common shares of the Company, exercisable at $0.50 per share.

(7) In 2002, Mr. Germano received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share, and warrants to purchase 180,342 common shares, exercisable at $0.37 per share.

Stock Options /Stock Purchase Warrants:

      The following table sets forth options and stock purchase warrants granted during 2002, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

-----------------------------------------------------------------------------------------------------
                         Number of Common      % of Total Warrants
                         Shares Underlying     Granted to Employees
                         Options and           and Directors              Exercise         Expiration
Name                     Warrants Granted      in FY 2002                 Price ($/Sh.)    Date                .
-----------------------------------------------------------------------------------------------------
Jerry E. Swon                50,000                8.9%                    0.50             10/30/07
Bruce Deichl                 50,000                8.9%                    0.50             10/30/07
Carl Germano                 50,000               59.1%                    0.50             10/30/07
Carl Germano                281,767             see above                  0.37             5/18/07
Frank Guarino                30,000                5.3%                    0.50             1030/07
Michael G. Martin            50,000                8.9%                    0.50             10/30/07
David Sargoy                 50,000                8.9%                    0.50             10/30/07

      There were no exercises of stock options or warrants during 2002 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company:

Compensation of Directors:

      The Company currently pays no outside directors' fees.

      On October 30, 2002, the board of directors of the Company approved a resolution pursuant to which the exercise price of warrants for the purchase of a total 533,332 shares of the common stock of the Company, held by the four directors, was reduced from $3.00 to $0.50. This change was enacted in order to retain the incentive character of such warrants, in view of market conditions that adversely affected the price for the common stock.

AUDIT COMMITTEE

      The Company has appointed an Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002, comprised of two independent outside directors of the Company, one of whom, M. Martin, is a financial expert with knowledge of financial statements, generally accepted accounting principles and accounting procedures and disclosure rules.

CORPORATE GOVERNANCE AND CODE OF ETHICS

      The Company has always been committed to good corporate governance. In furtherance of this commitment, in February 2003 the Board of Directors appointed an Audit Committee whose duties specifically include responsibility and oversight of corporate governance matters and adherence to the Company's Code of Ethics.

      A copy of the Corporate Code of Ethics and Conduct is set forth as an exhibit to this Form 10-KSB and may be obtained free of charge by submitting a request in writing to the Company at the address shown on the first page of this report.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 31, 2003, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title       Name and Address of                         Amount and Nature of               Percent
of Class    Beneficial Owner                            Beneficial Ownership (1)           of Class
---------   ----------------                            ------------------------           --------
Common      Jerry E. Swon                                    183,333(2)                     **
Stock       Bruce Deichl                                     183,333(3)                     **
            Frank Guarino                                     30,000(4)                     **
            Carl Germano                                   1,078,635(5)                     5.49%
            Michael G. Martin                                183,333(6)                     **
            David Sargoy                                     203,371(7)                     **
            Jane Swon                                      4,102,340(8)                     20.75%
            P. Elayne Wishart                              3,988,791(9)                     20.17%
            David Miller                                   2,386,700(10)                    12.63%

            All Directors and Executive Officers           1,862,005                        9.13%
            as a Group (6 persons)

Address of all persons above: c/o the Company.

----------
(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2003. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2) Consists of shares issuable upon exercise of warrants: 133,333 issued in 2001 and 50,000 issued in 2002. These warrants have a cash-less exercise provision and include certain piggyback registration rights. Does not include any securities owned by Jane Swon, Mr. Swon's spouse, as to which securities Mr. Swon disclaims beneficial ownership.

(3) Consists of shares issuable upon exercise of warrants: 133,333 issued in 2001 and 50,000 issued in 2002. These warrants have a cash-less exercise provision and include certain piggyback registration rights. Does not include any securities owned by P. Elayne Wishart, Mr. Deichl's spouse, as to which securities Mr. Deichl disclaims beneficial ownership.

(4)   Consists of shares issuable upon exercise of warrants issued in 2002.

(5) Mr. Germano holds options to purchase 1,408,835 shares of the Company's common stock, of which 845,301 are vested, which shares are included. Also included are shares issuable upon exercise of warrants to purchase 41,667 and 50,000 shares of Company common stock.

(6) Consists of shares issuable upon exercise of warrants: 133,333 issued in 2001 and 50,000 issued in 2002. These warrants have a cash-less exercise provision and include certain piggyback registration rights.

(7) Includes shares issuable upon exercise of warrants: 133,333 issued in 2001 and 50,000 issued in 2002. These warrants have a cash-less exercise provision and include certain piggyback registration rights.

(8) Includes warrants to purchase 1,068,692 shares of the Company. Jerry E. Swon, Ms. Swon's husband, disclaims beneficial ownership of all Company securities owned by Ms. Swon.

(9) Includes warrants to purchase 1,068,692 shares of the Company. Bruce Deichl, Ms. Wishart's husband, disclaims beneficial ownership of all Company securities owned by Ms. Wishart.

(10) Includes warrants to purchase 200,380 shares of the Company's common stock.

----------
**    Less than 1%

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his right, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to .0333 of the gross sales of RESURGEX(TM) and PROSURGEX(TM) and .033 of the gross profit from the sale of any additional products of Millennium. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company.

      On January  11,  2001  Millennium  entered  into  Royalty  and  Investment
Agreements with Jane Swon (spouse of Jerry E. Swon) and P. Elayne Wishart (spouse of Bruce Deichl). Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to .033 of the gross sales of RESURGEX(TM) and PROSURGEX(TM) and .033 of the gross profit from the sale of any additional products. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company.

      Millennium retained the services of David Miller, a principal stockholder, pursuant to a consulting agreement, dated May 1, 2001 to advise and assist it on sales, marketing and the development of its customer base and products. The term of the agreement is for three years commencing on May 1, 2001 unless terminated as provided for in the agreement. Mr. Miller is to receive an annual compensation of $48,000 and received options to purchase 200,380 shares of common stock.

      On October 30, 2002, the board of directors of the Company approved a resolution pursuant to which the exercise price of warrants for the purchase of a total 533,332 shares of the common stock of the Company, held by the four directors, was reduced from $3.00 to $0.50.

      During the year, a corporate entity named the Tax Transfer Corp. of New Jerseycontrolled by P. Elayne Wishart (spouse of Bruce Deichl) extended certain loans to the Company, evidenced by promissory notes with a term of six months, carrying interest at the rate of 10% per year. Such loans aggregated $142,500 and were accompanied by the issuance of 167,848 restricted common shares for origination fees. At December 31, 2002, $142,500 of such loans were outstanding.

The Company participates in the Tax Transfer Program of New Jersey a program that allows technology and biotechnology companies sell their net operating losses related to New Jersey state taxes to profitable companies within the state at a discount. The transaction provides cash to the unprofitable technology and biotechnology companies and a discount on state tax payments to the profitable companies. The Company is engaged in a contract with Tax Transfer Corp of New Jersey where Tax Transfer Corp. is a broker for this transaction.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the fourth quarter in 2002.

ITEM 14: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Millennium Biotechnologies Group, Inc.'s ("the Company's") disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the effectiveness of controls:

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

         By: /s/ Jerry E. Swon                               Date: May 13, 2003
             -------------------------------------
             Jerry E. Swon
             President and Chief Executive Officer
             (Principal Executive Officer),
             Chairman of the Board

         By: /s/ Frank Guarino                               Date: May 13, 2003
             -----------------------------
             Frank Guarino
             Chief Financial Officer
             (Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                                      Date
         ----                                                      ----

         /s/ Bruce Deichl                                          May 13, 2003
         -----------------
         Bruce Deichl, Director

         /s/ Michael G. Martin                                     May 13, 2003
         ----------------------
         Michael G. Martin, Director

         /s/ David Sargoy                                          May 13, 2003
         -----------------
         David Sargoy, Director

EXHIBIT 99.1-1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Millennium Biotechnologies Group, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerry E. Swon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2003

                                               By: /s/ Jerry E. Swon
                                                   ---------------------------
                                                       Jerry E. Swon
                                                       Chief Executive Officer

EXHIBIT 99.1-2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Millennium Biotechnologies Group, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Guarino, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2003

                                              By: /s/ Frank Guarino
                                                  ---------------------------
                                                      Frank Guarino
                                                      Chief Financial Officer

EXHIBIT 99.1-3

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry E. Swon, the Chief Executive Officer of Millennium Biotechnologies Group, Inc., certify that:

1.  I  have   reviewed   this  annual   report  on  Form  10-KSB  of  Millennium
Biotechnologies Group, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c)   presented  in  this  annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of Company's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003                             By: /s/ Jerry E. Swon
                                                    ---------------------------
                                                        Jerry E. Swon
                                                        Chief Executive Officer

EXHIBIT 99.1-4

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank Guarino, the Chief Financial Officer of Millennium Biotechnologies Group, Inc., certify that:

1.  I  have   reviewed   this  annual   report  on  Form  10-KSB  of  Millennium
Biotechnologies Group, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c)   presented  in  this  annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of Company's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003                            By: /s/ Frank Guarino
                                                   ---------------------------
                                                       Frank Guarino
                                                       Chief Financial Officer

EXHIBIT INDEX

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

10.6 Employment Agreement between Millennium and Jerry E. Swon dated April 1, 2001.*

10.7 Employment Agreement between Millennium and Bruce Deichl dated April 1, 2001.*

21    Subsidiaries of the Company:
      (i) Millennium Biotechnologies, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

99.1 Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.2  Corporate Code of Ethics and Business Conduct

----------
* Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

(1) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.

(3) Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

              Millennium Biotechnologies Group, Inc. and Subsidiary

                        Consolidated Financial Statements

                                December 31, 2002

              Millennium Biotechnologies Group, Inc. and Subsidiary
                 Index to the Consolidated Financial Statements
                                December 31, 2002

                                                                         Page

      Independent Auditors' Report ....................................    1

      Financial Statements

           Consolidated Balance Sheet .................................    2

           Consolidated Statements of Operations ......................    3

           Consolidated Statement of Stockholders Equity (Deficit) ....  4-5

           Consolidated Statements of Cash Flows ......................  6-7

           Notes to the Consolidated Financial Statements .............  8-21

                                 [letterhead of
                      Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey]

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Millennium Biotechnologies Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (impairment), and cash flows for the years ended December 31, 2002 and 2001 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bridgewater, New Jersey
April 25, 2003

/s/ Rosenberg Rich Baker Berman & Company

              Millennium Biotechnologies Group, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2002

           Assets
           Current Assets:
             Cash                                                                    $    43,670
             Accounts receivable, net of allowance for doubtful accounts of $16,193       18,887
             Inventories                                                                 168,696
             Prepaid expenses                                                            145,652
             Miscellaneous receivables                                                    15,178
             Due from related party                                                       63,495
                                                                                     -----------
                   Total Current Assets                                                  455,578

      Property and equipment, net of accumulated depreciation of $37,955                  92,375
      Patents, net of accumulated amortization of $816                                    21,156
      Deposits                                                                            53,196
                                                                                     -----------
               Total Assets                                                              622,305
                                                                                     ===========

      Liabilities and Stockholders' Equity (Impairment)
           Current Liabilities:
             Accounts payable and accrued expenses                                       815,797
             Short-term debt                                                             502,038
             Notes payable - related party                                               142,500
             Due to officers                                                             303,896
                                                                                     -----------
               Total Current Liabilities                                               1,764,231

           Long-term debt                                                                128,750
                                                                                     -----------
               Total Liabilities                                                       1,892,981

           Commitments

      Stockholders' Equity (Impairment)
           Preferred stock, par value $1; 810,360 shares authorized:
           Convertible Series B, 65,141 shares issued and outstanding;
             at redemption value                                                         130,282
           Cumulative Series C, non-voting 64,763 shares issued and outstanding           64,763
           Convertible Series D, voting 0 shares issued and outstanding                       --
           Common stock, par value $0.001; authorized 75,000,000 shares; issued
             and outstanding 17,902,485 shares                                            17,902
           Additional paid-in capital                                                  4,065,862
           Accumulated Deficit                                                        (5,549,485)
                                                                                     -----------
             Total Stockholders' Equity (Impairment)                                  (1,270,676)
                                                                                     -----------

               Total Liabilities and Stockholders' Equity (Impairment)               $   622,305
                                                                                     ===========

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                              Year Ended December 31,
                                                            ---------------------------
                                                                 2002          2001
                                                            ------------   ------------
      Net Sales                                             $    675,080   $     79,342
      Cost of Sales                                              574,780         37,238
                                                            ------------   ------------
      Gross Profit                                               100,300         42,104
      Research and development costs                              15,871          4,821
      Selling, general and administrative expenses             3,151,857      1,723,872
                                                            ------------   ------------

      Loss from operations                                    (3,067,428)    (1,686,589)
                                                            ------------   ------------
      Other expense
           Interest expense                                     (269,529)        (8,924)
           Miscellaneous expense                                      --        (15,917)
                                                            ------------   ------------

      Total Other Expense                                       (269,529)       (24,841)
                                                            ------------   ------------
      Net loss before taxes                                   (3,336,957)    (1,711,430)
      Benefit from income taxes                                  131,538             --
                                                            ------------   ------------

      Net Loss                                                (3,205,419)    (1,711,430)
                                                            ============   ============

      Net Loss Per Common  Share                            $      (0.19)  $      (0.14)
                                                            ============   ============

      Weighted average number of common shares outstanding    16,772,410     12,463,515
                                                            ============   ============

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
           Consolidated Statement of Stockholders' Equity (Impairment)
                     Years Ended December 31, 2002 and 2001

                                                                                    Preferred Stock
                                                  --------------------------------------------------------------------------------
                                                  Convertible     Convertible  Cumulative    Cumulative   Convertible  Convertible
                                                   Series B         Series B    Series C      Series C     Series D     Series D
                                                    Shares           Amount      Shares        Amount       Shares       Amount
                                                  -----------      ----------  ----------    ----------   -----------  -----------
Balance January 1, 2001                                --       $     --           --       $    --            --       $     --

Issuance of Millennium, Inc.
stock for patent formula                               --             --           --            --        50,000         50,000

Issuance of Millennium, Inc.
stock in connection with loan                          --             --           --            --         1,250          1,250

Issuance of Millennium, Inc.
stock in lieu of legal fees                            --             --           --            --         3,125          3,125

Issuance of Millennium, Inc.
stock - private placements                             --             --           --            --       182,675        182,675

Expenses related to reverse merger                     --             --           --            --            --             --
                                                   ------       --------       ------       -------       -------       --------
Subtotal - Millennium, Inc.                            --             --           --            --       237,050        237,050

Reorganization pursuant to
reverse merger                                     65,141        130,282       64,763        64,763         4,149          4,149

Issuance of Millennium
Biotechnologies Group, Inc. Stock
- private placements                                   --             --           --            --        22,043         22,043

Issuance of Millennium
Biotechnologies Group, Inc. Stock
- warrant exercise                                     --             --           --            --           750            750

Issuance of Millennium
Biotechnologies  Group, Inc. Stock
for services                                           --             --           --            --         2,495          2,495

Issuance of Millennium
Biotechnologies Group, Inc. stock
pursuant to note conversion                            --             --           --            --         1,664          1,664

Issuance of Millennium
Biotechnologies Group, Inc. stock
- finder's fee                                         --             --           --            --            --             --

Net (loss)                                             --             --           --            --            --             --
                                                   ------       --------       ------       -------       -------       --------
Balance, December 31, 2001                         65,141       $130,282       64,763       $64,763       268,151       $268,151
                                                   ======       ========       ======       =======       =======       ========

                                                            Common Stock
                                                    --------------------------
                                                       Shares          Amount       Additional         Deficit             Total
                                                                                    Paid in
                                                                                    Capital
                                                    ----------      ----------      -----------       -----------       -----------
Balance January 1, 2001                                     --      $       --      $        --       $   (69,380)      $   (69,380)

Issuance of Millennium, Inc.
stock for patent formula                                    --              --          (50,000)               --                --

Issuance of Millennium, Inc.
stock in connection with loan                               --              --           (1,250)               --                --

Issuance of Millennium, Inc.
stock in lieu of legal fees                                 --              --           (3,125)               --                --

Issuance of Millennium, Inc.
stock - private placements                                  --              --          425,826                --           608,501

Expenses related to reverse merger                          --              --          (86,000)               --           (86,000)
                                                    ----------      ----------      -----------       -----------       -----------
Subtotal - Millennium, Inc.                                 --              --          285,451           (69,380)          453,121

Reorganization pursuant to
reverse merger                                       6,073,154         404,877         (285,451)         (563,256)         (244,636)

Issuance of Millennium
Biotechnologies Group, Inc. Stock
- private placements                                 8,600,001         573,337        1,179,620                --         1,775,000

Issuance of Millennium
Biotechnologies Group, Inc. Stock
- warrant exercise                                   1,224,993          81,666           23,999                --           106,415

Issuance
Biotechnologies  Group, Inc. Stock
for services                                                --              --           (2,495)               --                --

Issuance of Millennium
Biotechnologies Group, Inc. stock
pursuant to note conversion                                 --              --           78,336                --            80,000

Issuance of Millennium
Biotechnologies Group, Inc. stock
- finder's fee                                       3,780,000         252,000         (252,000)               --                --

Net (loss)                                                  --              --               --        (1,711,430)       (1,711,430)
                                                    ----------      ----------      -----------       -----------       -----------
Balance, December 31, 2001                          19,678,148      $1,311,880      $ 1,027,460       $(2,344,066       $   458,470
                                                    ==========      ==========      ===========       ===========       ===========

See notes to consolidated financial statements

           Consolidated Statement of Stockholders' Equity (Impairment)
 Years Ended December 31, 2002 and 2001 Millennium Biotechnologies Group, Inc.
                                 and Subsidiary

                                                                                      Preferred Stock
                                                    -------------------------------------------------------------------------------

                                                     Convertible    Convertible  Cumulative  Cumulative  Convertible    Convertible
                                                       Series         Series B    Series C    Series C     Series D      Series D
                                                      B Shares         Amount      Shares      Amount       Shares        Amount
                                                     -----------    -----------  ----------  ----------  -----------    -----------
Balance, January 1, 2002                               65,141         $130,282     64,763     $64,763      268,151      $ 268,151
Issuance of preferred stock - private
placements                                                 --               --         --          --          580            580
                                                       ------         --------     ------     -------     --------      ---------
Subtotal                                               65,141          130,282     64,763      64,763      268,731        268,731

Effect of 1:12 reverse split 4/1/02                        --               --         --          --           --             --

Conversion of Series D Preferred Shares                    --               --         --          --     (268,731)      (268,731)

Effect of change in par value of common
stock                                                      --               --         --          --           --             --

Issuance of stock warrants to outside
parties                                                    --               --         --          --           --             --

Issuance of common stock pursuant to note
conversion                                                 --               --         --          --           --             --

Beneficial conversion feature of
convertible notes                                          --               --         --          --           --             --

Amortization of equity investment versus
deferred royalties                                         --               --         --          --           --             --

Issuance of common stock for compensation                  --               --         --          --           --             --

Issuance of common stock for services                      --               --         --          --           --             --

Issuance of common stock pursuant to
exercise of warrants                                       --               --         --          --           --             --

Issuance of common stock - private
placements                                                 --               --         --          --           --             --

Issuance of common stock pursuant to
short-term debt conversion                                 --               --         --          --           --             --

Issuance of common stock pursuant to
issuance of related party notes payable                    --               --         --          --           --             --

Net (loss)                                                 --               --         --          --           --             --
                                                       ------         --------     ------     -------     --------      ---------
Balance, December 31, 2002                             65,141         $130,282     64,763     $64,763            0      $       0
                                                       ======         ========     ======     =======     ========      =========

                                                                Common Stock             Additional       Deficit          Total
                                                                                          Paid in
                                                                                          Capital
                                                        ---------------------------     -----------     -----------     -----------
                                                          Shares           Amount

                                                        -----------     -----------     -----------     -----------     -----------
Balance, January 1, 2002                                 19,678,148     $ 1,311,880     $ 1,027,460     $(2,344,066)    $   458,470

Issuance of preferred stock - private
placements                                                       --              --          49,420              --          50,000
                                                        -----------     -----------     -----------     -----------     -----------
Subtotal                                                 19,678,148       1,311,880       1,076,880      (2,344,066)        508,470

Effect of 1:12 reverse split 4/1/02                     (18,038,302)     (1,202,554)      1,202,554              --              --

Conversion of Series D Preferred Shares                  14,350,884         956,725        (687,994)             --              --

Effect of change in par value of common
stock                                                            --      (1,050,059)      1,050,059              --              --

Issuance of stock warrants to outside
parties                                                          --              --          41,153              --          41,153

Issuance of common stock pursuant to note
conversion                                                  489,107             489         109,511              --         110,000

Beneficial conversion feature of
convertible notes                                                --              --         155,400              --         155,400

Amortization of equity investment versus
deferred royalties                                               --              --          10,000              --          10,000

Issuance of common stock for compensation                    25,000              25          16,662              --          16,687

Issuance of common stock for services                       395,569             395         249,451              --         249,846

Issuance of common stock pursuant to
exercise of warrants                                        139,028             139           1,139              --           1,278

Issuance of common stock - private
placements                                                  650,437             650         754,878              --         755,528

Issuance of common stock pursuant to
short-term debt conversion                                   44,764              45          22,337              --          22,382

Issuance of common stock pursuant to

issuance of related party notes payable                     167,850             167          63,832              --          63,999
Net (loss)                                                       --              --              --      (3,205,419)     (3,205,419)
                                                        -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2002                               17,902,485     $    17,902     $ 4,065,862     $(5,549,485)    $(1,270,676)
                                                        ===========     ===========     ===========     ===========     ===========

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                        Consolidated Statements of Cash

                                                                                        Year Ended December 31,
                                                                                  ---------------------------------
                                                                                     2002                   2001
                                                                                  -----------           -----------
Cash flows from Operating Activities:
     Net loss                                                                     $(3,205,419)          $(1,711,430)
     Adjustments to reconcile net (loss) to net cash provided (used)
        by Operating Activities:
       Depreciation and amortization                                                   25,042                13,561
       Stock issued for services                                                      226,557                    --
       Stock issued for compensation                                                   16,687                    --
       Convertible feature of notes                                                   155,400                    --
       Provision for bad debts                                                         16,193                    --
       Stock issued for interest                                                       71,508
       Provision for inventory losses                                                 102,993                    --
     Changes in assets and liabilities
       (Increase) in inventory                                                       (143,712)             (125,172)
       (Increase) decrease in accounts receivable                                       5,979               (42,853)
       (Increase) in prepaid expenses                                                 (35,544)              (45,890)
       (Increase) in deposits                                                              --               (18,351)
       (Increase) decrease in miscellaneous receivables                                 9,965                (2,974)
       Increase in accounts payable and accrued expenses                              562,102               128,819
                                                                                  -----------           -----------
           Net Cash (Used) by Operating Activities                                 (2,192,249)           (1,804,290)
                                                                                  -----------           -----------

     Cash flows from Investing Activities:
       Increase in due from related party                                             (63,495)                   --
       Net payments pursuant to reverse merger                                             --                (4,535)
       Proceeds from notes payable - related party                                    142,500                    --
       Purchases of property and equipment                                            (54,737)              (68,743)
       Purchases of intangible assets                                                 (21,972)                   --
       Increase in due from officers                                                       --               (67,000)
                                                                                  -----------           -----------
           Net Cash Provided (Used) by Investing Activities                             2,296              (140,278)
                                                                                  -----------           -----------

     Cash flows from Financing Activities:
       Expenses related to reverse merger                                                  --               (86,000)
       Proceeds from borrowings                                                       635,430               142,740
       Repayment of loans and notes                                                        --              (180,000)
       Increase in due to officers                                                    295,834                    --
       Proceeds from issuance of common and preferred stock                           806,806             2,557,916
                                                                                  -----------           -----------
           Net Cash Provided (Used) by Financing Activities                         1,738,070             2,434,656
                                                                                  -----------           -----------

     Net Increase (decrease) in Cash                                                 (451,883)              490,088
     Cash - beginning of year                                                         495,553                 5,465
                                                                                  -----------           -----------
     Cash - end of year                                                           $    43,670           $   495,553
                                                                                  ===========           ===========

Supplemental information:
     Cash paid during the year for:
       Interest                                                                   $    40,335           $     3,140
                                                                                  ===========           ===========
       Income taxes                                                               $       580           $        --
                                                                                  ===========           ===========

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                     Year Ended December 31,
                                                                                  ----------------------------
                                                                                    2002                2001
                                                                                  --------            --------
Schedule of non-cash investing and financing activities:

    In connection with consideration for current services,
     395,569 common shares were issued                                            $250,242
                                                                                  ========

    In connection with consideration for compensation,
     25,000 shares were issued                                                    $ 16,687
                                                                                  ========

    In connection with the retirement of promissory note
     and accrued interest thereon, 489,107 common shares were issued              $110,000
                                                                                  ========

    In connection with the retirement of short-term debt,
     44,764 common shares were issued                                             $ 22,382
                                                                                  ========

    In connection with the existence of a series of loans from a related
     party, 167,850 shares of common stock were issued                            $ 63,999
                                                                                  ========

    In connection with the retirement of a promissory note, 1,664
     Convertible Preferred Series D shares were issued                                                $ 80,000
                                                                                                      ========

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

            The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium. In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium. Such preferred shares were convertible into approximately 96% of the outstanding common stock of the Company at the time of issuance. Under the terms of the Agreement and Plan of Reorganization, a new wholly-owned Millennium Group subsidiary merged into Millennium. For accounting purposes, the merger has been treated as an acquisition of Millennium Group by Millennium, and a re-capitalization of Millennium. The historical financial statements prior to July 27, 2001, are those of Millennium. Subsequent to July 27, 2001, the financial statements are those of the Company and its wholly-owned subsidiary Millennium on a consolidated basis.

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

      Patents

            Patents are capitalized and amortized over 240 months. Amortization expense was $816 and $0 for 2002 and 2001, respectively.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

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

      Advertising costs

            Advertising   costs  are  charged  to  operations   when   incurred.
      Advertising expense was $4,571 and $3,948 for the years ended December 31, 2002 and 2001, respectively.

      Shipping and Handling Costs

            Shipping and handling costs are included in cost of sales. Shipping and handling costs were $24,484 and $3,522 for the years ended December 31, 2002 and 2001, respectively.

      Revenue Recognition

            Revenue is recognized at the date of shipment to customers provided that the resulting receivable is deemed probable of collection.

      Stock-Based Compensation

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standards encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on fair value. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option grant is used.

      Income Taxes

            The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2002.

      Loss Per Common Share

            Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods, giving effect retroactively to the conversion of 268,605.73 shares Series D convertible preferred stock into common shares and the reverse split on a one-for twelve basis, on April 1, 2002. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have an anti- dilutive effect on earnings per share, have not been included.

      Fair Value of Financial Instruments

            For financial instruments including cash, prepaid expenses and other current assets, short-term debt, accounts payable and accrued expenses, it was assumed that the carrying values approximated fair value because of their short-term maturities.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Limitations

            Fair Value estimates are made at a specific point and time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Reclassification

            Certain reclassifications have been made to prior year balances to conform to the current year's presentation.

GOING CONCERN

      As shown in the accompanying financial statements, the Company incurred net losses of $3,205,419 and $1,711,430 during the years ended December 31, 2002 and 2001, respectively. In addition, the Company had a working capital deficit of $1,308,653 and a stockholders' impairment of $1,270,676 at December 31, 2002. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

      The Company provides credit in the normal course of business to customers located throughout the U. S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

ACQUISITIONS AND MERGERS

      On July 27, 2001, pursuant to an Agreement and Plan of Reorganization, Millennium paid Regent $146,000, which was used to pay certain indebtedness of Millennium. In addition, in November and December, 2001, the Company paid off pre-merger Millennium Group liabilities of $91,640. Each share of common stock of Millennium was converted into preferred Series D shares of Millennium Group at a rate of .025 preferred shares for each common share of Millennium. Each of these preferred Series D shares is convertible into 641.215 common shares of Millennium and is entitled to
      641.215 votes. The preferred Series D shares have been converted into common shares on April 1, 2002.

MISCELLANEOUS RECEIVABLES

      Miscellaneous receivables at December 31, 2002 consist of the following:

            Due from receivables factor                         $ 10,992
            Miscellaneous                                          4,186
                                                                --------
            Total                                               $ 15,178
                                                                ========

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and PROSURGEX(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2002, consists of the following

            Raw Materials                                       $   205,261
            Work in Process                                          25,204
            Finished Goods                                            8,128
            Packaging                                                33,096
                                                                -----------
                                                                    271,689

            Less: Reserve for losses                               (102,993)
                                                                -----------
              Total                                             $   168,696
                                                                ===========

PROPERTY, AND EQUIPMENT

      Property, and equipment at cost, less accumulated depreciation at December 31, 2002, consists of the following:

    Equipment                                                     $  68,572
    Leasehold improvements                                           61,758
                                                                  ---------
         Subtotal                                                   130,330
    Less accumulated depreciation                                    37,955
                                                                  ---------
         Total                                                    $  92,375
                                                                  =========

      Depreciation expense charged to operations was $ 24,226 and $3,561 for the years ended December 31, 2002 and 2001, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 2002:

      Accounts payable                                            $ 407,690
      Accrued interest                                                2,799
      Accrued professional fees                                     191,600
      Payroll taxes payable                                         104,801
      Miscellaneous accruals                                        108,907
                                                                  ---------
                                                                  $ 815,797
                                                                  =========

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

DEBT

      Short-term debt at December 31, 2002, is as follows:

            Non-interest bearing cash advance by an accredited investor and consultant                            $  26,250
            Non-interest bearing cash advance by an accredited investor                                              10,584
            Promissory note dated December 17, 2002, issued to an accredited  investor, maturing September 17, 2003, bearing interest at the rate of 10% per annum  The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date.  The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at $.01 per share.  The computed discount (computed under Black-Scholes)
            related to the detachable common stock purchase warrants has been fully amortized.                       50,000

            Two non-interest bearing convertible promissory notes dated July 15,
              2002, issued to two accredited investors,  maturing July 15, 2003, convertible at the option of the holders into common shares at the rate of $1.50/share.  These notes are collateralized by a security interest in proceeds  from the sale of 2002 net  operating  losses
              under the State of New Jersey Tax Transfer program.                                                   159,000

            Promissory note dated October 17, 2002 in the amount of $125,000, bearing interest at 12% per annum, maturing February 17, 2003 less discount.  The 12% interest per annum accrued to date on the principal amount outstanding is to be paid weekly with 25% of all cash receipts received by the Company.  The Company issued
              70,000 3-year common stock purchase warrants exercisable at a $.50 per share in conjunction with the note and has recorded a discount for the fair market value
              (computed under Black-Scholes) for the warrant.                                                       101,610

            Loan payable  pursuant to Master  Financing  Agreement dated October 28, 2002
              bearing interest at 5% per annum.  This amount was overdue at December 31, 2002.                       46,146

            Payroll credit line payable pursuant to Master Financing Agreement
              dated October 28, 2002.                                                                               108,448
                                                                                                                  ---------
                                                                                                                  $ 502,038
                                                                                                                  =========

LONG TERM DEBT

     Long-term debt at December 31, 2002 is as follows:

            Twelve non-interest bearing convertible notes dated between July 31, 2002 and December 30, 2002 issued to accredited investors, maturing between
              July 31, 2004 and December 30, 2004, convertible at the option of the
              holders into common shares at the rate of $.25 /share.                                              $ 128,750
                                                                                                                  =========

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

INCOME TAX

      The income tax provision (benefit) is comprised of the following:

                                                    Year Ended December 31,
                                                 -----------------------------
                                                    2002               2001
                                                 ----------          ---------

State current provision (benefit)                $ (131,538)         $      --
State deferred provision (benefit)                       --                 --
                                                 ----------                 --
                                                 $ (131,538)         $      --
                                                 ==========          =========

      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. The Company entered into an agreement under which it retained a third party broker to identify a buyer for Millennium's 2000 and 2001 NOL Carryovers. The total tax benefit of this transaction was $132,118 in 2002.

      The Company's total deferred tax asset and valuation allowance are as follows:

                                                  Year Ended December 31,
                                                 ------------------------
                                                    2002           2001
                                                 -----------    ---------
      Total deferred tax asset, noncurrent       $ 1,981,000    $ 699,000
      Less valuation allowance                    (1,981,000)    (699,000)
                                                 -----------    ---------
      Net deferred tax asset, noncurrent         $        --    $      --
                                                 ===========    =========

      The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2002          2001
                                                      ------        ------
      Tax benefit                                       40%           40%
      Valuation allowance                               40%           40%
                                                       ----         -----
      Effective tax rate                                --            --
                                                       ====         =====

      At December 31, 2002, the Company has available approximately $4,950,000 of net operating losses to carryforward and which may be used to reduce future federal taxable income and expire between December 31, 2020 and 2022.

      At December 31, 2002, the Company has available approximately $3,200,000 of net operating losses to carryforward and which may be used to reduce future state taxable income which expire December 31, 2009.

      The Company and Millennium file separate tax returns and have different tax years. The Company files on a fiscal year ended July 31; Millennium has a calendar year end.

      At July 31, 2001, the Company had a net operating loss ("NOL") carryforward of approximately $11,126,000 for tax purposes expiring in the years 2003 through 2021. The Tax Reform Act of 1986 provided for a limitation

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

INCOME TAX, Continued

      on the use of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's stock during the year ended July 31, 1999 and July 31, 2001, a change in ownership of greater than 50%, as defined, had occurred. Under such circumstances, the potential benefits from utilization of tax carryforwards may be substantially limited or reduced on an annual basis. Accordingly, the Company has not reflected any benefit of such net operating loss carryforward in the deferred tax asset and valuation allowance computation

EMPLOYMENT AGREEMENTS

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

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

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

      b) Voting Rights

                  The holders of Series B and Series C  preferred  stock have no voting rights. Each share of -*common stock is entitled to one vote and each share of Series D preferred stock is entitled to 641.215 votes.

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

      d) Other information is summarized as follows:

                                                                                Convertible      Cumulative       Convertible
                                                                                 Series B        Series C         Series D
                                                                                -----------      --------------   -----------
           Number of common shares to be issued upon ....................               10         None               641.215
            conversion of each preferred share

           Redemption  price and  involuntary  liquidation  value per  preferred shares (if redeemed,  ranking would be Convertible  Series D then
             Convertible Series B then Cumulative Series C)                          $2.00         $10.00(1)            $1.00

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

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, Continued

      In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2002.

      The granting of the following Company stock options was not under a formal stock option plan.

      Information regarding the Company's stock options and warrants for fiscal years ended December 31, 2002 and 2001 is as follows:

                                                                     December 31, 2002                  December 31, 2001
                                                                 -------------------------         -----------------------------
                                                                                  Weighted                              Weighted
                                                                                   Average                               Average
                                                                                  Exercise                              Exercise
                                                                   Shares          Price              Shares             Price
                                                                   -------        --------           ---------          --------
      Options outstanding -                                        667,932        $   0.37                  --           $  --
         Beginning of year
      Options exercised                                                 --              --                  --              --
      Options granted                                                   --              --             667,932            0.37
      Options cancelled                                                 --              --                  --              --
                                                                   -------        --------             -------           -----
        Options outstanding -                                      667,932        $   0.37             667,932           $0.37
          End of year
                                                                   =======        ========             =======           =====

                         Option price at end of year                        $.37                                 $.37

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, Continued

     Option price range for
       Exercised shares                                                 N/A            N/A            N/A           N/A
     Options available for

       Grant at end of year                                             N/A              N/A          N/A           N/A

     Warrants outstanding - beginning of year                         4,784,574        $  0.54             --     $     -
     Warrants exercised                                                 125,000           0.01        142,159        0.75
     Warrants granted                                                   742,149           0.56      4,926,733        0.54
     Warrants expired                                                        --             --              -          --
                                                                      ---------        -------      ---------     -------
       Warrants outstanding - end of year                             5,401,723        $  0.55      4,784,574     $  0.54
                                                                      =========        =======      =========     =======

     Warrants price range at end of year                                    $.37 - $3.00                  $.37 - $3.00

     Warrants price for
       Exercised shares                                                    0.01                          0.75
     Warrants available for
       Grant at end of year                                             N/A              N/A          N/A           N/A

The weighted exercise price and weighted fair value of options and warrants granted by the Company for years ended 2002 and 2001, are as follows:

                                                                         December 31, 2002             December 31, 2001
                                                                   ----------------------------  ----------------------------
                                                                     Weighted                      Weighted
                                                                     Average        Weighted       Average        Weighted
                                                                     Exercise       Average        Exercise        Average
                                                                      Price        Fair Value       Price         Fair Value
                                                                   ------------  -------------   -------------   ------------
      Weighted  average of options  and  warrants  granted             $   --         $   --         $   --          $   --

      Weighted  average of options  and  warrants  granted             $ 0.56         $ 1.01         $ 0.52          $ 3.47

      (1) Does not include warrants issued to previous holders of Millennium warrants whose securities have been exchanged for securities of the Company in accordance with the terms of the Merger Agreement.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, Continued

      The following table summarizes information about fixed-price stock options and warrants outstanding at December 31,

                                Number              Average                                  Number
                            Outstanding at         Remaining            Weighted         Exercisable at          Weighted
    Range of Exercise        December 31,         Contractual           Average           December 31,           Average
          Prices                 2002                Life            Exercise Price           2002            Exercise Price
    -----------------      ----------------      ------------        --------------    ----------------    -----------------
        $.37 - 50                 4,410,016        3.6 years                $  0.40           4,410,016              $  0.40
           $.75                   1,518,665        3.5 years                   0.75           1,518,665                 0.75
      $2.00 - $3.00                 140,974        4.1 years                   2.38             140,974                 2.38
                                  ---------                                                   ---------
                                  6,069,655                                                   6,069,655
                                  =========                                                   =========

      If the Company had used the fair value based method of accounting for its employee stock options, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the years ended December 31, 2002 and 2001 would have increased by $258,706 and $1,706,450, respectively, resulting in net loss of $3,390,588 and $3,417,880 net of tax, respectively, and loss per share of $.20 and $.27, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; expected volatility, 125%; and expected life (in years) of 5.0.

      Total compensation cost recognized in the income statement for stock-based employee compensation awards was $16,687 and $0 in 2002 and 2001, respectively.

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

      On October 2001, the Company signed a 5-year lease commencing in December 2002, for approximately 4,500 square feet of office space at a monthly rental of $9,116 through November, 2004 and $9,876 thereafter, plus an allocated portion of certain operating expenses. The Company began to occupy these facilities in April 2003. The lease is personally guaranteed by the Company's Chief Executive Officer Jerry E. Swon.

      The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2002:

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPERATING LEASE COMMITMENTS, Continued

               Year Ending December 31,

                         2003                               $      179,079
                         2004                                      179,839
                         2005                                      188,199
                         2006                                      118,512
                         2007                                      108,636
                                                            --------------

            Total minimum payments required                 $      774,265
                                                            ==============

Rent expense for the Company under operating leases for the years ended December 31, 2002 and 2001 was $69,977 and $64,026, respectively.

RELATED PARTY TRANSACTIONS

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.3% of the gross sales of RESURGEX(TM) AND PROSURGEX(TM) and 3.3% of the gross profit from the sale of any additional products of Millennium. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company.

      On January 11, 2001 Millennium entered into Royalty and Investment Agreements with Jane Swon (spouse of Jerry E. Swon) and P. Elayne Wishart (spouse of Bruce Deichl). Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to 3.3% of the gross sales of RESURGEX(TM) and PROSURGEX(TM) and 3.3% of the gross profit from the sale of any additional products. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company. The $50,000 consideration is being amortized over 10 years to additional paid-in-capital.

      Millennium retained the services of David Miller, a principal stockholder, pursuant to a consulting agreement, dated May 1, 2001 to advise and assist it on sales, marketing and the development of its customer base and products. The term of the agreement is for three years commencing on May 1, 2001 unless terminated as provided for in the agreement. Mr. Miller is to receive an annual compensation of $48,000 and received options to purchase 200,380 shares of common stock.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

      RELATED PARTY TRANSACTIONS, Continued

      On October 30, 2002, the board of directors of the Company approved a resolution pursuant to which the exercise price of warrants for the purchase of a total 533,332 shares of the common stock of the Company, held by the four directors, was reduced from $3.00 to $0.50.

      Between June 28, 2002 and September  23, 2002 a corporate  entity owned by
      P. Elayne Wishart (spouse of Bruce Deichl) extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all mature in six months and carry an interest rate of 10% per annum. In conjunction with the notes, 51,182 common shares were to be issued to the noteholder. One such note for $70,000 dated June 28, 2002 matured on December 28, 2002 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,060 shares were issued along with 10,606 in lieu of accrued interest of $3,500 on the original note. In addition there were certain operating expenses paid by Millennium and charged back to this entity totaling $63,495.

CONVERTIBLE NOTES

      At December 31, 2002 the Company had an aggregate of $287,750 payable in non-interest bearing convertible notes. $159,000 of these notes are due July 15, 2003, and the remaining $128,750 is due between July 31, 2004 and December 30, 2004. The terms of the Company's convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.

      The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the years ended December 31, 2002 and 2001, interest expense of $155,400 and $0, respectively, was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

MAJOR VENDORS

      For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of one vendor.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

COMMITMENTS

      On July 25, 2001, Millennium entered into an exclusive limited patent sublicense and distribution agreement with Isocell SA, a French company, which owns the rights to certain specialty ingredients. Pursuant to the License Agreement, Millennium is granted an exclusive sublicense to promote and distribute this product for use as a dietary supplement or functional food in certain defined medical market channels of distribution in North America involving direct sales of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements.

      The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. As of December 31, 2002, the Company has no outstanding minimum purchase commitments under this Agreement.

      The Company has an agreement with a finance company to sell its receivables with recourse. In the event the receivable is not collected within ninety days, the Company must repurchase the receivable from the finance company. At December 31, 2002, the Company is contingently liable in the amount of $89,677 relating to such receivables sold with recourse.

LITIGATION

      As of December 31, 2002 the Company was the subject of a claim for unpaid consulting fees in the amount of approximately $23,000. The Company and the consultant settled on April 9, 2003.

EXHIBIT 99.2

                      CODE OF ETHICS AND BUSINESS CONDUCT
                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

The Company has adopted this Code of Ethics and Business Conduct, applicable to the Company's Principal Executive Officer, its Principal Operating Officer, and its Principal Financial Officer.

o We will comply with all applicable laws and regulations, Federal, State and Local.

o     We  shall  provide  full,  fair,  accurate,   timely,  and  understandable
      disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications.

o We will conduct ourselves and our business with honesty, integrity, and fairness.

o     We reject bribery in all its forms.


o We are developing and promoting products based on scientific principles and best current information.

o We will provide sufficient information to enable clients and others to make their own informed decisions.

o     We do not advertise in a false or misleading manner.


o     We will respect all requests for confidentiality of information.

o We are alert to situations that might cause a conflict of interest or have the appearance of a conflict. We will provide full disclosure when a real or potential conflict of interest arises.

o We shall promptly report any violation of this Code that we become aware of, to the Board of Directors of the Company.

January 2003