Form 10QSB
period 2003-03-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2003-05-28
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                          22-1558317
             --------                                      -------------------
  (State or other Jurisdiction of                            (IRS Employer
  Incorporation or Organization)                           Identification No.)

            665 Martinsville Road, Suite 219, Basking Ridge, NJ 07920
            ---------------------------------------------------------
                (Address of Principal Executive Office)     (Zip Code)

                                 (908) 604-2500
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                                 Yes [X] No [ ]

      The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of April 30, 2003, was 18,740,162 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

PART 1 - FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)

        Consolidated Balance Sheet
        - March 31, 2003                                                      3

        Consolidated Statements of Operations
        - Three months ended March 31, 2003 and 2002                          4

        Consolidated Statements of Cash Flows
        - Three months ended March 31, 2003 and 2002                          5

        Notes to Consolidated Financial Statements                        6 - 12


Item 2  Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                              13 - 14

Item 3  Controls and Procedures                                               15

PART II - OTHER INFORMATION 16

SIGNATURES                                                                    17

Certifications pursuant to Sections 906 and 302 of the
Sarbanes-Oxley Act of 2002                                               18 - 20

PART I - Item 1

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                           March 31, 2003
                                                                 --------------
     Current Assets
     Cash  ...................................................     $    5,502
     Accounts receivable, net of allowance for
        doubtful accounts of 16,193...........................         64,752
     Inventories .............................................        178,253
     Prepaid expenses ........................................         94,114
     Miscellaneous receivables................................          4,315
     Due from related party ..................................         79,843
                                                                   ----------
        Total Current Assets .................................        426,779
     Property and equipment, net of accumulated
        depreciation of $45,501...............................         84,828
     Patents, net of accumulated amortization of $960 ........         21,011
     Deposits  ...............................................         53,196
                                                                   ----------
TOTAL ASSETS .................................................        585,814
                                                                   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses ...................        888,115
     Due to officers..........................................        251,858
     Loans and notes related party ...........................        142,500
     Short term debt .........................................        919,527
                                                                   ----------
        Total Current Liabilities ............................      2,202,000
     Deferred royalties, less current portion.................         33,750
     Long-term debt  .........................................        128,750
                                                                   ----------
TOTAL LIABILITIES ............................................      2,364,500

STOCKHOLDERS' EQUITY (IMPAIRMENT)
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued
       and outstanding, at redemption value ..................        130,282
     Cumulative, Series C, non-voting, 64,762 shares issued
       and outstanding .......................................         64,763
     Convertible, Series D, 0 shares issued and outstanding ..             --
     Common Stock, $0.001 par value, 75,000,000 shares
       authorized, 18,740,162 shares issued and outstanding...         18,740
     Additional paid-in capital ..............................      4,439,147
     Retained deficit ........................................     (6,431,618)
                                                                   ----------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT).......................     (1,778,686)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT) ....................     $  585,814
                                                                   ==========

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                             2003           2002
                                                         ------------    ------------
Total Revenues .......................................   $    216,218    $    162,972

     Cost of Goods Sold ..............................         78,142          74,726
                                                         ------------    ------------

Gross Profit .........................................        138,076          88,246

     Research and Development costs ..................          5,375           1,313
     Selling, general & administrative expenses ......        716,849         633,756
                                                         ------------    ------------

Loss from Operations .................................       (584,148)       (546,823)

Other Income (expense)
     Miscellaneous income ............................           --                22
     Interest expense, net ...........................       (221,315)         (1,888)
     Miscellaneous non-operating expense .............        (76,670)           --
                                                         ------------    ------------
Total Other Expense ..................................       (297,985)         (1,866)
                                                         ------------    ------------

Net Loss before taxes ................................       (882,133)       (548,689)

     Provision for income taxes ......................              0               0
Net Loss .............................................   $   (882,133)   $   (548,689)
                                                         ============    ============
Net Loss per Common Share ............................   $      (0.05)   $      (0.03)
                                                         ============    ============
Weighted Average Number of
     common shares outstanding .......................     18,355,866      15,983,868
                                                         ============    ============

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      2003         2002
                                                   ---------    ---------
Cash Flows from Operating Activities
     Net loss ..................................   $(882,133)   $(548,689)
     Adjustments to reconcile net loss to
      net cash provided (used) by
      Operating Activities
        Depreciation and amortization ..........       7,690        5,012
        Convertible feature of notes ...........       5,000         --
        Securities issued for interest .........     200,456         --
     Decreases (increases) in Assets
        Accounts receivable ....................     (45,865)     (54,703)
        Due from related party .................     (16,348)        --
        Inventories ............................      (9,557)    (144,072)
        Prepaid expenses .......................      51,538       47,986
        Other assets ...........................      10,863       (4,444)
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses..      107,070      182,712
        Due to officers ........................     (52,038)        --
                                                   ---------    ---------
Net Cash Used by Operating Activities ..........    (623,324)    (516,198)
                                                   ---------    ---------
Cash Flows from Investing Activities
     Purchases of equipment and fixtures .......        --         (7,732)
                                                   ---------    ---------
Net Cash Used by Investing Activities ..........           0       (7,732)
                                                   ---------    ---------
Cash Flows from Financing Activities
     Proceeds from loans and notes payable .....     517,000         --
     Repayment of loans and notes ..............     (99,261)        --
     Changes in long term royalties obligation..        --         (6,250)
     Issuance of common and preferred stock ....     167,417       50,000
                                                   ---------    ---------
Net Cash Provided by Financing Activities ......     585,156       43,750

Net (Decrease) in Cash .........................     (38,168)    (480,180)
Cash at beginning of period ....................      43,670      495,553
                                                   ---------    ---------
Cash at end of period ..........................   $   5,502    $  15,373
                                                   =========    =========

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002, have been included.

Principles of Consolidation

      The consolidated financial statements include the accounts of Millenium Biotechnologies Group, Inc. and its subsidiary Millennium Biotechnologies Inc. ("Millennium"). All significant inter-company balances and transactions have been eliminated.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. For Federal income tax purposes, depreciation is computed under accelerated methods over the assets' class life.

Patents

      Patents are capitalized and amortized over 240 months.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

GOING CONCERN

      In their report for the fiscal year ended December 31, 2002, the Company's auditors had noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management's plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital.

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

INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and PROSURGEX(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at March 31, 2003 consists of the following:

                          Raw Materials                       $219,336
                          Work in Process                       13,861
                          Finished Goods                        48,049
                                                              --------
                                                               281,246
                          Less obsolescence reserve            102,993
                                                              --------
                          Total                               $178,253
                                                              ========
PREPAID EXPENSES

      Prepaid expenses consisted predominantly of prepayments on inventory raw materials purchases.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

DUE FROM RELATED PARTY and LOANS & NOTES RELATED PARTY

      Between June 28, 2002 and September  23, 2002 a corporate  entity owned by
      P. Elayne Wishart (spouse of B. Deichl, Chief Operating Officer), extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all mature in six months and carry an interest rate of 10% per annum (see "Related Party Transactions"). In addition there were certain operating expenses paid by Millennium and charged back to this entity totaling $79,843.

PROPERTY AND EQUIPMENT

      Property and equipment at March 31, 2003, consists of the following:

                              Furniture and Equipment           $ 68,572
                              Leasehold improvements              61,757
                                                                --------
                              Subtotal                           130,329
                              Less accumulated depreciation       45,501
                              Total                             $ 84,828
                                                                ========

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at March 31, 2003:

                    Accounts payable                              $ 444,545
                    Accrued professional fees                       206,989
                    Accrued royalties                                90,341
                    Accrued payroll and payroll taxes               114,547
                    Accrued interest                                  7,814
                    Miscellaneous accruals                           23,879
                                                                  ---------
                    Total                                         $ 888,115
                                                                  =========

DUE TO OFFICERS

      Represents $202,963 salaries and associated payroll taxes accrued for but not yet paid to certain officers, and $48,895 royalties accrued to Jane Swon and P. Elayne Wishart.

DEBT

      Short-term debt at March 31, 2003, is as follows:

            Non-interest bearing cash advances by four accredited
            investors                                                  $145,584

            Promissory note dated December 17, 2002, issued
            to an accredited investor, maturing September
            17, 2003, bearing interest at the rate of 10%
            per annum. The holder of the note is entitled to
            convert all or a portion of the principal and
            interest at any time after the maturity date
            into shares of common stock of the Company at a
            price equal to $.10/share of the principal if
            the principal and interest is not fully repaid
            on or before the maturity date.                               50,000

    MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2003
DEBT continued

            Two non-interest bearing convertible promissory
              notes dated July 15, 2002, issued to two
              accredited investors, maturing July 15, 2003,
              convertible at the option of the holders into
              common shares at the rate of $1.50/share.                  118,000

            Promissory note dated October 17, 2002 in the
              amount of $125,000, bearing interest at 12% per
              annum, issued to an accredited investor,
              maturing February 17, 2003 less discount. The
              12% interest per annum accrued to date on the
              principal amount outstanding is to be paid
              weekly with 25% of all cash receipts received by
              the Company.                                                83,746

            Promissory convertible note dated February 21,
              2003, issued to an accredited investor and
              maturing August 21, 2003, convertible into
              restricted common shares at the rate of $0.25
              per share, at the option of the holder.                     10,000

            Promissory note dated February 25, 2003,
              originally for $60,000, bearing interest payable
              in the form of warrants for the purchase of
              100,000 shares of common stock, exercisable
              during three years at the rate of $0.50 per
              share, issued to an accredited investor and
              maturing March 15, 2003. $15,000 has been
              repaid, and the balance was overdue as of March
              31, 2003.                                                   45,000

            Promissory note dated March 5, 2003, bearing
              interest payable in the form of 100,000 shares
              restricted common stock, issued to an accredited
              investor and maturing April 5, 2003.                       150,000

            Promissory note dated March 15, 2003, bearing
              interest payable at 12% per year, issued to an
              accredited investor and maturing in six months.
              Note was subject to an origination fee of $1,500
              and 50,000 restricted common shares.                        50,000

            Promissory note dated March 19, 2003, bearing
              interest payable in the form of warrants for the
              purchase of 333,333 shares of common stock,
              exercisable during one year at the rate of $0.50
              per share, issued to an accredited investor and
              maturing December 3, 2003.                                 100,000

            Loan payable pursuant to Master Financing
              Agreement dated October 28, 2002 bearing
              interest at 5% per annum. This amount was
              overdue at March 31, 2003.                                 167,197
                                                                        --------
                                                                        $919,527
                                                                        ========

LONG TERM DEBT

      Long-term debt at March 31, 2003 is as follows:

            Twelve non-interest bearing convertible notes
              dated between July 31, 2002 and December 30,
              2002 issued to accredited investors, maturing
              between July 31, 2004 and December 30, 2004,
              convertible at the option of the holders into
              common shares at the rate of $.25 /share.                 $128,750
                                                                        ========

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

INCOME TAX

      The Company's total deferred tax asset at December 31, 2002, was $1,981,000, entirely offset by a valuation allowance in the same amount.

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

      The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. Millennium and Isocell have agreed to an addendum that through June 2003 which allows for Millennium to avoid termination of the license by paying 50% of the prescribed purchase minimum.

      The Company has an agreement with a finance company to sell its receivables with recourse. In the event the receivable is not collected within ninety days, the Company must repurchase the receivable from the finance company.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

RELATED PARTY TRANSACTIONS

      Between September 6, 2002 and December 28, 2002 a corporate entity owned by P. Elayne Wishart (spouse of Bruce Deichl) extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all mature in six months and carry an interest rate of 10% per annum. Four such notes aggregating $72,500 matured in March, 2003 and were extended for an additional six months at the same interest rate. In conjunction with the extension an additional 113,733 shares were issued along with 13,110 shares in lieu of $3,750 interest accrued on some of the original notes.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

      Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

      Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations for the three months ended March 31, 2003:

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

      The Company's proprietary formulations combine a unique blend of nutritional components that enable the individual to better tolerate the nutritional concerns of their illness and the side effects brought on by common medication regimes. The palatable taste, flavor and sweetness of RESURGEX(R) and PROSURGEX(TM) and their easy-to-use delivery method were designed to promote sustained acceptance under long-term use and should have a significant impact on a patient's propensity to follow an ongoing regimen of compliance.

It is management's belief a successful marketing strategy for both RESURGEX(R) and PROSURGEX(TM) emphasizes support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes both RESURGEX(R) and PROSURGEX(TM) in its universe of products that qualify for reimbursement when prescribed by the medical profession. Currently both RESURGEX(R) and PROSURGEX(TM) are included in First Data Bank, which translates to Medicaid approval in states, which subscribe to the open formulary categorization of including products on their formulary. Both RESURGEX(R) and PROSURGEX(TM) are included for reimbursement and are being marketed in the states of New Jersey, Connecticut, and Nevada. Both products are approved with prior authorization in the state of Pennsylvania. PROSURGEX(TM) has been approved under a prior authorization process in California, and the New York State Medicaid program will being reimbursing for RESURGEX(R) in June of 2003. California and New York represent the most important market segment that does not currently subscribe to the open formula categorization of the products for purpose of reimbursement qualification. According to Centers of Disease Control statistics the states of New York and California account for two-thirds of America's population infected with ("AIDS") Acquired Immune Deficiency Syndrome.

Revenues for the quarter ended March 31, 2003 amounted to $216,218 all such revenues were generated from the Company's wholly owned subsidiary Millennium Biotechnologies, Inc. These revenues resulted entirely from the sales of RESURGEX(R) and PROSURGEX(TM). If measured against first quarter revenue in 2002 ($162,972 compared to $216,218) the first quarter of 2003 saw a 32% increase in revenues derived from RESURGEX(R) and PROSURGEX(TM). Revenues generated from the sales of RESURGEX(R) and PROSURGEX(TM) during the first quarter of 2003 increased by 26% ($216,218 compared to $171,133) over the preceding quarter.

This revenue figure represents orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as those channels mature. At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits during the three months ended March 31, 2003 amounted to $138,076 for a 64% gross margin. After deducting selling expenses and general and administrative expenses of $716,849 and research and development costs of $5,375 the Company realized an operation loss of $584,148. Non-operating expenses totaled $297,982. The majority of non-operating expenses consisted of $221,000 in interest expense composed primarily of charges representing the fair value of shares of common stock and common stock purchase warrants issued in connection with promissory notes for loan transactions consummated during the quarter. The net result for the three-month period ended March 31, 2003, were losses of $882,133 or $0.05 per share.

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

Liquidity and Capital Resources:

In view of the start-up nature of the Company's business and at this stage of its development, its operations were generally financed by new equity investments through private placements with accredited investors. During prior periods, the Company, had obtained equity capital that supplied the bulk of the funds that were needed to finance operations, during the reporting period, such investments totaled $167,417. In addition the Company obtained $517,000 through promissory notes. While these funds sufficed to cover a portion of the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the quarter was constraint, with working capital showing a deficit of $1,616,186.

Management is currently in discussions with several sources of additional funding and expects but cannot assure it will be able to meet the Company's capital needs, until such time as cash flow from sales increases to an extent that will meet cash requirements form operations.

Item 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

      Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, have concluded that our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

      (b) Changes in Internal Controls.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and the Chief Financial Officer.

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

Issuance of unregistered securities

During the quarter ended March 31, 2003, the Company issued the following unregistered securities:

      (i) 452,000 shares of its common stock to four accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, one of whom is an outside director of the Company, which resulted in the receipt by the Company of $113,000 in cash;

      (ii) 108,834 shares of its common stock to a finance company in connection with a contractual arrangement for the provision of a payroll credit line, in return for cancellation of $54,417 loans extended under this credit line;

      (iii) 150,000 shares of common stock and warrants for the purchase of 853,000 common shares to six accredited investors in connection with the issuance of promissory notes to such investors. 420,000 of such warrants are exercisable during three years at $0.25 per share; 333,333 are exercisable during one year at $0.30 per share; and 100,000 are exercisable during three years at $0.50 per share.

      (iv) 126,843 shares of its common stock to a related party in connection with the extension of certain notes, and the conversion of $3,750 accrued interest (see "Related Party Transactions").

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

                                           MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date:   May 27, 2003                       By: /s/ Frank Guarino
                                               --------------------------
                                               Frank Guarino
                                               Chief Financial Officer
                                               Chief Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Millenium Biotechnologies Group, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 (the "Form 10-QSB"), each of the undersigned officers of the Company certifies, to the best of their knowledge, that the Company's Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-QSB, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 27, 2003                       MILLENIUM BIOTECHNOLOGIES GROUP, INC.

                                           By: /s/ Jerry E. Swon
                                               ---------------------------------
                                               Jerry E. Swon
                                               President and Chief Executive
                                               Officer

                                           By: /s/ Frank Guarino
                                               ---------------------------------
                                               Frank Guarino
                                               Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry E. Swon, the Chief Executive Officer of Millenium Biotechnologies Group, Inc., certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Millenium
Biotechnologies Group, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

      (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)  presented  in  this  quarterly  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of Company's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 27, 2003                        By: /s/ Jerry E. Swon
                                               ---------------------------------
                                               Jerry E. Swon
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank Guarino, the Chief Financial Officer of Millenium Biotechnologies Group, Inc., certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Millenium
Biotechnologies Group, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

      (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)  presented  in  this  quarterly  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of Company's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 27, 2003                        By: /s/ Frank Guarino
                                               ---------------------------------
                                               Frank Guarino
                                               Chief Financial Officer