Form 10QSB
period 2003-06-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2003-08-18
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2003

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

                               Yes |X|     No |_|

      The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of July 31, 2003, was 21,521,615 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART 1  -  FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

       Consolidated Balance Sheet
       - June 30, 2003                                                   3

       Consolidated Statements of Operations
       - Three and six months ended June 30, 2003 and 2002               4

       Consolidated Statements of Cash Flows
       - Six months ended June 30, 2003 and 2002                         5

       Notes to Consolidated Financial Statements                        6 - 12

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         13 - 15

Item 3 Controls and Procedures                                           16

PART II -  OTHER INFORMATION                                             17

SIGNATURES                                                               18

Certifications pursuant to Sections 906 and 302 of the
Sarbanes-Oxley Act of 2002                                               19 - 21

PART I  - Item 1

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   June 30, 2003
                                                                   -------------
ASSETS ..........................................................            --
  Current Assets
  Cash ..........................................................   $     4,608
  Accounts receivable, net of allowance for
    doubtful accounts of 16,193 .................................        74,614
  Inventories ...................................................       131,557
  Prepaid expenses ..............................................       222,900
  Miscellaneous receivables .....................................         4,313
  Due from related party ........................................        97,338
                                                                    -----------
    Total Current Assets ........................................       535,330
  Property and equipment, net of accumulated
    depreciation of $53,047 .....................................        83,306
  Patents, net of accumulated amortization of $1,104 ............        20,868
  Deposits ......................................................        18,352
                                                                    -----------
TOTAL ASSETS ....................................................       657,856
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
  Accounts payable and accrued expenses .........................     1,158,911
  Due to officers ...............................................       345,216
  Loans and notes related party .................................       142,500
  Short term debt ...............................................     1,205,339
                                                                    -----------
     Total Current Liabilities ..................................     2,851,966
  Deferred royalties, less current portion ......................        32,500
  Long-term debt ................................................       128,750
                                                                    -----------
TOTAL LIABILITIES ...............................................     3,013,216

STOCKHOLDERS' EQUITY (IMPAIRMENT)
  Preferred Stock, $1 par value, 810,360 shares
    authorized:
  Convertible, Series B, non-voting, 65,141 shares
    issued and outstanding, at redemption value .................       130,282
  Cumulative, Series C, non-voting, 64,762 shares
    issued and outstanding ......................................        64,763
  Convertible, Series D, 0 shares issued
    and outstanding .............................................            --
  Common Stock, $0.001 par value, 75,000,000
    shares authorized, 21,521,615 shares
    issued and outstanding ......................................        21,522
  Additional paid-in capital ....................................     5,156,316
  Retained deficit ..............................................    (7,728,243)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) .........................    (2,355,360)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT) .......................   $   657,856
                                                                    ===========

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                                June 30,
                                                               2003                2002                2003                2002
                                                           ------------        ------------        ------------        ------------
Total Revenues .....................................       $     96,894        $    183,214        $    313,112        $    346,186
Cost of Goods Sold .................................             69,522              97,320             147,664             172,046
                                                           ------------        ------------        ------------        ------------

Gross Profit .......................................             27,372              85,894             165,448             174,140

Selling expenses ...................................            222,595             159,621             319,512             299,108
General & administrative expenses ..................            734,129             692,407           1,359,436           1,187,989
                                                           ------------        ------------        ------------        ------------
Total operating expenses ...........................            956,724             852,028           1,678,948           1,487,097

(Loss) from operations .............................           (929,352)           (766,134)         (1,513,500)         (1,312,957)

Other Income (Expense)
     Miscellaneous income ..........................                 --                  --                  --                  22
     (Loss) on disposal of assets ..................            (74,514)            (96,905)           (151,184)            (96,905)
     Interest and financing (expense) ..............           (292,759)               (894)           (514,074)             (2,782)
                                                           ------------        ------------        ------------        ------------
        Total Other (Expense) ......................           (367,273)            (97,799)           (665,258)            (99,665)
                                                           ------------        ------------        ------------        ------------
Net (Loss) before taxes ............................       $ (1,296,625)       $   (863,933)       $ (2,178,758)       $ (1,412,622)

     Provision for income taxes ....................                 --                 580                  --                 580

Net (Loss) .........................................       $ (1,296,625)       $   (864,513)       $ (2,178,758)       $ (1,413,202)
                                                           ============        ============        ============        ============
(Loss) per Common Share ............................       $      (0.05)       $      (0.05)       $      (0.11)       $      (0.09)
                                                           ============        ============        ============        ============
Weighted Average Number of
     Common Shares Outstanding .....................         16,333,646          16,583,582          19,090,225          16,280,385
                                                           ============        ============        ============        ============

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                        2003           2002
                                                     -----------    -----------
Cash Flows from Operating Activities
  Net (loss) .....................................   $(2,178,758)   $(1,413,202)
  Adjustments to net (loss)
    Depreciation and amortization ................        15,093         10,176
    Imputed cost of warrants issued ..............       282,786             --
    Convertible feature of notes .................        49,620             --
    Stock issued for services and finance expenses       336,987        157,367
  Decreases (increases) in Assets
    Accounts receivable ..........................       (55,727)      (102,750)
    Due from related party .......................       (33,843)            --
    Inventories ..................................        37,139        (53,555)
    Prepaid expenses .............................       (77,248)        21,309
    Other assets .................................        45,719         11,346
  Increases (decreases) in Liabilities
    Accounts payable and accrued expenses ........       377,867        220,278
    Due to officers ..............................        41,320             --
                                                     -----------    -----------
Net Cash (Used) by Operating Activities ..........    (1,159,055)    (1,149,031)

Cash Flows from Investing Activities
  Purchases of equipment and fixtures ............        (6,025)        (7,732)
                                                     -----------    -----------
Net Cash (Used) by Investing Activities ..........        (6,025)        (7,732)

Cash Flows from Financing Activities
  Proceeds from loans and notes payable ..........       812,812         44,438
  Repayment of loans and notes ...................      (109,261)        (6,500)
  Changes in long term royalties obligation ......        (1,250)            --
  Issuance of common and preferred stock .........       423,717        624,080
                                                     -----------    -----------
Net Cash Provided by Financing Activities ........     1,126,018        662,018

Net (Decrease) in Cash ...........................       (39,062)      (494,745)
Cash at beginning of period ......................        43,670        495,553
                                                     -----------    -----------
Cash at end of period ............................   $     4,608    $       808
                                                     ===========    ===========

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and its quarterly report on Form 10-QSB for the quarter ended March 31, 2003.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002, have been included.

Principles of Consolidation

      The consolidated financial statements include the accounts of Millenium Biotechnologies Group, Inc. and its subsidiary Millennium Biotechnologies Inc. ("Millennium"). All significant inter-company balances and transactions have been eliminated.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Fair Value of Financial Instruments

      For financial instruments including cash, prepaid expenses and other current assets, short-term debt, accounts payable and accrued expenses, it was assumed that the carrying values approximated fair value because of their short-term maturities. Warrants and options issued to third parties and conversion rights assigned to debt instruments are valued at their fair value based on Black-Scholes analysis.

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

INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and PROSURGEX(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at June 30, 2003 consists of the following:

                   Raw Materials                      $214,646
                   Work in Process                      12,034
                   Finished Goods                        7,870
                                                      --------
                                                       234,550
                   Less obsolescence reserve           102,993
                                                      --------
                   Total                              $131,557
                                                      ========

PREPAID EXPENSES

      Prepaid expenses consist predominantly of prepayments on inventory raw materials purchases, totaling approximately $67,000, and the unamortized portion of consulting fees, prepaid for future time periods in form of stock.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

DUE FROM RELATED PARTY and LOANS & NOTES RELATED PARTY

      Between June 28, 2002 and September 23, 2002 a corporate entity jointly owned by Jane Swon (spouse of J. E. Swon, Chief Executive Officer) and P. Elayne Wishart (spouse of B. Deichl, Chief Operating Officer), extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all matured in six months and had been extended by additional six months periods, and carry an interest rate of 10% per annum (see "Related Party Transactions"). In addition there were certain operating expenses paid by Millennium and charged back to this entity totaling $97,338.

PROPERTY AND EQUIPMENT

      Property and equipment at June 30, 2003, consists of the following:

                 Furniture and Equipment                $ 74,596
                 Leasehold improvements                   61,757
                                                        --------
                 Subtotal                                136,353
                 Less accumulated depreciation            53,047
                 Total                                  $ 83,306
                                                        ========

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at June 30, 2003:

                 Accounts payable                      $ 589,660
                 Accrued professional fees               208,200
                 Accrued royalties (3rd party)           106,047
                 Accrued payroll and payroll tax
                   payable (not including payroll
                   owed to officers)                     158,751
                 Accrued interest                         23,228
                 Accrued promotional expense              49,146
                 Miscellaneous accruals                   23,879
                                                      ----------
                 Total                                $1,158,911
                                                      ==========

DUE TO OFFICERS

      Represents $296,321 salaries accrued for but not yet paid to certain officers, and $48,895 royalties accrued to Jane Swon and P. Elayne Wishart.

DEBT

      Short-term debt at June 30, 2003, is as follows:

            Non-interest bearing cash advances by four
            accredited investors and consultants                       $ 145,584

            Promissory note dated December 17, 2002, issued
            to an accredited investor, maturing September
            17, 2003, bearing interest at the rate of 10%
            per annum The holder of the note is entitled to
            convert all or a portion of the principal and
            interest at any time after the maturity date
            into shares of common stock of the Company at a
            price equal to $.10/share of the principal if
            the principal and interest is not fully repaid
            on or before the maturity date.                               50,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
DEBT continued

            Two non-interest bearing convertible promissory
            notes dated July 15, 2002, issued to two
            accredited investors, maturing July 15, 2003,
            convertible at the option of the holders into
            common shares at the rate of $1.50/share.                    118,000

            Promissory note dated October 17, 2002 in the
            amount of $125,000, bearing interest at 12% per
            annum, issued to an accredited investor,
            originally maturing February 17, 2003, now
            payable on demand. The 12% interest per annum
            accrued to date on the principal amount
            outstanding is to be paid weekly with 25% of all
            cash receipts received by the Company.                        83,746

            Promissory convertible note dated February 21,
            2003, issued to an accredited investor and
            maturing August 21, 2003, convertible into
            restricted common shares at the rate of $0.25
            per share, at the option of the holder.                       10,000

            Promissory note dated February 25, 2003,
            originally for $60,000, bearing interest payable
            in restricted stock valued at $0.25 per share,
            accompanied by warrants for the purchase of
            100,000 shares of common stock, exercisable
            during three years at the rate of $0.50 per
            share. Note was issued to an accredited investor
            and originally matured March 15, 2003. $25,000
            has been repaid, and the balance was overdue at
            June 30, 2003.                                                35,000

            Promissory note dated March 5, 2003, bearing
            interest payable in the form of 100,000 shares
            restricted common stock, issued to an accredited
            investor and originally maturing April 5, 2003,
            now payable upon demand.                                     150,000

            Promissory note dated March 15, 2003, bearing
            interest payable at 12% per year, issued to an
            accredited investor and maturing in six months.
            Note was subject to an origination fee of $1,500
            and 50,000 restricted common shares.                          50,000

            Promissory note dated March 19, 2003, bearing
            interest payable in the form of warrants for the
            purchase of 333,333 shares of common stock,
            exercisable during one year at the rate of $0.50
            per share, issued to an accredited investor and
            maturing December 3, 2003.                                   100,000

            Loan payable pursuant to Master Financing
            Agreement dated October 28, 2002 bearing
            interest at 5% per annum. This amount was
            overdue at June 30, 2003.                                    228,009

            Promissory note dated April 9, 2003, bearing
            interest in the form of 93,000 restricted shares
            issued, accompanied by a warrant for the
            purchase of 75,000 common shares, exercisable
            during three years at $0.25 per share, issued to
            an accredited investor and originally maturing
            May 11, 2003. This note is overdue at June 30,
            2003.                                                        100,000
                                                                      ----------
            Convertible promissory notes dated between April
            11, 2003, and June 20, 2003, bearing interest at
            8% per year payable in restricted common stock
            valued at $0.25 per share, maturing within one
            year. The notes are convertible at the option of
            the holder into common stock at the rate of
            $0.25 per share and were issued to five
            accredited investors.                                        135,000
                                                                      ----------
                                                                      $1,205,339
                                                                      ==========

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

LONG TERM DEBT

      Long-term debt at June 30, 2003 is as follows:

            Twelve non-interest bearing convertible notes
            dated between July 31, 2002 and December 30,
            2002 issued to accredited investors, maturing
            between July 31, 2004 and December 30, 2004,
            convertible at the option of the holders into
            common shares at the rate of $.25 /share.                 $  128,750
                                                                      ==========

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

      Until May 2003 the Company's administrative facilities were located in approximately 2,200 square feet of leased office space in Bernardsville, New Jersey, as to which Millennium had entered into a 5 year lease, starting January 1, 2001. In May 2003 the Company abandoned the lease and was released from further obligations against payment of approximately $71,000 which amount was recognized as additional rent expense during the quarter.

      On October 2001, the Company signed a 5-year lease commencing in December 2002, for approximately 4,500 square feet of office space at a monthly rental of $9,116 through November, 2004 and $9,876 thereafter, plus an allocated portion of certain operating expenses. The Company presently occupies these facilities. The lease is personally guaranteed by the Company's Chief Executive Officer.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

RELATED PARTY TRANSACTIONS

      Between September 6, 2002 and December 28, 2002 a corporate entity owned by P. Elayne Wishart (spouse of Bruce Deichl) extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all mature in six months and carry an interest rate of 10% per annum. Four such notes aggregating $72,500 matured in March, 2003 and were extended for an additional six months at the same interest rate. In conjunction with the extension an additional 113,733 shares were issued along with 13,110 shares in lieu of $3,750 interest accrued on some of the original notes. One note for $70,000 matured in June, 2003 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,060 shares were issued.

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

Results of Operations for the three months ended and six months ended June 30, 2003:

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

It is management's belief a successful marketing strategy for both RESURGEX(R) and PROSURGEX(TM) emphasizes support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes both RESURGEX(R) and PROSURGEX(TM) in its universe of products that qualify for reimbursement when prescribed by the medical profession. Currently both RESURGEX(R) and PROSURGEX(TM) are included in First Data Bank, which translates to Medicaid reimbursement in states, which subscribe to the open formulary categorization of including products on their formulary. Both products have also received Federal HCPCS Codes issued by the Centers for Medicare and Medicaid which classify them as enteral formulas. Both RESURGEX(R) and PROSURGEX(TM) are being reimbursed by Medicaid and are being marketed in the states of New Jersey, Connecticut, and Nevada. Both products are have been reimbursed with prior authorization in the state of Pennsylvania and Michigan. PROSURGEX(TM) has been reimbursed under a prior authorization process in California. The New York State Medicaid program began reimbursing for

RESURGEX(R) in June 2003. New York represents the most important market segment. According to Centers of Disease Control statistics the states of New York and California account for two-thirds of America's population infected with ("AIDS") Acquired Immune Deficiency Syndrome.

From the company's inception the primary focus for Medicaid reimbursement was the state of New York. In order to procure Medicaid reimbursement in the second quarter management made a strategic decision to lower the prices of both, RESURGEX(R) and PROSURGEX(TM), between 50% and 60%. While the change brought about a reduction of revenues for the second quarter, management expects this decrease to be temporary, and soon to be more than offset by increasing volume by now having access to the largest market in the United States. The lower price is contingent of a plan to reduce the cost-of-goods-sold, by implementing changes in production, to a more consumer- and distribution-friendly packaging method, as well as cost savings and volume discounts generated by increased sales. Thus, management expects that pre-existing margins will be recaptured within a few months, while revenue prospects will substantially improve.

Unit sales slightly increased for the quarter, however due to the reduced price revenues amounted to $96,894, and for the six months ended June 30, 2003, to $313,112. All such revenues were generated by the Company's wholly owned subsidiary Millennium Biotechnologies, Inc. These revenues resulted entirely from the sales of RESURGEX(R) and PROSURGEX(TM). If measured against second quarter in 2002 ($183,214 compared to $96,894), the second quarter in 2003 saw a 47% decrease in revenues derived from the sales of RESURGEX(R) and PROSURGEX(TM). When compared to the preceding quarter, revenues decreased by 55% ($96,894 compared to $216,218).

It is important to recognize that the decrease in revenue was due to the price reduction and that unit sales did not decrease. The direct correlation between the decrease in revenue and the decrease in price can be noted by comparing the percentage decrease in revenue (55%) decrease from the preceding quarter, (47%) decrease from the second quarter of 2002 and the percentage decrease in price (57.5%).

This revenue figure represents orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as those channels mature. At this stage in the Company's development, however, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits amounted to $27,372 for a 28% gross margin during the three months, and $165,448 for a 52% gross margin for the six months ended June 30, 2003. A higher gross margin will be realized in the third quarter when the company effects the changes to the product packaging. After deducting selling expenses and general and administrative expenses of $956,724 the Company realized an operation loss of $929,352. Non-operating expenses totaled $367,273. The majority of non-operating expenses consisted of $292,759 in interest and financing expense composed primarily of charges representing the fair value of common stock and common stock purchase warrants as well as conversion rights issued in connection with equity and debt transactions consummated during the quarter. The net result for the three-month period ended June 30, 2003, was a losses of $1,296,625 or $0.05 per share.

The period's net result was significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations as well as the supporting administrative infrastructure, resulting in relatively high operating expenses. Management does not consider this atypical for a new company engaged in launching new products in new territories. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

Liquidity and Capital Resources:

In view of the start-up nature of the Company's business and at this stage of its development, its operations were generally financed by new equity investments through private placements with accredited investors, and short-term debt instruments. As in prior periods, these transactions supplied the working capital that was needed to finance operations. During the reporting period, equity investments totaled $256,300. In addition the Company obtained $295,812 through issuance of promissory notes. While these funds sufficed to cover a portion of the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the quarter was constraint, with working capital showing a deficit of $2,316,636.

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

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

      - None

Item 2 CHANGES IN SECURITIES

Issuance of unregistered securities

During the quarter ended June 30, 2003, the Company issued the following unregistered securities:

      (i) 893,787 shares of its common stock and three-year warrants for the purchase of 843,787 common shares, which warrants are exercisable at prices between $0.20 and $0.33 per share, to seven accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $256,300 in cash;

      (ii) 193,000 shares of its common stock and three-year warrants for the purchase of 75,000 common shares, which warrants are exercisable at $0.25, to holders of promissory notes in lieu of interest and loan origination fees, and 1,588,606 to certain consultants and advisers of the Company, for business consulting and investor relations services performed;

      (iii) 106,060 shares of its common stock to a related party in connection with the extension of the maturity of certain notes (see "Related Party Transactions").

Item 3 DEFAULTS ON SENIOR SECURITIES

      - None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
       SECURITIES' HOLDERS

      - None

Item 5 OTHER INFORMATION

      - None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Description
------      -----------
99.1        Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

99.2 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

          - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

Date: August 13, 2003                     By: /s/ Frank Guarino
                                              ----------------------------------
                                              Frank Guarino
                                              Chief Financial Officer
                                              Chief Accounting Officer