Form 10QSB
period 2003-09-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2003-11-14
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2003

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                             22-1558317
-------------------------------                              ------------------
(State or other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

            665 Martinsville Road, Suite 219, Basking Ridge, NJ 07920
            ---------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 604-2500
              ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|   No |_|

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of October 31, 2003, was 27,250,170 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2003                                           3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2003 and 2002      4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2003 and 2002                5

         Notes to Consolidated Financial Statements                      6 - 12

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 15

Item 3   Controls and Procedures                                         16

PART II  -  OTHER INFORMATION                                            17

SIGNATURES                                                               18

Certifications pursuant to Sections 906 and 302 of the
Sarbanes-Oxley Act of 2002                                               19 - 21

PART I - Item 1

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                        September 30, 2003
                                                              ------------------
     Current Assets
     Cash .......................................................   $    11,960
     Accounts receivable, net of allowance for
        doubtful accounts of $16,193 ............................       113,988
     Inventories ................................................       130,431
     Prepaid expenses ...........................................       186,325
     Miscellaneous receivables ..................................        82,804
         Due from related party .................................       106,154
                                                                    -----------
        Total Current Assets ....................................       631,662
     Property and equipment, net of accumulated
        depreciation of $60,919 .................................        75,435
     Financing costs and net of accumulated
        amortization of $59,540 .................................       834,067
     Patents, net of accumulated
        amortization of $1,248 ..................................        20,724
     Deposits ...................................................        18,352
                                                                    -----------
TOTAL ASSETS ....................................................     1,580,240
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses ......................       915,044
     Loans and notes related party ..............................       142,500
     Short term debt ............................................     1,136,999
                                                                    -----------
        Total Current Liabilities ...............................     2,194,543
     Deferred royalties, less current portion ...................        31,250
     Long-term debt .............................................       103,750
                                                                    -----------
TOTAL LIABILITIES ...............................................     2,329,543

STOCKHOLDERS' EQUITY (IMPAIRMENT)
     Preferred Stock, $1 par value, 810,360 shares
       authorized:
     Convertible, Series B, non-voting, 65,141 shares
       issued and outstanding, at redemption value ..............       130,282
     Cumulative, Series C, non-voting, 64,762 shares
       issued and outstanding ...................................        64,763
     Convertible, Series D, 0 shares issued and outstanding .....            --
     Common Stock, $0.001 par value, 75,000,000 shares
       authorized, 27,250,170 shares issued and
       outstanding ..............................................        27,250
     Additional paid-in capital .................................     7,394,101
     Retained deficit ...........................................    (8,365,699)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) .........................      (749,303)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT) .......................   $ 1,580,240
                                                                    ===========

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended                     Nine Months Ended
                                                                       September 30,                         September 30,
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Total Revenues .........................................      $    183,688       $    172,911       $    496,800       $    519,097
Cost of Goods Sold .....................................           147,351             96,569            295,015            268,615
                                                              ------------       ------------       ------------       ------------
Gross Profit ...........................................            36,337             76,342            201,785            250,482

Selling expenses .......................................            98,709             73,961            418,221            373,069
General & administrative expenses ......................           575,181            621,008          1,934,617          1,808,997
                                                              ------------       ------------       ------------       ------------
Total operating expenses ...............................           673,890            694,969          2,352,838          2,182,066

(Loss) from operations .................................          (637,553)          (618,627)        (2,151,053)        (1,931,584)

Other Income (Expense)
     Miscellaneous income ..............................               820                 --                820                 22
     (Loss)/Gain on disposal of assets .................                --                 --           (151,184)           (96,905)
     Interest and financing (expense) ..................              (723)           (27,001)          (514,797)           (29,783)
                                                              ------------       ------------       ------------       ------------
     Total Other Income (Expense) ......................                97            (27,001)          (665,161)          (126,666)
                                                              ------------       ------------       ------------       ------------
Net (Loss) before taxes ................................      $   (637,456)      $   (645,628)      $ (2,816,214)      $ (2,058,250)

     Provision for income taxes ........................                --                 --                 --                580

Net (Loss) .............................................      $   (637,456)      $   (645,628)      $ (2,816,214)      $ (2,058,830)
                                                              ============       ============       ============       ============
(Loss) per Common Share ................................      $      (0.03)      $      (0.04)      $      (0.14)      $      (0.12)
                                                              ============       ============       ============       ============
Weighted Average Number of
     Common Shares Outstanding .........................        23,536,979         17,287,848         20,572,476         16,616,206
                                                              ============       ============       ============       ============

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          2003          2002
                                                      -----------   -----------
Cash Flows from Operating Activities
     Net (loss) ....................................  $(2,816,214)  $(2,058,830)
     Adjustments to net loss to net cash provided
        (used) by Operating Activities
        Depreciation and amortization ..............       86,858        16,512
        Convertible feature of notes ...............       27,894            --
        Stock issued for services and
          finance expenses .........................    1,806,195       174,054
     Decreases (increases) in Assets
        Accounts receivable ........................      (95,101)     (133,732)
        Due from related party .....................      (42,659)           --
        Inventories ................................       38,265      (161,312)
        Prepaid expenses ...........................      (40,673)       43,295
        Other assets ...............................      (32,910)      (13,142)
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ......     (169,768)       644,986
                                                      -----------   -----------
Net Cash Used by Operating Activities ..............   (1,238,113)   (1,488,169)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ...........       (6,025)      (53,786)
                                                      -----------   -----------
Net Cash Used by Investing Activities ..............       (6,025)      (53,786)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable .........    1,066,012       326,938
     Repayment of loans and notes ..................     (455,801)       (6,500)
     Changes in long term royalties obligation .....       (2,500)           --
     Issuance of common and preferred stock ........      604,717       733,560
                                                      -----------   -----------
Net Cash Provided by Financing Activities ..........    1,212,428     1,053,998

Net (Decrease) in Cash .............................      (31,710)     (487,957)
Cash at beginning of period ........................       43,670       495,553
                                                      -----------   -----------
Cash at end of period ..............................  $    11,960   $     7,596
                                                      ===========   ===========

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Millennium   Biotechnologies  Group,  Inc.  (the  Company  or  "Millennium
      Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

      Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(R) and RESURGEX PLUS(TM) which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and its quarterly reports on Form 10-QSB for the quarters ended March 31, 2003 and June 30, 2003.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002, have been included.

Principles of Consolidation

      The consolidated financial statements include the accounts of Millennium Biotechnologies Group, Inc. and its subsidiary Millennium Biotechnologies Inc. ("Millennium"). All significant inter-company balances and transactions have been eliminated.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

Financing Costs

      Financing Costs are amortized ratably over the life of the underlying financial instrument.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(R) and RESURGEX PLUS(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at September 30, 2003 consists of the following:

            Raw Materials                                   $190,113
            Work in Process                                   14,928
            Finished Goods                                    28,383
                                                            --------
                                                             233,424
            Less obsolescence reserve                        102,993
                                                            --------
            Total                                           $130,431
                                                            ========

PREPAID EXPENSES

      Prepaid expenses consist predominantly of prepayments on inventory raw materials purchases, totaling approximately $67,000, and the unamortized portion of consulting fees, prepaid for future time periods in form of stock.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

DUE FROM RELATED PARTY and LOANS & NOTES RELATED PARTY

      Between June 28, 2002 and September  23, 2002 a corporate  entity owned by
      P. Elayne Wishart (spouse of Bruce Deichl), extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all matured in six months and had been extended twice by additional six months periods, and carry an interest rate of 10% per annum (see "Related Party Transactions"). In addition there were certain operating expenses paid by Millennium and charged back to this entity totaling $106,154.

PROPERTY AND EQUIPMENT

      Property and equipment at September 30, 2003, consists of the following:

            Furniture and Equipment                         $ 74,597
            Leasehold improvements                            61,757
                                                            --------
            Subtotal                                         136,354
            Less accumulated depreciation                     60,919
                                                            --------
            Total                                           $ 75,435
                                                            ========

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at September 30, 2003:

            Accounts payable                                $461,779
            Accrued professional fees                        131,600
            Accrued royalties (3rd party)                    106,345
            Accrued payroll and payroll taxes                141,405
            Accrued interest                                  39,536
            Miscellaneous accruals                            34,379
                                                            --------
            Total                                           $915,044
                                                            ========

DEBT

      Short-term debt at September 30, 2003, is as follows:

         -----------------------------------------------------------------------
         Non-interest bearing cash advances by five accredited
         investors                                                   $  149,440
         -----------------------------------------------------------------------
         Promissory note dated December 17, 2002, issued to an
         accredited investor, maturing September 28, 2003,
         bearing interest at the rate of 10% per annum The holder
         of the note is entitled to convert all or a portion of
         the principal and interest at any time after the
         maturity date into shares of common stock of the Company
         at a price equal to $.10/share of the principal if the
         principal and interest is not fully repaid on or before
         the maturity date. Subsequently Management has negotiated
         an agreement with terms to repay $25,000 and convert the
         remaining $25,000 into equity pursuant to the terms of
         the note.                                                       50,000
         -----------------------------------------------------------------------

      MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003

DEBT continued

         -----------------------------------------------------------------------
         Two non-interest bearing convertible promissory notes
         dated July 15, 2002, issued to two accredited investors
         originally at $200,000, maturing July 15, 2003,
         convertible at the option of the holders into common
         shares at the rate of $1.50/share. $82,000 was repaid
         and payment on the balance has been extended through
         July 2004.                                                     118,000
         -----------------------------------------------------------------------
         Promissory note dated October 17, 2002 in the amount of
         $125,000, bearing interest at 12% per annum, issued to
         an accredited investor, originally maturing February 17,
         2003, now extended 6 months from September 26, 2003
         bearing 12% interest per year.                                  83,747
         -----------------------------------------------------------------------
         Promissory convertible note dated February 21, 2003,
         issued to an accredited investor and maturing December
         31, 2003, bearing interest at 8% per year payable in
         stock, convertible into restricted common shares at the
         rate of $0.25 per share, at the option of the holder.           10,000
         -----------------------------------------------------------------------
         Promissory note dated February 25, 2003, originally for
         $60,000, bearing interest payable in restricted stock
         valued at $0.25 per share, accompanied by warrants for
         the purchase of 100,000 shares of common stock,
         exercisable during three years at the rate of $0.50 per
         share. Note was issued to an accredited investor and
         originally matured March 15, 2003. $25,000 has been
         repaid, and the balance was overdue at September 30,
         2003.                                                           35,000
         -----------------------------------------------------------------------
         Promissory note dated March 5, 2003, bearing interest
         payable in the form of 100,000 shares restricted common
         stock, issued to an accredited investor and originally
         maturing April 5, 2003, now extended 6 months from
         September 26, 2003 bearing 12% interest per year               150,000
         -----------------------------------------------------------------------
         Loan payable pursuant to Master Financing Agreement
         dated October 28, 2002 bearing interest at 5% per annum.
         $250,000 of this loan has been repaid in October 2003,
         an extension was granted from the creditor for the
         balance due.                                                   270,812
         -----------------------------------------------------------------------
         Convertible promissory notes dated between May 20, 2003,
         and August 8, 2003, bearing interest at 8% per year
         payable in restricted common stock valued at $0.25 per
         share, maturing within one year. The notes are
         convertible at the option of the holder into common
         stock at the rate of $0.25 per share and were issued to
         four accredited investors.                                     110,000
         -----------------------------------------------------------------------
         Convertible promissory notes dated July 3, 2003, bearing
         interest at 12% per year payable in restricted common
         stock, maturing December 31, 2003. The note is
         convertible at the option of the holder into common
         stock at the rate of $0.20 per share.                           50,000
         -----------------------------------------------------------------------
         Two promissory notes issued to two accredited investors
         in August 2003, maturing February 26, 2004. The notes
         bear no interest, however, were accompanied by the
         issuance of 75,000 restricted shares each.                      60,000
         -----------------------------------------------------------------------
         Two promissory notes issued to two accredited investors
         on July 31, 2002 maturing on July 31, 2004. The notes
         bear no interest but are convertible at the option of
         the holder into shares of common stock at a rate of
         $0.25 per share.                                                50,000
         -----------------------------------------------------------------------
         Total:                                                     $ 1,136,999
                                                                    ===========
         -----------------------------------------------------------------------

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

LONG TERM DEBT

      Long-term debt at September 30, 2003 is as follows:

         -----------------------------------------------------------------------
         Ten non-interest bearing convertible notes dated between
         October 22, 2002and December 30, 2002 issued to
         accredited investors, maturing between October 22, 2004
         and December 30, 2004, convertible at the option of the
         holders into common shares at the rate of $.25 /share.        $ 78,750
         -----------------------------------------------------------------------
         One Promissory Note dated August 12, 2003, maturing
         August 12, 2005, bearing 8% interest payable in form of
         stock purchase warrants valued at $0.25 per share,
         convertible at the option of the holder into common
         shares at the rate of $.25 /share.                              25,000
         -----------------------------------------------------------------------
         Total                                                          103,750
                                                                       ========
         -----------------------------------------------------------------------

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

      During the quarter ended September 30, 2003, two officers of the company agreed to convert an aggregate $501,632 in accrued and unpaid salaries into 1,929,478 restricted common shares.

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

Results of Operations for the three months ended and nine months ended September 30, 2003:

Millennium developed two novel enteral nutritional formulas, RESURGEX(R) and RESURGEX PLUS(TM), that play an important role as a nutritional adjunct to the medical treatment for certain chronic immuno-compromising debilitating diseases such as Acquired Immune Deficiency Syndrome ("AIDS"), hepatitis and cancer. Those infected with AIDS/HIV (Human Immunodeficiency Virus) and other chronic debilitating diseases present a multitude of medical/nutritional problems, which include weight loss, immune dysfunction, free-radical pathology and loss of energy production. Millennium believes that RESURGEX(R) and RESURGEX PLUS(TM) are the first multi-component nutritional supplements designed to deal with the multiple nutritional needs of the immunocompromised individual. Specifically, RESURGEX(R) and RESURGEX PLUS(TM) have been formulated to address the loss of lean muscle (wasting), nutrient depletion, immune support, mitochondrial dysfunction (energy loss) and oxidative stress (free-radical damage) in individuals undergoing medical treatment for chronic immunocompromised medical conditions.

The Company's proprietary formulations combine a unique blend of nutritional components that enable the individual to better tolerate the nutritional concerns of their illness and the side effects brought on by common medication regimes. The palatable taste, flavor and sweetness of RESURGEX(R) and RESURGEX PLUS(TM) and their easy-to-use delivery method were designed to promote sustained acceptance under long-term use and should have a significant impact on a patient's propensity to follow an ongoing regimen of compliance.

It is management's belief a successful marketing strategy for both RESURGEX(R) and RESURGEX PLUS(TM) emphasizes support of Medicaid and other organizations that provide reimbursement programs. Support in this sense means that Medicaid includes both RESURGEX(R) and RESURGEX PLUS(TM) in its universe of products that qualify for reimbursement when prescribed by the medical profession. Currently both RESURGEX(R) and RESURGEX PLUS(TM) are included in First Data Bank, which translates to Medicaid approval in states, which subscribe to the open formulary categorization of including products on their formulary. Both products have also received Federal HCPCS Codes issued by the Centers for Medicare and Medicaid which classify them as enteral formulas. Both RESURGEX(R) and RESURGEX PLUS(TM) are included for reimbursement and are being marketed in the states of New Jersey, Connecticut, and Nevada. Both products are approved with prior authorization in the state of Pennsylvania. RESURGEX PLUS(TM) has been approved under a prior authorization process in California, and the New York State Medicaid program began reimbursing for RESURGEX(R) in June 2003. California and New York represent the most important market segment that does not currently subscribe to the open formula categorization of the products for purpose of reimbursement qualification. According to Centers of Disease Control statistics the states of New York and California account for two-thirds of America's population infected with ("AIDS") Acquired Immune Deficiency Syndrome.

Over the last year management has been able to substantially reduce cost of goods for their products enabling the Company to now be in a position to maintain profit margins while reducing their wholesale prices 55%. This price adjustment allowed the Company to negotiate an agreement for Medicaid reimbursement with the New York State Department of Health. New York Medicaid approval has substantially improved the revenue prospects for the Company, with the reducted cost of goods structure being implemented the Company expects pre-existing profit margins will be recaptured in spite of a 55% decrease in the selling price. Management expects that pre-existing margins will be recaptured within a few months, while revenue prospects are substantially improved.

To properly assess the Company's growth in the third quarter of 2003 one must compare unit sales due to the selling price reduction implemented on June 1, 2003. Each unit consists of one box of RESURGEX(R) or RESURGEX PLUS(TM). Each box represents a one week supply for one individual assuming the individual is consuming the product in compliance with the recommended dosage. Unit sales for the quarter amounted to 4,747 units and for the nine months ended September 30, 2003 to 8,637 units. If measured against the third quarter of 2002 (1,727 compared to 4,747), the third quarter in 2003 saw a 175% increase in unit sales of RESURGEX(R) AND RESURGEX PLUS(TM). When compared to the preceding quarter unit sales increased by 172% (4,747 compared to 1,742).

The revenue numbers contained in this paragraph reflect a 55% price reduction that became effective on June 1, 2003. Revenues for the quarter ended September 30, 2003 amounted to $183,688, and for the nine months ended September 30, 2003, to $496,800. All such revenues were generated by the Company's wholly owned subsidiary Millennium Biotechnologies, Inc. These revenues resulted entirely from the sales of RESURGEX(R) and RESURGEX PLUS(TM). If measured against results for the third quarter in 2002 ($172,911 compared to $183,688), the third quarter in 2003 saw a 6.2% increase in revenues derived from the sales of RESURGEX(R) and RESURGEX PLUS(TM). When compared to the preceding quarter ended June 30, 2003, revenues increased by 89.6% ($183,688 compared to $96,894).

These revenue figures represent orders through not yet fully developed distribution channels. Management believes that future quarters will see a marked acceleration in product sales as those channels mature. At this stage in the Company's development, however, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits amounted to $36,337 for a 20% gross margin during the three months ended September 30, 2003, and $201,785 for a 41% gross margin for the nine months ended September 30, 2003. A higher gross margin will be realized in the fourth quarter when the reduced cost of goods will begin to be realized and existing inventory is depleted. After deducting selling expenses and general and administrative expenses of $673,890 the Company realized an operation loss of $637,553. Non-operating income totaled $97. The net result for the three-month period ended September 30, 2003, was a loss of $637,456 or $0.03 per share.

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

Liquidity and Capital Resources:

At this stage of the Company's development, its operations were generally financed by accredited investors. As in prior periods, these transactions supplied the working capital that was needed to finance operations. During the reporting period, equity investments totaled $181,000. In addition the Company obtained $253,200 through issuance of promissory notes. While these funds sufficed to cover a portion of the negative cash flow from operations they were not sufficient to build up a liquidity reserve.

Liquidity is still somewhat constraint, however, the capital transactions effected during the quarter resulted in a relatively improved working capital position where the deficit was reduced from $2,316,636 at June 30, 2003 to $1,562,881 at September 30, 2003. Current liabilities were reduced during the quarter by a net of $657,423 this as a result of converting certain short-term debt and payables into equity. Management has entered into negotiations with creditors holding short-term debt and anticipates restructuring by either converting into term debt or equity.

Management is currently in discussions with several sources of additional funding and expects but cannot assure it will be able to meet the Company's capital needs, until such time as cash flow from sales increases to an extent that will meet cash requirements form operations.

Item 3.CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

         -  None

Item 2 CHANGES IN SECURITIES

Issuance of unregistered securities

During the quarter ended September 30, 2003, the Company issued the following unregistered securities:

      (i) 1,384,320 shares of its common stock, to nine accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $281,000 in cash;

      (ii) 479,474 shares of its common stock and warrants for the purchase of 2,878,472 common shares, exercisable at rates between $0.17 and $0.50 per share during periods extending from one to five years, to certain consultants and suppliers of the Company, for advertising, business consulting and investor relations services performed, and 150,000 common shares to holders of promissory notes in lieu of interest and loan origination fees;

      (iii) 1,929,478 shares of its common stock to two officers of the company in lieu of salary (see "Related Party Transactions");

      (iv) 1,481,000 shares to an accredited investor in return for cancellation of $350,000 in promissory notes.

Item 3 DEFAULTS ON SENIOR SECURITIES

         -  None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
       SECURITIES' HOLDERS

         -  None

Item 5 OTHER INFORMATION

         -  None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Number            Description

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

      (b)   Reports on Form 8-K:

             -  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: November 14, 2003                By: /s/ Frank Guarino
                                           ----------------------------------
                                           Frank Guarino
                                           Chief Financial Officer
                                           Chief Accounting Officer