Form 10KSB
period 2003-12-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2004-04-14
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES AND EXCHANGE OF 1934
                     For the Transition Period From      to

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                        Delaware                       22-1558317
             --------------------------------------------------------
             (State or other Jurisdiction of         (IRS Employer
              Incorporation or Organization)      Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Registrant's revenues for the fiscal year ended December 31, 2003, were $728,461.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 31, 2004. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 31, 2004, ($0.74), the aggregate market value of the 18,743,618 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 31, 2004, was approximately $13,870,000. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 31, 2004, 31,729,319 shares of Common Stock, $0.001 par value, 65,141shares of Series B Convertible Preferred Stock, $1.00 par value, and 63,000 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Transitional Small Business Disclosure Format: Yes __   No X

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

                                    CONTENTS

PART I.                                                                     Page
                                                                            ----

      Item  1.    Business...................................................  4

      Item  2.    Properties................................................. 12

      Item  3.    Legal Proceedings.......................................... 12

      Item  4.    Submission of Matters to a Vote of Security Holders........ 12

PART II.

      Item  5.    Market for Registrant's Common Equity and
                  Related Stockholder Matters.............       13

      Item  6.    Management's' Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 15

      Item  7.    Financial Statements....................................... 17

      Item  8.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................ 17

      Item 8a.    Controls and Procedures.................................... 17

PART III.

      Item 9.     Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act........................................ 19

      Item 10.    Executive Compensation..................................... 22

      Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters................. 24

      Item 12.    Certain Relationships and Related Transactions............. 25

      Item 13.    Exhibits and Reports on Form 8-K........................... 26

      Item 14.    Principal Accountant Fees and Services..................... 26

                  Signatures................................................. 27

                  Exhibit Index.............................................. 28

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

      Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(R) and RESURGEX Plus(TM) (formerly PROSURGEX(TM)- see Item 3. Legal Proceedings), which provide nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. In the first quarter of 2005, the Company launched an exclusive ingredient called Defenzyme(TM) into the medical market. Defenzyme(TM) is the first orally effective, vegetarian form of superoxide dismutase- the body's primary antioxidant defense enzyme.

      The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium. During the year prior to the merger, the Company had no material operations. For more information on the Company's operations prior to the merger and the general terms of the merger we refer to the Company's report on Form 10-KSB for the period ended July 31, 2001, and related filings with the Securities and Exchange Commission. In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium. Such preferred shares were subsequently converted into approximately 96% of the outstanding common stock of the Company. For accounting purpose, the merger has been treated as an acquisition of Millennium Group by Millennium, and a re-capitalization of Millennium. The historical financial statements prior to July 27, 2001, are those of Millennium. Subsequent to July 27, 2001, the financial statements are those of the Company and its wholly-owned subsidiary Millennium, on a consolidated basis.

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

      As of December 31, 2003, there were outstanding 30,286,819 common shares, 65,141 shares of Series B Convertible Preferred Stock, and 64,762 shares of Series C Cumulative Preferred Stock.

Narrative Description of Business

      Millennium developed two novel enteral nutritional formulas, RESURGEX(R) and RESURGEX Plus(TM), that play an important role as a nutritional adjunct to the medical treatment for certain chronic immuno-compromising debilitating diseases such as Acquired Immune Deficiency Syndrome ("AIDS"), hepatitis and cancer. Those infected with AIDS/HIV (Human Immuno-deficiency Virus) and other chronic debilitating diseases present a multitude of medical/nutritional problems, which include weight loss, immune dysfunction, free-radical pathology and loss of energy production. Millennium believes that RESURGEX(R) and RESURGEX Plus(TM) are the first multi-component nutritional supplements designed to deal with the multiple nutritional needs of the immuno-compromised individual. Specifically, RESURGEX(R) and RESURGEX Plus(TM) have been formulated to address the loss of lean muscle (wasting), nutrient depletion, immune support, mitochondrial dysfunction (energy loss) and oxidative stress (free-radical damage) in individuals undergoing medical treatment for chronic immuno-compromised medical conditions.

      The Company's proprietary formulations combine a unique blend of nutritional components that enable the individual to better tolerate the nutritional concerns of their illness and the side effects brought on by common medication regimes. The desirable taste, of RESURGEX(R) and RESURGEX Plus(TM) and their easy-to-use delivery method were designed to promote sustained acceptance under long-term use and should have a significant impact on a patient's propensity to follow an ongoing regimen of compliance.

      In the first quarter of 2004, the Company launched an exclusive ingredient product called Defenzyme(TM) into the retail health food trade market. Defenzyme(TM) is the first orally effective, vegetarian form of superoxide dismutase- the body's primary antioxidant defense enzyme. Defenzyme(TM) was designed to reduce oxidative stress, reduce lactic acid and increase overall antioxidant defense.

General Description

      RESURGEX(R) and RESURGEX Plus(TM) are unique multi-component nutritional formulas that were designed to address the multiple nutritional needs (oxidative stress, lean tissue loss, energy depletion, immune support) of immuno-compromised conditions as an adjunct to medical treatment.

      Both RESURGEX(R) and RESURGEX PLUS(TM) have been positioned to provide for a comprehensive, high quality alternative to traditional high sugar, high fat supplements that load up on corn oil, corn syrup and sucrose or the "single magic bullet" products that only address one of the several nutritional needs and concerns of the individual.

      RESURGEX(R)  is the first low fat (1g),  low sugar  (5g),  low calorie (90
Kcal) enteral nutritional formula (may be administered orally or may be fed through a gastro intestinal tube) to provide multiple comprehensive nutritional regimens into one delicious and convenient drink. It is commonly used as a nutritional supplement to meals.

      RESURGEX PLUS(TM) is the first high protein (21g), high calorie (400 Kcal) enteral nutritional formula to provide multiple comprehensive nutritional regimens into one delicious and convenient drink. It is commonly used as a meal replacement or can be used as a sole source of nutrition as directed by a physician. Concentrated calories are derived from high quality food sources as opposed to typical corn oil, sucrose and corn syrup found in other nutritional supplements.

      Both RESURGEX(R) and RESURGEX PLUS(TM) contain a comprehensive mix of specialized nutrients that contribute to one or more aspects of support - immune, energy, antioxidant and maintenance of lean tissue - such as high quality undenatured whey protein, CoQ10, Nucleotides, D-Ribose, L-Carnitine, Ornithine Ketogluterate (OKG), Beta Glucans, Branched Chain Amino Acids and other important ingredients. Our exclusive, proprietary ingredient in both products is SOD/Gliadin or GliSODin(TM)(R) (superoxide dismutase), an orally available form of the cell's master antioxidant defense that is involved in numerous important functions in the body.

      While all the ingredients listed in the previous paragraph represent several important nutraceuticals in both formulas, Defenzyme(TM), GliSODin(TM) ("SOD/gliadin") is an integral component of RESURGEX(R) and RESURGEX PLUS(TM) SOD/gliadin is a unique patented, vegetarian form of the cell's master cellular defense enzyme, developed for oral use. In July 2001, Millennium entered into an exclusive license agreement with Isocell S.A., the holder of the patent for SOD/gliadin. Pursuant to the license, Millennium has the exclusive North American rights to purchase, promote and distribute SOD/gliadin in the channel of distribution for direct sale of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements.

How The Products Work

      Essentially, there are several pathways and concerns that must be addressed when it comes to nutritional support in any major degenerative or immuno-compromised condition. While there are several "single magic bullet" products on the market, this approach will inevitably fail since it only focuses on one concern while neglecting the others. Both RESURGEX (R) and RESURGEX PLUS(TM) were developed to address the major nutritional concerns that may be influenced by nutritional support as an adjunct to medical care. In addition, rather then providing significant amounts of calories from corn oil, sucrose and corn syrup combined with an inexpensive multivitamin blend, RESURGEX(R) and RESURGEX PLUS(TM) were developed to provide a comprehensive and complex array of nutrients and nutraceuticals that play important roles in health and well being. These include:

      Mitochondrial (Energy) Support

      Mitochondria are tiny organelles found inside all human cells of the body. Essentially, they are the cell's "power plants" that produce energy (ATP) as well as involved in protein and fat processing. Several things can affect how well the mitochondria work. As people age, presence of infections or certain diseases, strenuous activity and certain medications hamper the efficiency and function of the mitochondria. These changes or mutations may damage the mitochondria (mitochondrial toxicity) and either disrupt the normal function or cause them to stop working altogether. RESURGEX(R) and RESURGEX PLUS(TM) contain a patented blend of ingredients that help support the function of the mitochondria and assist in the production of energy in the cell. Some of these ingredients include:

      o Coenzyme Q10 (COQ10) - an essential component of cellular energy production and respiration since it participates in the mitochondrial electron transport system, which supplies energy (ATP) for a variety of physiological functions. Muscle mitochondria lack adequate COQ10 in several chronic conditions.

      o L-Carnitine - functions primarily to regulate fat metabolism and also acts as a carrier of fatty acids into the mitochondria, where they are oxidized and converted into energy (ATP). It has been established in the literature that serum carnitine deficiency is common in certain conditions and several medications are associated with mitochondrial destruction.

      o Ribose - a carbohydrate used by the cells to form the primary source of all the body's energy - ATP. Ribose plays a key role in the generation and recovery of ATP. Ribose can offer powerful complimentary support to other nutrients addressing energy depletion by aiding normal ATP production.

      Reduce Oxidative Stress (Free Radical Burden)

      Oxidative Stress in the body is caused by an imbalance or overload of oxidants (free radicals from air, food, metabolism, medications, stress, disease, etc.). Sustained oxidative stress disrupts the cell's structure and defenses resulting in damage or death to the cell and contributes to the pathophysiology of many diseases. As we age or encounter disease, proper antioxidant defense is essential for recovery. While there are many important antioxidants - Vitamin C, Vitamin E, zinc, selenium, polyphenols, carotenoids, etc, - the one that stands above all is the cell's master antioxidant defense enzyme called superoxide dismutase (SOD). The clinical relevancy of SOD has been demonstrated in numerous scientific studies[in cardiology, immunology, oncology, inflammatory conditions, asthma, vision and liver support. Exclusive to Millennium, in the medical market, is the first orally effective vegetarian form of SOD as opposed to the injectable bovine material previously used. RESURGEX(R) and RESURGEX PLUS(TM) contain a patented blend of ingredients that help support the cell's ability to defend against oxidative stress. Some of these ingredients include:

      o Defenzyme(TM) (SOD/Gliadin) - SOD/Gliadin was shown to reduce oxidative stress in humans by reducing genetic damage to the cell and reducing isoprostanes. SOD helps to decrease oxidative stress - it is the master cellular defense enzyme of the cell and serves as significant support for the immune system, it can counter the harmful effects of free radicals, thereby diminishing their negative effects on the body. SOD has been shown to influence the negative effects of inflammatory cytokines, support immune function, and reduce oxidative stress.

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

      o Coenzyme Q10 - a powerful cellular antioxidant with roles in preventing oxidation of fatty cell membranes and ultimately cell death

      Maintain Lean Muscle

      A common problem as we age and among many chronic degenerative or immuno-compromised conditions is lean muscle loss or wasting. This problem, also known as cachexia, can diminish the quality of life, and exacerbate illness. Several issues related to the loss of muscle during illness and aging include: inadequate caloric intake, problems with metabolism, elevations of inflammatory compounds that break down muscle (certain cytokines) or malabsorption. Nutritional supplementation has played an important role in boosting caloric intake, but in many conditions increasing calories may not be the only answer. RESURGEX(R) and RESURGEX PLUS(TM) contain a patented blend of ingredients that help maintain lean tissue by providing high quality protein and compounds that assist in building muscle and prevent its breakdown. Some of these ingredients include:

      o Undenatured Whey - When it comes to nutritional support directed at maintaining lean mass, adequate calories and good quality protein is essential. By virtue of it's biological value (BV), whey protein has long been considered the best source of protein for building and retaining lean muscle mass, which is why it has become a nutritional staple for immuno-compromised patients.

      o Ornithine alpha-ketoglutarate (OKG) - affects wasting through three primary mechanisms: as an anabolic agent (build-up of muscle tissue), as an anti-catabolic agent (prevents breakdown of muscle tissue), and as an inducer of protein synthesis. All three mechanisms contribute to muscular development and enhanced recovery. OKG also spares the loss of glutamine in muscle, which is essential for recovery and repair.

      o Branched Chain Amino Acids (BCAA) - play a principle role in muscle recovery, muscle growth and energy maintenance and must be present in the muscle cells to promote protein synthesis. Why we need these special amino acids is simple: scientific evidence shows that branched-chain amino acids may help build and retain lean muscle mass.

      o Nucleotides - building blocks of (DNA) and (RNA) dietary source is required to promote optimal tissue growth.

      Immune Support

      Essentially, good nutritional support supplying essential macronutrients and micronutrients are critically important for maintaining a proper immune system. Nevertheless, if the cells of the immune system cannot produce energy efficiently (mitochondrial dysfunction), have poor antioxidant defenses (oxidative stress) and the body is losing important lean muscle, immune support cannot effectively be achieved. This is the primary reason why RESURGEX(R) and RESURGEX PLUS(TM) were developed as a modular component system that provides support in addressing these needs and issues. In addition, both products contain a patented blend of ingredients that help support the immune system. Some of these ingredients include: SOD/Gliadin (GliSODin(R)), Beta Glucans, Nucleotides, Undenatured Whey high in Immunoglobulins, OKG, CoQ10 and Carnitine.

Special Features of RESURGEX(R) and RESURGEX PLUS(TM)

      o Includes SOD/Gliadin (GliSODin(TM)), a unique, vegetarian patented, orally effective form of superoxide dismutase derived from melon

      o RESURGEX(R) was awarded a use and composition patent, RESURGEX PLUS(TM) is patent pending o High Quality Undenatured Protein

      o Concentrated High Quality Calories in RESURGEX PLUS(TM), Low Calories in RESURGEX(R)

      o Comprehensive Nutrient Mix

      o Iron Free

      Tastes Good

      o Good Flavor

      o Smooth Texture

      Easy To Use

      o Single-Serving Dosage

      o Mixes Easily

      o Convenient Anytime, Anywhere

      o Just Add Cold Water - Mix and Shake

      o Great For Travel

Principal Market

      The principal market for the Company's products consists of patients whose immune systems have been compromised as a result of chronic and acute viral based infections and are receiving medical care. The first market segment targeted by the Company is patients with HIV caused AIDS cases. Management believes that there is a significant demand and expanding market for RESURGEX(R) and RESURGEX PLUS(TM) because of the large population of HIV infected persons. Nutritional supplements are steadily becoming an important adjunct in the treatment of people living with HIV and AIDS. Both products are enteral nutritional supplements targeted to nutritionally support immuno-compromised individuals undergoing medical treatment for chronic debilitating conditions that cause tissue wasting (weight loss), oxidative stress, mitochondrial failure (fatigue/low energy) and immune dysfunction.

      In the long term, the Company plans to expand its focus on other conditions where nutritional support as an adjunct to medical care is required. In addition, we plan to explore RESURGEX(TM)(R) and RESURGEX PLUS(TM) applications to the health market as a supplement to enhancing health and well being. The Company also plans to capitalize on the launch of its stand alone product Defenzyme(TM) in the retail health food sector.

Intellectual Property

      Millennium owns all rights to the formulations of RESURGEX(R) and RESURGEX PLUS(TM) and has filed a compositional patent application with respect to these formulations. RESURGEX is a registered trademark and Millennium has filed for trademark protection for the names "RESURGEX PLUS" and "Defenzyme". These applications are presently pending before the United States Patent and Trademark Office. On January 7, 2003, RESURGEX(R) was issued a Use and Composition Patent (United States Patent 6,503,506 Nutrient therapy for immuno-compromised patients). In addition, the Company relies on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently try to develop the same or similar technology; however they would be infringing upon our patent and would not have access to an important proprieatary ingredient GliSODin(R). In addition they would not immediately have Federal HCPCS Codes or approval for reimbursement on formularies.

      On July 25, 2001, Millennium obtained an exclusive limited patent sublicense and distribution right from Isocell SA, a French company, which owns the rights to the combination of oral administrable SOD/gliadin (GliSODin(R)). Isocell SA also owns the United States patent for Pharmaceutical compositions containing a Superoxide Dismutase which includes gliadin. Pursuant to the License Agreement with Isocell SA, Millennium is granted an exclusive sublicense to promote and distribute GliSODin(R) for use as a dietary supplement or functional food in certain defined medical market channels of distribution in North America involving direct sales of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements.

      The License Agreement provides for the sale of GliSODin(R) to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of GliSODin(R) do not meet agreed upon terms any calendar quarter during the term.

Regulatory Environment

      The manufacturing, processing, formulation, packaging, labeling and advertising of RESURGEX(R) and RESURGEX PLUS(TM) are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company sells and plans to sell RESURGEX(R) and RESURGEX PLUS(TM).

      The Dietary  Supplement  Health and  Education  Act of 1994 (the  "Dietary
Supplement Law") broadly regulates nutritional labeling, claims and manufacturing requirements for dietary supplements. The Dietary Supplement Law provides for regulation of Statements of Nutritional Support ("Statements"). These Statements may be made if they are truthful and not misleading and if "adequate" substantiation for the claims is available. Statements can describe claims of enhanced well-being from use of the dietary supplement or product statements that relate to affecting a structure or function of the body. However, Statements cannot claim to diagnose, treat, cure, or prevent any disease, regardless of the possible existence of scientific reports substantiating such claims.

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

      The Federal Trade Commission ("FTC") regulates advertising of dietary supplements such as RESURGEX(R), RESURGEX PLUS(TM) and Defenzyme(TM). The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines. Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

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

Medicaid Reimbursement

      Approval for reimbursement by state Medicaid programs is important for the marketing efforts undertaken by the Company. To this end, Millennium has gained inclusion into the First Data Bank ("FDB"). FDB provides pharmaceutical and nutraceutical pricing and product information to most states, as well as the District of Columbia. FDB, a wholly owned subsidiary of the Hearst Corporation, is the world's leading supplier of healthcare knowledge databases, supplying drug knowledge to over 40,000 pharmacies, 4,000 hospitals, all 50 state Medicaid programs and virtually all major vendor and private drug benefit programs. The majority of drug wholesalers and manufacturers also use one or more of its products. Inclusion in FDB facilitates access to most state Medicaid programs, Managed Care Organizations and other important health care and reimbursement organizations.

      With inclusion in FDB, some state Medicaid organizations qualify RESURGEX(R) and RESURGEX PLUS(TM) automatically under the open formulary system. Other states, require a more formal application process, among them the State of New York. Millennium applied for approval by Medicaid and ADAP (Aids Drug
Assistance  Program)  for  the  State  of New  York.  Effective  June  1,  2003,
RESURGEX(R) was approved for Medicaid reimbursement in New York State, and is now reimbursed by additional state programs such as the ADAP program (the AIDS Drug Assistance Program) in New York and Pennsylvania, where the program is referred to as the SPBP (Special Pharmaceutical Benefits Program). These programs allow individuals living with HIV/AIDS access to the product with annual income as high as $50,000 per year. The Company is also selling RESURGEX(R) and/or RESURGEX PLUS(TM) to physicians and obtaining Medicaid reimbursement in New Jersey, Connecticut, California, Nevada, Pennsylvania, Maine, and Michigan. It is important to note that both RESURGEX(R) and RESURGEX PLUS(TM) have been assigned Federal HCPCS Codes from the Centers of Medicaid and Medicare Services. Some states require HCPCS codes as a prerequisite before a formal Medicaid reimbursement application is accepted.

Marketing Strategy

      Millennium has recently completed it's 6 month clinical pilot study "Evaluating the Effects of RESURGEX(r) on Metabolic, Virological, and Immunological Parameters in HIV/AIDS Patients" The goal of the study was to demonstrate that RESURGEX(r) is safe and effective when used as a nutritional adjunct to medical care for the clinical management of patients with HIV-1 infection, as demonstrated by improvements in Quality-of-Life parameters, functional status and in markers of disease progression. The study results provided statistical significance in a variety of parameters that had a positive impact on the quality of life in patients who took Resurgex(r).

      With the confirmation of these trial results and the 3 years servicing the HIV/AIDS sector, Millennium is successfully proving their business model. The model called for the development of a pleasant tasting, easily reconstituted, efficacious nutritional supplement that would be reimbursed by government agencies. To date, over a half million servings have been consumed without any adverse reactions or side effects reported. With this success, Millennium is now ready to consider additional opportunities in the immuno-compromised sector and is prepared to service the oncology marketplace. From a nutritional standpoint, the oncology patient suffers similar issues as those with AIDS - oxidative stress, energy loss, lean tissue loss and immune suppression. With the multitude of nutritional formulas offering significant quantities of corn oil (fat) and sucrose (sugar) as nutritional support, Resurgex(r) and Resurgex Plus(tm) represents the first comprehensive nutritional formulas that address the multiple nutritional needs of immunocompromised patients without the fat and sugar. For the oncology patient suffering from fatigue, muscle loss and oxidative stress, Resurgex(r) and Resurgex Plus(tm) finally offers patients an alternative choice for meaningful nutritional support as an adjunct to their medical care.

      Considering all of the above factors, Millennium is now in a position to explore additional sales and marketing opportunities and relationships with other companies that posses additional resources and existing platforms of distribution.

Competition

      There  are  many  other  nutraceutical  products  on the  market  that are reimbursed by Medicaid as dietary supplements in the field of immuno-deficiencies. These products tend to be of a high content of corn oil and corn syrup (fat and sugar). Millennium has found the nutritional market to be very receptive to our alternative to fat and sugar, which is the multi-component approach to nutritional supplementation (please read the section titled How the Product Works above for a full description) used in RESURGEX(R) AND RESURGEX PLUS(TM).

Product Production

      All manufacturing, warehousing and distribution functions are outsourced to various vendors and suppliers.

Seasonality and Dependency

      The industry segment in which the Company does business is not seasonal.

Employees

      As of December 31, 2003, the Company employed eight persons, of whom two are primarily engaged in research and development and product support activities, two are primarily engaged in sales and marketing, and four are engaged in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.

ITEM 2: PROPERTIES

      The Company leases certain office space and equipment under operating leases.

      In October 2001, the Company signed a 5-year lease commencing in December 2002, for approximately 4,500 square feet of office space at a monthly rental of $9,116 through November, 2004 and $9,876 per month thereafter, plus an allocated portion of certain operating expenses. The Company presently occupies these facilities. The lease is personally guaranteed by the Company's Chief Executive Officer.

ITEM 3: LEGAL PROCEEDINGS

      In October 2003 the Company commenced an action in New York Supreme Court, Kings County entitled Millennium Biotechnologies Group, Inc. and Millennium Biotechnologies, Inc. v. Stephanie Andreassi, individually and as Voluntary Administrator of the Estate of Calvin Warren Andreassi, Jr. and American Stock Transfer & Trust Company, seeking a declaratory judgment that the Company was not obligated to issue securities to the defendant. A temporary restraining order was issued restraining the transfer agent from issuing the securities which restraining order is presently in effect. The defendant, as successor to Cal Andreassi ("Andreassi") sought issuance of 110,000 shares of common stock and 110,000 $2.65 common stock purchase warrants of the Company. The Company previously entered into a consulting agreement with Andreassi which required the performance of certain services in consideration of the issuance of the foregoing securities. As a result of the failure to perform such services, the Company has refused to issue the securities. The defendant answered and counterclaimed requesting declaratory judgment that she is the owner of the shares and warrants and that the Company must remove the restrictive legend from the securities and transfer them. The defendant also is seeking damages in an amount equal to the difference between the maximum price of the shares during the period that the defendant should have been able to sell them and the price she ultimately is able to obtain for the shares. At present, the Company is awaiting a decision from the Court with regard to its motion for a preliminary injunction restraining the transfer agent from issuing the securities until the action is adjudicated.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

      The Company's common stock currently trades in the OTC market and is quoted on the Electronic Bulletin Board of the OTC market, under the symbol MBTG. The following table sets forth, for the calendar quarters indicated during the last two fiscal years, the high and low quotations of the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

      The quotations for the first quarter in 2002 reflect prices for the Company's common stock, unadjusted for the effects of the reverse split of the common shares on a one-for-twelve basis, on April 1, 2002.

                                                    OTC-BB
                                                    ------
                                           High/Ask        Low/Bid
                                           --------        -------

2002
----
         First Quarter .................    $ 0.50         $ 0.16
         Second Quarter ................      3.35           0.51
         Third Quarter .................      2.25           0.67
         Fourth Quarter ................      0.95           0.30

2003
----
         First Quarter .................    $ 0.60         $ 0.25
         Second Quarter ................      0.80           0.20
         Third Quarter .................      1.55           0.25
         Fourth Quarter ................      1.35           0.69

(b) Stockholders

      As of March 31, 2004, there were approximately 430 stockholders of record for the Company's Common Stock. The number of record holders does not include stockholders whose securities are held in street names. The Company estimates an additional 1,000 stockholders hold securities in street names. In addition, there were approximately 10 holders of record of the Company's Series B
Convertible Preferred Stock and 67 holders of record of the Company's Series C Preferred Stock.

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

Recent Issues of  Unregistered Securities

      During the fourth quarter of 2003 the Company issued the following unregistered securities:

(i) 651,361 shares of common stock to four accredited investors pursuant to their exercise of warrants for the same number of shares, at prices between $0.01 and $0.17 per share, which resulted in the receipt by the Company of $100,631 in cash under Section 4(2), Rule 506 of Regulation D of the Securities Act

(ii) 83,334 shares of common stock to an accredited investor pursuant to a private placement subscription under Section 4(2), Rule 506 of Regulation D of the Securities Act, which resulted in the receipt by the Company of $50,000 in cash.

(iii) Warrants for the purchase of 300,000 shares of common stock, exercisable at the price of $0.78 per share, to an investment fund in consideration of its purchase of a promissory note under Section 4(2), Rule 506 of Regulation D of the Securities Act

(iv) 255,983 shares of common stock to an officer in lieu of $89,594 accrued unpaid salaries pursuant to a grant authorized by the board of directors.

(v) 1,208,571 shares of common stock to a lender against cancellation of $423,000 promissory notes under Section 4(2), Rule 506 of Regulation D of the Securities Act

(vi) 118,734 shares of common stock to four creditors and consultants, for management consulting, accounting, and other professional services rendered.

(vii) 186,905 shares of common stock to a lender in return for a series of 6-months term loans aggregating $120,000, bearing interest at the rate of 10% p.a.; and 29,922 shares to the same lender in lieu of $9,700 in accrued interest., under Section 4(2), Rule 506 of Regulation D of the Securities Act

(viii)   125,000  shares of common  stock to a lender in lieu of interest  under
         Section 4(2), Rule 506 of Regulation D of the Securities Act

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The selected financial information presented below under the captions "Balance Sheet" and "Statement of Operations" for the years ended December 31, 2003 and 2002 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      The financial data are those of Millennium Biotechnologies Group, Inc. including the operations of Millennium Biotechnologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

Balance Sheet                                                  December 31,
                                                                   2003
                                                              -------------
      Total assets ....................................       $ 1,581,136
      Current liabilities .............................         2,639,907
      Long-term debt ..................................            11,468
      Working capital .................................        (1,684,638)
      Shareholders' equity (impairment) ...............       $(1,070,239)

Statement of Operations                       For the Year Ended December 31,
                                              -------------------------------
                                                   2003              2002
                                              -------------     -------------
      Total revenues .......................  $    728,461      $    675,080
      Operating income (loss) ..............    (4,297,274)       (3,067,428)
      Net (loss) ...........................    (4,927,185)       (3,205,419)

      Net loss per common share ............  $      (0.22)     $      (0.19)
      Number of shares used in computing
      per share data .......................    21,997,176        16,772,410

Results of Operations for the year ended December 31, 2003 compared to the year ended December 31, 2002:

      On June 1, 2003, the Company received approval from the New York State Department of Health to participate and receive reimbursement for RESURGEX(R), under its Medicaid Program. As a condition of participation, the Company agreed to reduce its wholesale prices by 55%. Concomitantly, the Company's management has been able to reduce the component cost of raw materials and packaging by approximately 50% thereby enabling the Company to maintain its gross profit margins. New York Medicaid approval has substantially improved the revenue prospects for the Company. As a result of the 55% selling price reduction implemented on June 1, 2003, the Company's results of operations now include unit volume statistics, which will provide a more accurate depiction of the increase in revenues that was attained during the year and quarter ended December 31, 2003. Each unit consists of one box of RESURGEX(R) or RESURGEX PLUS(TM). Each box represents a one-week supply for one individual assuming the individual is consuming the product in compliance with the recommended dosage.

      Unit sales for the year ended December 31, 2003, increased 100% to 14,424 units compared to 7,213 units last year. Total revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the year ended December 31, 2003 were $ 721,804, an increase of $46,724 or 7.0% from last year.

      Unit sales for the quarter ended December 31, 2003, increased 217% to 6,051 units compared to 1,921 units sold during the quarter ended December 31, 2002. Total revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the quarter ended December 31, 2003, were $225,004, an increase of $69,021 or 44.2 % from the fourth quarter 2002, when total revenues amounted to $155,983.

      Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(TM) during the fourth quarter increased 22.5% or $41,316 from the third quarter ($225,004 compared to $186,688). Unit sales of RESURGEX(R) and RESURGEX PLUS(TM) increased by 33.0% from the prior quarter (6051 compared to 4555).

      At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

      Gross profits for the year ended December 31, 2003 amounted to $91,152 for a 12.5% gross margin. The decrease in gross profits was attributable to the decrease of the wholesale price by 55% in June 2003. Despite the reduction in the Company's wholesale prices, the Company will not experience a reduction to Gross Profit as the Company was able to reduce the cost of its raw materials and packaging by 45% and will be able to realize a 50% gross margin on future sales.

      After deducting research and development costs, selling, general and administrative expenses of $4,367,068 the Company realized an operation loss of $4,275,916. Included in selling, general and administrative expenses are non-cash outlays of $1,402,772 for professional fees and compensation, most of which were paid through issuance of restricted stock and stock purchase warrants. As required by current SEC guidelines the Company recorded such transactions at the fair market price on the date of issuance. Non-operating expenses for the year ended December 31, 2003, totaled $891,090. Such expenses also were made up primarily of non-cash expenditures, in the form of restricted stock and/or warrants issued in lieu of interest and loan origination fees.

      The net result for the year ended December 31, 2003, was a loss of $(4,936,860) or $(0.22) per share, compared to $(3,205,419) or $$(0.19) per share for the year ended December 31, 2002. The net result as of December 31, 2003 was significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations as well as the cost of acquiring needed working capital. Management does not consider this atypical for a new company engaged in launching new products. The Company will continue to invest in further expanding its operations and in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

Liquidity and Capital Resources

      At this stage of the Company's development, its operations were generally financed by loans and new equity investments through private placements with accredited investors. The Company had obtained new equity capital that supplied the majority of the funds needed to finance operations during the reporting period; such new investments totaled $800,931. In addition, the Company obtained $1,749,012 through convertible promissory notes, which are convertible at the option of the holders. While these funds sufficed to cover a portion of the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the year was severely constrained, with working capital showing a deficit of $1,550,055. The Company has been and is delinquent on payments of a significant portion of its accounts payable to vendors and other parties.

      Management is currently in discussions with entities to further finance the Company's capital needs and expects but cannot assure it will be able to meet the Company's capital needs, until such time as cash flow from sales increases to an extent that will meet cash requirements from operations.

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

ITEM 8 a: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of all directors and executive officers of the Company are as follows:

     Name                         Position                          Term(s)  of  Office
---------------------   ------------------------------------    --------------------------
Jerry E. Swon, 54       President, Chief Executive Officer,     Jul.27, 2001 until present
                        Chairman of the Board of the Company

Bruce L. Deichl, 56     Chief Operating Officer and             Jul.27, 2001 until present
                        Director of the Company,
                        Secretary

Frank Guarino, 29       Chief Financial Officer                 Oct.15, 2001 until present

Michael G. Martin, 52   Company Director                        Oct.15, 2001 until present

David Sargoy, 44        Company Director                        Oct.15, 2001 until present

Carl Germano, 49        Executive Vice President, Research      May 15, 2001 until present
                        and Product Development

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

Frank Guarino

      Mr. Guarino has been Millennium's Chief Financial Officer since October 15, 2001. Mr. Guarino was previously employed from December 1997 through February 2001 as the Controller for First National Funding Corporation of America, a mortgage banking firm with 55 branches nationwide producing over $350 million dollars in annual volume at the time of his departure. Mr. Guarino earned a BS degree in Accounting from St. Peter's College in 1997

Michael G. Martin

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003.

Audit Committee and Audit Committee Expert

      Audit Committee. We do not have a financial expert as defined in Securities and Exchange Commission rules on the committee in the true sense of the description. However, Mr. Martin is a businessman and has 20 years of experience working with budgets, analyzing financials and dealing with financial institutions.


Corporate Governance And Code Of Ethics

      The Company has always been committed to good corporate governance. In furtherance of this commitment, in February 2003 the Board of Directors appointed an Audit Committee whose duties specifically include responsibility and oversight of corporate governance matters and adherence to the Company's Code of Ethics.

      A copy of the Corporate Code of Ethics and Conduct was set forth as an exhibit to Form 10-KSB for the fiscal year ended December 31, 2002, and is included herein by reference. A copy may be obtained free of charge by submitting a request in writing to the Company at the address shown on the first page of this report.

ITEM 10: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2003, December 31, 2002, and December 31, 2001, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000:

---------------------------------------------------------------------------------------------------------------------
                                                              Other         Restricted     Securities        All
         Name and                                             Annual          Stock        Underlying       Other
    Principal Position       Year  Salary ($)  Bonus ($)  Compensation($)    Awards ($)    Options ($)    Compens.($)
    ------------------       ----  ----------  ---------  ---------------    ----------    -----------    -----------
                                      (1)                      (2)                             (3)            (7)
---------------------------------------------------------------------------------------------------------------------
Jerry E. Swon (4)            2003   274,293           --         18,000        122,885            --          21,234
Chief Executive Officer,     2002   132,308           --         10,500             --            --              --
President                    2001   109,885           --         13,500             --            --              --
---------------------------------------------------------------------------------------------------------------------
Bruce L. Deichl (5)          2003   274,293           --         18,000        122,885            --              --
Chief Operating Officer,     2002   132,308           --         10,500             --            --              --
Secretary                    2001   109,885           --         13,500             --            --              --
---------------------------------------------------------------------------------------------------------------------
Carl Germano (6)             2003   127,576           --          2,700             --            --              --
Exec. Vice President         2002   200,000           --         10,800             --            --              --
                             2001   121,685           --         10,800             --            --              --
---------------------------------------------------------------------------------------------------------------------

----------
(1) The value of other non-cash compensation, except for the items listed under (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)   Consists of automobile expenses allowances.
(3)   There were no options or warrants issued to the named individuals in 2003.
(4) The "Salary" figure for 2003 includes $127,947 paid in form of 492,104 restricted common shares. Not included in the figures for 2002 are $117,692 deferred salary and $7,500 accrued unpaid automobile expense allowance. These amounts have substantially been paid in 2003 in form of 472,635 restricted common shares which are listed in the "Restricted Stock Awards" column. The 2001 salary figure includes $25,000 paid to Mr. Swon for services in the period from November 2000 through March 2001 under a consulting arrangement. In 2002, Mr. Swon received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share, and in 2001, warrants to purchase 133,333 shares (1,600,000 pre-4/1/02 reverse split) common shares of the Company, exercisable during five years at $0.50 ( $0.25 pre-4/1/02 reverse split) per share.
(5) The "Salary" figure for 2003 includes $217,541 paid in form of 748,087 restricted common shares. Not included in the figures for 2002 are $117,692 deferred salary and $7,500 accrued unpaid automobile expense allowance. These amounts have substantially been paid in 2003 in form of 472,635 restricted common shares which are listed in the "Restricted Stock Awards" column. The 2001 salary figure includes $25,000 paid to Mr. Deichl for services in the period from November 2000 through March 2001 under a consulting arrangement. In 2002, Mr. Deichl received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share, and in 2001, warrants to purchase 133,333 shares (1,600,000 pre-4/1/02 reverse split) common shares of the Company, exercisable during five years at $0.50 ( $0.25 pre-4/1/02 reverse split) per share.
(6) Not included in the figures for 2003 are $72,424 deferred salary and $8,100 accrued unpaid automobile expense allowance. In 2002, Mr. Germano received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share, and warrants to purchase 180,342 common shares, exercisable at $0.37 per share.
(7) Represents $21,234 paid to Mr. Swon against royalties accrued for the benefit of Jane Swon, his spouse (see "Certain Relationships and Related Transactions").

Stock Options /Stock Purchase Warrants:

      The following table sets forth options and stock purchase warrants granted during 2003, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

------------------------------------------------------------------------------------------
                    Number of Common    % of Total Warrants
                    Shares Underlying   Granted to Employees
                    Options and         and Directors           Exercise        Expiration
Name                Warrants Granted    in FY 2003              Price ($/Sh.)   Date
------------------------------------------------------------------------------------------
Louis C. Rose       333,333             n/a                     $0.30            3/21/04
Louis C. Rose        75,000             n/a                     $0.25            4/11/06

      There were no exercises of stock options or warrants during 2003 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company:

2003 Employee Stock Compensation Plan:

      The Company's 2003 Employee Stock Compensation Plan, as filed with Registration Statement on Form S-8 with the Commission on September 9, 2003, is hereby incorporated by reference.

      There were no options, warrants, or rights reserved or outstanding at December 31, 2003, under the Plan.

Compensation of our Directors

      The Company did not make any payments or issue any securities to members of our board of directors for their services as directors during 2003. Directors who are non-officers or non-employees may, at our discretion, receive nominal compensation to cover travel costs.

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

Carl Germano

      Pursuant to a five-year employment agreement, dated May 18, 2001, with Millennium, Carl Germano was appointed Senior Vice President of New Product Development & Research. He is entitled to a base salary of $200,000 per year. In addition to the base salary Millennium will pay Mr. Germano a bonus equal to ..008 of the gross proceeds from the sales of RESURGEX(TM) and RESURGEX PLUS(TM) each calendar quarter and .008 of the gross profits of other Millennium products. He also received options to purchase 26,365.6 shares of D Preferred Stock at

$20.00 per share of which 20% vested upon the signing of the employment agreement and the balance vest 20% per year. Mr. Germano also receives a monthly expense allowance.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 31, 2004, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title        Name and Address of                      Amount and Nature of        Percent
of Class     Beneficial Owner                         Beneficial Ownership (1)    of Class
--------     -------------------                      ------------------------    --------
Common       Jerry E. Swon                              1,597,254 (2)             5.0%
Stock        Bruce Deichl                               1,466,555 (3)             4.6%
             Frank Guarino                                 80,000 (4)             **
             Carl Germano                               1,360,402 (5)             4.1%
             Michael G. Martin                            245,833 (6)             **
             David Sargoy                                 257,833 (7)             **
             Jane Swon                                  3,568,313 (8)             10.9%
             P. Elayne Wishart                          3,841,446 (9)             11.7%
             Louis C. Rose                              4,172,904 (10)            13.0%
             Mitchell Rosenthal                         1,697,945 (11)             5.2%
             All Directors and Executive Officers       5,007,877                 14.9%
             as a Group (6 persons)

Address of all persons above:  c/o the Company.

----------

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2004. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.
(2) Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights. Does not include any securities owned by Jane Swon, Mr. Swon's spouse, as to which securities Mr. Swon disclaims beneficial ownership.
(3) Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights. Does not include any securities owned by P. Elayne Wishart, Mr. Deichl's spouse, as to which securities Mr. Deichl disclaims beneficial ownership.
(4)   Includes 30,000 shares issuable upon exercise of warrants.
(5) Mr. Germano holds options to purchase 1,408,835 shares of the Company's common stock, of which 1,127,068 are vested, which shares are included. Also included are shares issuable upon exercise of warrants to purchase 41,667 and 50,000 shares of Company common stock.
(6) Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights.
(7) Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights.
(8) Includes warrants to purchase 1,068,692 shares of the Company's common stock. Jerry E. Swon, Ms. Swon's husband, disclaims beneficial ownership of all Company securities owned by Ms. Swon.

(9) Includes warrants to purchase 1,068,692 shares of the Company's common stock. Bruce Deichl, Ms. Wishart's husband, disclaims beneficial ownership of all Company securities owned by Ms. Wishart.
(10)  Includes  warrants  to purchase  408,333  shares of the  Company's  common stock.
(11) Includes warrants to purchase 525,000 shares of the Company's common stock and conversion rights for 250,000 shares attached to convertible promissory notes.

----------
**    Less than 1%

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 11, 2001, Millennium entered into an Investment and Assignment Agreement with David Miller, a founding stockholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his right, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to .0333 of the gross sales of RESURGEX(TM) and RESURGEX PLUS(TM) and .033 of the gross profit from the sale of any additional products of Millennium. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company.

      On January 11,  2001,  Millennium  entered  into  Royalty  and  Investment
Agreements with Jane Swon (spouse of Jerry E. Swon) and P. Elayne Wishart (spouse of Bruce Deichl). Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to .033 of the gross sales of RESURGEX(TM) and RESURGEX PLUS (TM) and .033 of the gross profit from the sale of any additional products. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company.

      Between September 6, 2002 and December 28, 2002, a corporate entity jointly owned by P. Elayne Wishart (spouse of Bruce Deichl) extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all matured in six months and carry an interest rate of 10% per annum. At December 31, 2003, $123,060 remain open and outstanding under these notes.

      Four such notes aggregating $72,500 matured in March, 2003 and were extended for an additional six months at the same interest rate. In conjunction with the extension an additional 113,733 shares were issued along with 13,110 shares in lieu of $3,750 interest accrued on some of the original notes.

      One note for $70,000 matured in June, 2003 and was extended for an additional six months at the same interest rate. At the due date in December 2003, it was again extended, now due on demand, at the same interest rate. In conjunction with the extensions an additional 212,120 shares were issued.

      One note for $70,000 matured in June, 2003 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,060 shares were issued.

      During September 30, 2003, two officers of the Company converted an aggregate $501,632 in accrued and unpaid salaries into 1,929,478 restricted common shares. In December 2003, one officer converted an aggregate $89,594 in accrued and unpaid salaries into 255,983 restricted common shares.

      The Company participates in the Tax Transfer Program of New Jersey a program that allows technology and biotechnology companies sell their net operating losses related to New Jersey state taxes to profitable companies within the state at a discount. The transaction provides cash to the unprofitable technology and biotechnology companies and a discount on state tax payments to the profitable companies. The Company is engaged in a contract with Tax Transfer Corp of New Jersey where Tax Transfer Corp. is a coordinator for this transaction.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the fourth quarter in 2003.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $61,074 and $35,977 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2003 and December 31, 2002, respectively.

AUDIT-RELATED FEES

      Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

TAX FEES

      Rosenberg billed us in the aggregate amount of $1,987 and $4,148 for professional services rendered for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $960 and $0, respectively.

                     Millennium Biotechnologies Group, Inc.
                                 and Subsidiary

                        Consolidated Financial Statements

                                December 31, 2003

              Millennium Biotechnologies Group, Inc. and Subsidiary
                 Index to the Consolidated Financial Statements

                                                                           Page

Independent Auditors' Report .............................................  1

Financial Statements

     Consolidated Balance Sheet ..........................................  2

     Consolidated Statements of Operations ...............................  3

     Consolidated Statement of Stockholders' Equity (Impairment) .........  4-5

     Consolidated Statements of Cash Flows ...............................  6-7

     Notes to the Consolidated Financial Statements ......................  8-24

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Millennium Biotechnologies Group, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (impairment), and cash flows for the years ended December 31, 2003 and 2002 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                    /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 12, 2004

              Millennium Biotechnologies Group, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2003

Assets
     Current Assets:
       Cash                                                                    $     28,327
       Accounts receivable, net of allowance for doubtful accounts of $20,000       146,811
       Inventories                                                                  299,916
       Prepaid consulting, current                                                  451,202
       Prepaid interest                                                             133,581
       Prepaid expenses                                                              13,425
       Miscellaneous receivables                                                     16,590
             Total Current Assets                                                 1,089,852

Prepaid consulting, less current portion                                            518,896
Property and equipment, net of accumulated depreciation of $68,726                   68,039
Patents, net of accumulated amortization of $1,392                                   20,580
Deposits                                                                             18,352
         Total Assets                                                             1,715,719

Liabilities and Stockholders' Equity (Impairment)
     Current Liabilities:
       Accounts payable and accrued expenses                                      1,381,920
       Current maturities of long-term debt                                         128,750
       Short-term debt                                                              878,583
       Notes payable - related party                                                123,060
       Due to officers                                                              127,594
         Total Current Liabilities                                                2,639,907

     Long-term debt, less current portion                                            11,468
         Total Liabilities                                                        2,651,375

Commitments                                                                              --

Stockholders' Equity (Impairment)

     Preferred stock, par value $1; 810,360 shares authorized:

     Convertible Series B, 65,141 shares issued and outstanding;                    130,282
       at redemption value
     Cumulative Series C, non-voting 64,763 shares issued and outstanding            64,763
     Convertible Series D, voting 0 shares issued and outstanding                        --
     Common stock, par value $0.001; authorized 75,000,000 shares; issued            30,286
       and outstanding 30,286,819 shares
     Additional paid-in capital                                                   9,325,358
     Accumulated Deficit                                                        (10,486,345)
       Total Stockholders' Equity (Impairment)                                     (935,656)

         Total Liabilities and Stockholders' Equity (Impairment)               $  1,715,719
                                                                               ============

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                   Year Ended December 31,
                                                   2003              2002

Net Sales                                     $   726,986        $   675,080

Cost of Sales                                     635,834            574,780

Gross Profit                                       91,152            100,300

Research and development costs                     10,007             15,871

Selling, general and administrative expenses    4,357,061          3,151,857

Loss from operations                           (4,275,916)        (3,067,428)

Other expense

     Interest expense                            (891,090)          (269,529)

Net loss before taxes                          (5,167,006)        (3,336,957)

Benefit from income taxes                         230,146            131,538

Net Loss                                       (4,936,860)        (3,205,419)

Net Loss Per Common  Share                    $     (0.22)       $     (0.19)

Weighted average number of common shares
outstanding                                    22,004,389         16,772,410
                                              ===========        ===========

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
           Consolidated Statement of Stockholders' Equity (Impairment)
                     Years Ended December 31, 2002 and 2001

                                                                             Preferred Stock
                                           -------------------------------------------------------------------------------------
                                           Convertible    Convertible    Cumulative     Cumulative   Convertible     Convertible
                                            Series B       Series B       Series C       Series C     Series D         Series D
                                             Shares         Amount         Shares         Amount       Shares           Amount
Balance, January 1, 2002                     65,141        $130,282        64,763        $64,763       268,151        $ 268,151

Issuance of preferred
  stock - private placements                     --              --            --             --           580              580

Subtotal                                     65,141         130,282        64,763         64,763       268,731          268,731

Effect of 1:12 reverse
  split 4/1/02                                   --              --            --             --            --               --

Conversion of Series D
  Preferred Shares                               --              --            --             --  (    268,731)        (268,731)

Effect of change in par value of
  common stock                                   --              --            --             --            --               --

Issuance of stock warrants to
  outside parties                                --              --            --             --            --               --

Issuance of common stock pursuant to
  note conversion                                --              --            --             --            --               --

Beneficial conversion feature of
  convertible notes                              --              --            --             --            --               --

Amortization of equity investment
  versus deferred royalties                      --              --            --             --            --               --

Issuance of common stock for compensation        --              --            --             --            --               --

Issuance of common stock for services            --              --            --             --            --               --

Issuance of common stock pursuant to
  exercise of warrants                           --              --            --             --            --               --

Issuance of common
  stock - private placements                     --              --            --             --            --               --

Issuance of common stock pursuant to
short-term debt conversion                       --              --            --             --            --               --

Issuance of common stock pursuant to
  issuance of related party notes payable        --              --            --             --            --               --

Net (loss)                                       --              --            --             --            --               --

Balance, December 31, 2002                   65,141        $130,282        64,763        $64,763            --        $      --

                                                     Common Stock
                                                                           Additional
                                                                             Paid in     Accumulated
                                                  Shares        Amount       Capital       Deficit         Total


Balance, January 1, 2002                        19,678,148   $ 1,311,880   $ 1,027,460   $(2,344,066)  $   458,470

Issuance of preferred
  stock - private placements                            --            --        49,420            --        50,000

Subtotal                                        19,678,148     1,311,880     1,076,880    (2,344,066)      508,470

Effect of 1:12 reverse
  split 4/1/02                                 (18,038,302)   (1,202,554)    1,202,554            --            --

Conversion of Series D
  Preferred Shares                              14,350,884       956,725      (687,994)           --            --

Effect of change in par value of
  common stock                                          --    (1,050,059)    1,050,059            --            --

Issuance of stock warrants to
  outside parties                                       --            --        41,153            --        41,153

Issuance of common stock pursuant to
  note conversion                                  489,107           489       109,511            --       110,000

Beneficial conversion feature of
  convertible notes                                     --            --       155,400            --       155,400

Amortization of equity investment
  versus deferred royalties                             --            --        10,000            --        10,000

Issuance of common stock for compensation           25,000            25        16,662            --        16,687

Issuance of common stock for services              395,569           395       249,451            --       249,846

Issuance of common stock pursuant to
  exercise of warrants                             139,028           139         1,139            --         1,278

Issuance of common
  stock - private placements                       650,437           650       754,878            --       755,528

Issuance of common stock pursuant to
short-term debt conversion                          44,764            45        22,337            --        22,382

Issuance of common stock pursuant to
  issuance of related party notes payable          167,850           167        63,832            --        63,999

Net (loss)                                              --            --            --    (3,205,419)   (3,205,419)

Balance, December 31, 2002                       17,902,485  $     17,902  $ 4,065,862   $(5,549,485)  $(1,270,676)

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                                       Year Ended December 31,
                                                                                                     2003                   2002
Cash Flows from Operating Activities:
     Net loss                                                                                     $(4,936,860)          $(3,205,419)
     Adjustments to reconcile net (loss) to net cash provided (used)
        by Operating Activities:
       Depreciation and amortization                                                                   31,347                25,042
       Stock issued for services                                                                      795,250               226,557
       Stock issued for compensation                                                                  607,522                16,687
       Convertible feature of notes                                                                   113,014               155,400
       Provision for bad debts                                                                         56,505                16,193
       Stock issued for interest                                                                      371,867                71,508
       Amortization of note discount                                                                  216,494                    --
       Provision for inventory losses                                                                      --               102,993
     Changes in assets and liabilities
       (Increase) in inventory                                                                       (131,220)             (143,712)
       (Increase) decrease in accounts receivable                                                    (184,429)                5,979
       Decrease (Increase) in prepaid expenses                                                        132,227               (35,544)
       (Decrease) in deposits                                                                          34,844                    --
       (Increase) decrease in miscellaneous receivables                                                (1,412)                9,965
       Increase in accounts payable and accrued expenses                                              614,091               562,102
           Net Cash (Used) by Operating Activities                                                 (2,280,760)           (2,192,249)

     Cash Flows from Investing Activities:
       (Increase) decrease in due from related party                                                   63,495               (63,495)
       Repayments of notes payable - related party                                                    (19,440)                   --
       Proceeds from notes payable - related party                                                         --               142,500
       Purchases of property and equipment                                                             (6,435)              (54,737)
       Purchases of intangible assets                                                                      --               (21,972)
           Net Cash Provided by Investing Activities                                                   37,620                 2,296

     Cash Flows from Financing Activities:
       Proceeds from borrowings                                                                     1,749,012               635,430
       Repayment of loans and notes                                                                  (396,614)                   --
       Increase in due to officers                                                                     74,468               295,834
       Proceeds from issuance of common and preferred stock                                           800,931               806,806
           Net Cash Provided by Financing Activities                                                2,227,797             1,738,070

     Net (Decrease) in Cash                                                                           (15,343)             (451,883)
     Cash - beginning of year                                                                          43,670               495,553
     Cash - end of year                                                                           $    28,327           $    43,670

Supplemental information:
     Cash paid during the year for:
       Interest                                                                                   $     8,486           $    40,335
       Income taxes                                                                               $       750           $       580
                                                                                                  ===========           ===========

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                                         Year Ended December 31,

                                                                                                        2003                2002
Schedule of non-cash investing and financing activities:

     In connection with consideration for services, 1,152,000 common                                 $911,232
       stock purchase warrants were issued

     In connection with consideration for services, 1,528,689 common shares                          $900,117
       were issued

     In connection with consideration for compensation,                                              $853,292
       2,633,532 common shares were issued

     In connection with the retirement of short term debt, 2,689,571                                 $773,000
       common shares were issued

     In connection with consideration for interest and loan origination fees,                        $507,415
       1,067,730 common shares were issued

     In connection with consideration for current services,                                                                 $249,846
     395,569 common shares were issued

    In connection with consideration for compensation,                                                                      $ 16,687
     25,000 shares were issued

    In connection with the retirement of promissory note                                                                    $110,000
     and accrued interest thereon, 489,107 common shares were issued

    In connection with the retirement of short-term debt,                                                                   $ 22,382
     44,764 common shares were issued

    In connection  with a series of loans from a related  167,850 party,                                                      63,999
     shares of common stock were issued

See notes to consolidated financial statements.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

     Patents

            Patents are capitalized and amortized over 240 months. Amortization expense was $576 and $816 for 2003 and 2002, respectively.

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

      Advertising costs

            Advertising   costs  are  charged  to  operations   when   incurred.
            Advertising expense was $223,446 and $4,571 for the years ended December 31, 2003 and 2002, respectively.

      Shipping and Handling Costs

            Shipping and handling costs are included in cost of sales. Shipping and handling costs were $42,492 and $24,484 for the years ended December 31, 2003 and 2002, respectively.

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

      Income Taxes

            The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2003.

      Loss Per Common Share

            Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods, giving effect retroactively to the conversion of 268,605.73 shares Series D convertible preferred stock into common shares and the reverse split on a one-for twelve basis, on April 1, 2002. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have an anti-dilutive effect on earnings per share, have not been included.

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

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Limitations

            Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Reclassification

            Certain reclassifications have been made to prior year balances to conform to the current year's presentation.

GOING CONCERN

            As shown in the accompanying financial statements, the Company incurred net losses of $4,936,860 and $3,205,419 during the years ended December 31, 2003 and 2002, respectively. In addition, the Company had a working capital deficit of $1,550,055 and a stockholders' impairment of $935,656 at December 31, 2003. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

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

PREPAID CONSULTING

            Prepaid consulting was recorded in connection with common stock/warrants issued to consultants for future services and is amortized over the period of the agreement, ranging from one to three years.

PREPAID INTEREST

            Prepaid interest was recorded in connection with common stock warrants issued to short-term note holders and is amortized over the period of the notes which are all six months.

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

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

MISCELLANEOUS RECEIVABLES

      Miscellaneous receivables at December 31, 2003 consist of the following:

                  Due from employees                   $16,590

                  Total                                $16,590
                                                       =======

INVENTORIES

            Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and PROSURGEX(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2003, consists of the following

                  Raw Materials                       $206,574
                  Work in Process                       10,485
                  Finished Goods                       142,078
                  Packaging                             43,772
                                                       402,909
                  Less: Reserve for losses             102,993
                    Total                             $299,916
                                                      ========

PROPERTY AND EQUIPMENT

            Property and equipment at cost, less accumulated depreciation, at December 31, 2003, consists of the following:

                  Furniture                           $ 46,127
                  Equipment                             28,881
                  Leasehold improvements                61,757
                       Subtotal                        136,765
                  Less accumulated depreciation         68,726
                       Total                          $ 68,039
                                                      ========

            Depreciation expense charged to operations was $30,771 and $ 24,226 for the years ended December 31, 2003 and 2002, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses consisted of the following at December 31, 2003:

                  Accounts payable                  $  688,634
                  Accrued interest                      27,927
                  Accrued professional fees            403,832
                  Accrued advertising                   49,146
                  Miscellaneous accruals               212,381

                                                    $1,381,920
                                                    ==========

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

DEBT

      Short-term debt at December 31, 2003, is as follows:

            Non-interest bearing cash advances by three accredited investors due               $ 149,690
            on demand.

            Promissory  note dated  December  17, 2002,  originally  for $50,000 issued to an  accredited  investor,  maturing  September  28,  2003, bearing  interest  at the rate of 10% per  annum.  The holder of the note is entitled to convert  all or a portion of the  principal  and interest at any time after the  maturity  date into shares of common stock of the Company at a price equal to $.10/share of the principal
            if the  principal  and interest is not fully repaid on or before the                  25,000
            maturity  date.  Management  has repaid $25,000 in December 2003 and subsequently  agreed to convert the  remaining  $25,000  into equity pursuant to the terms of the note. The Company issued 125,000 5-year common stock purchase  warrants in  conjunction  with the note which were exercised at a rate of $0.01 per share.  The computed  discount
            (computed  with  Black-Scholes)  related  to  the  detachable  stock purchase warrants has been fully amortized.

            Two non-interest bearing convertible promissory notes dated July 15,
            2002,  issued to two  accredited  investors  originally at $200,000, maturing  July 15,  2003,  convertible  at the option of the holders into common  shares at the rate of  $1.50/share.  $82,000 was repaid
            and payment on the balance has been extended through July 2004. This                 118,000
            loan  has  been  subsequently   converted  into  337,143  shares  of
            commonstock in 2004 at a reduced conversion rate of $0.35 per share.
            The loan was originally collateralized by a security interest in the proceeds  from the sale of 2002 from the sale of 2002 net  operating losses under the State of New Jersey Tax Transfer Program.

            Promissory  note dated  October 17, 2002 in the amount of  $125,000, bearing interest at 12% per annum,  originally maturing February 17,
            2003 less  discount.  The 12% interest per annum  accrued to date on
            the principal  amount  outstanding  is to be paid weekly with 25% of                  83,747
            all cash receipts received by the Company. The Company issued 70,000
            3-year common stock purchase warrants  exercisable at $.50 per share in  conjunction  with the note and has  recorded a discount  for the fair market value  (computed under  Black-Scholes)  for the warrant.
            The maturity date on the note was extended to September 17, 2003 and subsequently to March 26, 2004.

            Promissory  convertible  note dated February 21, 2003,  issued to an accredited  investor  originally  due on August  21,  2003,  bearing
            interest at 8% per annum payable in stock.  The note was extended to                  10,000
            December  31, 2004 and was made  non-interest  bearing.  The note is convertible  into restricted  common shares at the rate of $0.25 per share, at the option of the holder.

            Promissory note dated March 5, 2003, bearing interest payable in the form of 100,000  shares of  restricted  common  stock,  issued to an
            accredited  investor and originally maturing April 5, 2003. The note                 150,000
            was initially extended to October 5, 2003. The note was subsequently extended to March 26, 2004 bearing 12% interest per annum.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

DEBT (Continued)

            Senior  Secured  Promissory  Note dated  December  19, 2003  bearing interest at 12% per annum,  maturing on May 15,  2004.  Subsequently management  negotiated an extension of the due date through June 15,
            2004. A 1%  origination  fee was paid related to the funding of this
            note at the time of closing.  The note was accompanied with warrants                 300,000
            to purchase  300,000  shares of common  stock at a rate of $0.78 per share.  This execution price was  subsequently  reduced to $0.45 per share to allow  for the one  month  extension  in 2004.  The note is secured by a first-priority  security  interest in substantially all of the Company's tangible and intangible assets.

            Convertible  Promissory Note to an accredited investor dated May 20,
            2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted  shares of common stock at a rate of $0.25 per
            share.  The note is  convertible  at the option of the  holder  into                  30,000
            restricted  shares of common stock at a rate of $0.25 per share. The note is  collateralized  by a security interest in proceeds from the sale of 2003 net operating  losses under the State of New Jersey Tax
            Transfer Program.

            Convertible  Promissory Note to an accredited investor dated June 4,
            2003,  initially  matured December 15, 2003 when the holder extended the  terms  of the  note  through  December  15,  2004.  The note is non-interest  bearing  and the  holder was  issued  6,000  shares of common stock as an  origination  fee. An  additional  30,000  common
            stock  purchase  warrants  exercisable  at a rate of $0.25 per share                  25,000
            were issued in  consideration  for the note  extension.  The note is convertible  into  shares of  restricted  common  stock at a rate of
            $0.25 per share. The note is  collateralized  by a security interest in proceeds  from the sale of 2003 net  operating  losses  under the
            State of New Jersey Tax Transfer Program.

            Convertible  Promissory Note to an accredited  investor dated August
            8, 2003,  maturing August 8, 2005, bearing no interest.  The note is                  50,000
            convertible into restricted  shares of common stock at the option of the holder at a rate of $0.25 per share.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

DEBT (Continued)

            Convertible  promissory  note  dated  July 3,  2003  originally  due
            December  31,  2003,  bearing  interest  at 12% per year  payable in restricted  common stock,  extended  through  December 31, 2004. The
            note is convertible at the option of the holder into common stock at                  50,000
            the rate of $0.20 per share.  The note was initially  collateralized by a  security  interest  in  proceeds  from  the  sale of 2003  net operating losses under the State of New Jersey Tax Transfer Program.

            Two promissory  notes issued to two  accredited  investors in August
            2003, maturing February 26, 2004. The notes are non-interest bearing                  60,000
            and were  accompanied  by the issuance of 75,000  restricted  shares each.
                                                                                               1,051,437
            Less Discount for Warrants  issued in  association  with  Promissory                (172,854)
            Notes:

            Total Short Term Debt                                                             $  878,583
                                                                                              ==========

LONG TERM DEBT

      Long-term debt at December 31, 2003 is as follows:

            One non-interest bearing Promissory Note dated May 20, 2003 maturing
            May 20,  2005  convertible  at the option of the holder  into common              $    5,000
            shares at a rate of $0.25/share.

            One Promissory Note dated August 11, 2003, maturing August 11, 2005, bearing  8%  interest  payable  in form of stock  purchase  warrants
            valued at $0.25 per share.  The note is convertible at the option of                  25,000
            the holder into common  shares at the rate of  $.25/share.  The note was  accompanied  by the  issuance  of 50,000  3-year  common  stock purchase  warrants  exercisable at $0.50 per share and is secured in the form of a first lien on a Company patent.

            Ten non-interest bearing convertible notes dated between October 22,
            2002 and  December  30,  2002  issued to ten  accredited  investors,
            maturing between October 22, 2004 and December 30, 2004, convertible                  78,750
            at the  option  of the  holders  into  common  shares at the rate of
            $.25/share.

            Two promissory  notes issued to two accredited  investors dated July
            31, 2002 and maturing on July 26, 2004. The notes are convertible at                  50,000
            the option of the holder into common  stock at the rate of $0.25 per share.

                                                                                                 158,750
            Less Discount for Warrants  issued in  association  with  Promissory                 (18,532)
            Notes
                                                                                                 140,218
            Less Current Maturities                                                              128,750
            Total Long Term Debt                                                              $   11,468
                                                                                              ==========

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

INCOME TAX

      The income tax provision (benefit) is comprised of the following:

                                                     Year Ended December 31,
                                                     -----------------------
                                                         2003        2002
                  State current provision (benefit)   $(230,146)  $(131,538)

                  State deferred provision (benefit)         --          --

                                                      $(230,146)  $(131,538)
                                                      =========   =========

      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. The Company entered into an agreement under which it retained a third party broker to identify a buyer for Millennium's 2001 and 2002 NOL Carryovers. The total tax benefit of this transaction was $230,146 in 2003.

      The Company's total deferred tax asset and valuation allowance are as follows:

                                                   Year Ended December 31,
                                                 -------------------------
                                                     2003          2002

           Total deferred tax asset, noncurrent  $ 3,952,000   $ 1,981,000

           Less valuation allowance               (3,952,000)   (1,981,000)

           Net deferred tax asset, noncurrent    $        --   $        --
                                                 ===========   ===========

      The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:

                                             Year Ended December 31,
                                             -----------------------

                                                  2003    2002

                  Tax benefit                      40%     40%

                  Valuation allowance              40%     40%

                  Effective tax rate               --      --
                                                 ======  ======

      At December 31, 2003, the Company has available approximately $9,880,000 of net operating losses to carryforward and which may be used to reduce future federal taxable income and expire between December 31, 2020 and 2023.

      At December 31, 2003, the Company has available approximately $6,854,000 of net operating losses to carryforward and which may be used to reduce future state taxable income which expire December 31, 2010.

      The Company and Millennium file separate tax returns and have different tax years. The Company files on a fiscal year ended July 31; Millennium has a calendar year end.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

INCOME TAX (Continued)

      At July 31, 2001, the Company had a net operating loss ("NOL") carryforward of approximately $11,126,000 for tax purposes expiring in the years 2003 through 2021. The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's stock during the year ended July 31, 1999 and July 31, 2001, a change in ownership of greater than 50%, as defined, had occurred. Under such circumstances, the potential benefits from utilization of tax carryforwards may be substantially limited or reduced on an annual basis. Accordingly, the Company has not reflected any benefit of such net operating loss carryforward in the deferred tax asset and valuation allowance computation.

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

EMPLOYMENT AGREEMENTS (Continued)

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

CAPITAL STOCK (Continued

      d)    Other information is summarized as follows:

                                            Convertible  Cumulative  Convertible
                                              Series B    Series C     Series D

Number of common shares to be issued upon
  conversion of each preferred share              10           None    641.215

Redemption price and involuntary
  liquidation value per preferred
  shares (if redeemed, ranking would be
  Convertible Series D then ,
  Convertible Series B then
  Cumulative Series C)                         $2.00     $10.00 (1)   $   1.00

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

      In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2003.

      The granting of the following Company stock options was not under a formal stock option plan.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, Continued

      Information regarding the Company's stock options and warrants for fiscal years ended December 31, 2003 and 2002 is as follows:

                                                                     December 31, 2003                December 31, 2002
                                                                                 Weighted                           Weighted
                                                                                  Average                           Average
                                                                   Shares        Exercise            Shares         Exercise
                                                                                   Price                              Price
     Options outstanding -
        beginning of year                                         1,538,920          $0.36          1,538,920          $0.36
     Options exercised                                                   --             --                 --             --
     Options granted                                                     --             --                 --             --
     Options cancelled                                                   --             --                 --             --
       Options outstanding -
         end of year                                              1,538,920          $0.36          1,538,920          $0.36
                                                                                     -----                             -----
     Option price at end of year                                                     $ .36                             $ .36

OPTIONS AND WARRANTS, Continued

     Option price range for
       exercised shares                                                 N/A            N/A                N/A            N/A
     Options available for
       grant at end of year                                             N/A            N/A                N/A            N/A

     Warrants outstanding - beginning of year                     4,783,565          $0.55          4,166,416          $0.54
     Warrants exercised                                             651,361           0.15            125,000           0.01
     Warrants granted                                             4,950,592           0.31            742,149           0.56
     Warrants expired                                                    --             --                 --             --

       Warrants outstanding - end of year                         9,082,796          $0.43          4,783,565          $0.55
                                                                                     -----                             -----
     Warrants price range at end of year                                          $0.17 - $3.00                     $.37 - $3.00

     Warrants price for
       exercised shares                                                           $ .01 - $ .17                        $0.01
     Warrants available for
       grant at end of year                                             N/A            N/A                N/A            N/A

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, Continued

      The weighted exercise price and weighted fair value of options and warrants granted by the Company for years ended 2003 and 2002, are as follows:

                                                                         December 31, 2003             December 31, 2002

                                                                     Weighted                      Weighted
                                                                     Average        Weighted       Average        Weighted
                                                                     Exercise       Average        Exercise       Average
                                                                      Price        Fair Value       Price        Fair Value
      Weighted average of options and warrants granted
      during the year whose exercise price exceeded fair
      market value at the date of grant (1)                           $0.61           $0.50          $  --         $  --

      Weighted average of options and warrants granted
      during the year whose exercise price was less than
      fair market value at the date of grant (1)                      $0.24           $0.53          $0.56          1.01

      (1) Does not include warrants issued to previous holders of Millennium warrants whose securities have been exchanged for securities of the Company in accordance with the terms of the Merger Agreement.

      The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 2003.

                                Number              Average                                  Number
    Range of Exercise       Outstanding at         Remaining            Weighted         Exercisable at         Weighted
          Prices             December 31,         Contractual           Average           December 31,           Average
                                 2003                Life            Exercise Price           2003           Exercise Price
      $0.04 - $0.37            6,939,040           2.6 years           $ 0.30              6,939,040           $      0.30

      $0.50 - $0.78            3,518,509           2.5 years             0.55              3,518,509                  0.55

      $2.65 - $3.00              164,167           3.2 years             2.77                164,167                  2.77

                                                                                          10,621,716            10,621,716
                                                                                          ==========           ===========

      If the Company had used the fair value based method of accounting for its employee stock options, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the years ended December 31, 2003 and 2002 would have increased by $0 and $258,706, respectively, resulting in net loss of $4,936,860 and $3,464,125 net of tax, respectively, and loss per share of $.22 and $.21, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; expected volatility, 125%; and expected life (in years) of 5.0.

      Total compensation cost recognized in the income statement for stock-based employee compensation awards was $607,522 and $16,687 in 2003 and 2002, respectively.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

OPERATING LEASE COMMITMENTS

      The Company leases certain office space and equipment under operating leases.

      The Company's previous administrative facilities were located in approximately 2,200 square feet of leased office space in Bernardsville, New Jersey, as to which Millennium entered into a 5 year lease, starting January 1, 2001. The lease was for a monthly rent of $5,807 plus allocated expenses and was personally guaranteed by certain officers of the Company. The Company was released from this lease in June, 2003.

      On October 2001, the Company signed a 5-year lease commencing in December 2002, for approximately 4,500 square feet of office space in Bernardsville, NJ at a monthly rental of $9,116 through November, 2004 and $9,876 thereafter, plus an allocated portion of certain operating expenses. The lease is personally guaranteed by the Company's Chief Executive Officer Jerry E. Swon.

      The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2003:

                Year Ending December 31,
                ------------------------
                          2004                             $110,152
                          2005                              118,512
                          2006                              118,512
                          2007                              108,636
                          2008                                    -
             Total minimum payments required               $455,812
                                                           ========

      Rent expense for the Company under operating leases for the years ended December 31, 2003 and 2002 was $167,622 and $69,977, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (continued)

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
      51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

RELATED PARTY TRANSACTIONS

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.33% of the gross sales of RESURGEX(TM) AND PROSURGEX(TM) and 3.3% of the gross profit from the sale of any additional products of Millennium. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company.

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

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

RELATED PARTY TRANSACTIONS (continued)

      On October 30, 2002, the board of directors of the Company approved a resolution pursuant to which the exercise price of warrants for the purchase of a total 533,332 shares of the common stock of the Company, held by four directors, was reduced from $3.00 to $0.50.

      Between September 6, 2002 and December 28, 2002 a corporate entity owned by P. Elayne Wishart (spouse of Bruce Deichl) extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all matured in six months and carried an interest rate of 10% per annum and were accompanied by the issuance of 284,085 restricted common shares for origination fees. Four such notes aggregating $72,500 matured in March, 2003 and were extended for an additional six months twice at the same interest rate. In conjunction with the extension an additional 113,733 shares were issued along with 13,110 shares in lieu of $3,750 interest accrued on some of the original notes. One note for $70,000 matured in June, 2003 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,606 shares were issued along with 10,606 shares in lieu of $3,500 interest accrued. The same note for $70,000 matured in December 2003 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,606 shares were issued, along with 10,606 shares in lieu of $3,500 interest accrued. At December 31, 2003, $123,060 of such loans were outstanding which are secured by an interest in certain patents of the Company and any unemcumbered assets of the Company. The Company has also granted as security an assignment of certain licensing agreements. In addition there were certain operating expenses paid by Millennium and charged back to this entity in the amounts of $19,491 and $63,495 for the years ended December 31, 2003 and 2002, respectively.

      The Company participates in the Tax Transfer Program of New Jersey, a program that allows technology and biotechnology companies to sell their New Jersey operating losses. The Company is engaged in a contract with Tax Transfer Corp. of New Jersey, a corporate entity owned by P. Elayne Wishart (spouse of Bruce Deichl), where Tax Transfer Corp. is a coordinator for this transaction.

      During the quarter ended September 30, 2003, two officers of the Company agreed to convert an aggregate $501,632 in accrued and unpaid salaries into 1,929,478 restricted common shares. During the quarter ended December 31, 2003, an officer of the Company agreed to convert an aggregate of $89,594 in accrued and unpaid salaries into 255,983 restricted common shares.

CONVERTIBLE NOTES

      At December 31, 2003 the Company had an aggregate of $441,750 payable in twenty-one convertible notes of which $336,750 are non-interest bearing, $55,000 bear interest at 8% per annum, and $50,000 bear interest at 12% per annum. These notes are due between July 15, 2004 and December 30, 2004. The terms of the Company's convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.

      The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the years ended December 31, 2003 and 2002, interest expense of $108,014 and $155,400, respectively, was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

              Millennium Biotechnologies Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

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

      The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Payments of $277,283 were made under the terms of this agreement for the year ended December 31, 2003 and are included in selling, general and administrative expenses. As of December 31, 2003 the Company has no outstanding minimum purchase commitments under this Agreement.

LITIGATION

      As of December 31, 2003, the Company is a plaintiff in an action concerning the Company's refusal to issue 110,000 shares of common stock and 110,000 common stock purchase warrants to the successor of a consultant as consideration. The shares and warrants are in dispute given that the services were not performed as a result of his death.

SUBSEQUENT EVENTS

      During the first quarter of 2004 the Company had obtained equity capital totaling $478,000 through new private placement transactions with fourteen accredited investors. The Company issued an aggregate of 1,028,500 shares of common stock in consideration for the capital.

      The Company obtained an additional $100,000 in working capital through the extension of a 12% Senior Senior Secured Promissory Note held by an accredited investor. In consideration for the extension, the Company reduced the execution price of 300,000 common stock purchase warrants issued to the investor from $0.78 per share, to $0.45 per share. The investor was also issued 60,000 shares of restricted common stock in consideration for the extension.

      The Company entered into a factoring agreement for select accounts receivable in the first quarter of 2004 in order to generate additional working capital. The terms of the factoring agreement are: (i) 2.25% fee for the first 30 days a factored invoice is outstanding; and (ii) 0.075% for each day after the initial 30 day period until the invoice is outstanding for 150 days. The Company is obligated to repurchase the receivable after this 150 day period.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

      By: /s/ Jerry E. Swon                             Date: April 14, 2004
          -------------------------------------
          Jerry E. Swon
          President and Chief Executive Officer
          (Principal Executive Officer),
          Chairman of the Board

      By: /s/ Frank Guarino                             Date: April 14, 2004
          -------------------------------------
          Frank Guarino
          Chief Financial Officer
          (Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                              Date
      ----                                              ----

      /s/ Bruce Deichl                                  April 14, 2003
      ---------------------------
      Bruce Deichl, Director

      /s/ Michael G. Martin                             April 14, 2004
      ---------------------------
      Michael G. Martin, Director

      /s/ David Sargoy                                  April 14, 2004
      ---------------------------
      David Sargoy, Director

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

14    Corporate Code of Ethics and Business Conduct (4)

23    Independent Auditor's Consent

31.1  Certification  of Jerry E. Swon,  Chief  Executive  Officer,  pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification  of Frank  Guarino,  Chief  Financial  Officer,  pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2 Certification of Frank Guarino, Chief Financial Officer pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

o Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

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

(4) Previously filed as an exhibit to the Company's Annual report on Form 10-KSB for the fiscal year ended December 31, 2002.