Form 10QSB
period 2004-03-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2004-05-24
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period from _______ to _______

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                             22-1558317
        --------------------------------------------------------------
        (State or other Jurisdiction of              (IRS Employer
        Incorporation or Organization)             Identification No.)

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

                            Yes X      No ___

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of April 30, 2004, was 39,873,362 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                          Page
                                                                         Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

       Consolidated Balance Sheet
       - March 31, 2004                                                   3

       Consolidated Statements of Operations
       - Three months ended March 31, 2004 and 2003                       4

       Consolidated Statements of Cash Flows
       - Three months ended March 31, 2004 and 2003                       5

       Notes to Consolidated Financial Statements                         6 - 13

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         14 - 15

Item 3 Controls and Procedures                                           16

PART II - OTHER INFORMATION                                              17

SIGNATURES                                                               18

PART I - Item 1

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                         March 31, 2004
                                                                               --------------
     Current Assets
     Cash ...................................................................  $    215,037
     Accounts receivable, net of allowance for
        doubtful accounts of $49,119 ........................................       148,796
     Inventories ............................................................       222,859
     Prepaid expenses .......................................................        36,934
     Prepaid consulting, current ............................................     1,031,120
     Prepaid interest .......................................................        78,165
     Miscellaneous receivables ..............................................        17,974
                                                                               ------------
        Total Current Assets ................................................     1,750,885
     Prepaid consulting, less current portion ...............................       442,960
     Property and equipment, net of accumulated
        depreciation of $75,339 .............................................        61,426
     Patents, net of accumulated amortization of $1,536 .....................        20,436
     Deposits ...............................................................        18,352
                                                                               ------------
TOTAL ASSETS ................................................................     2,294,059
                                                                               ============
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses ..................................     1,065,689
     Due to officers ........................................................       134,727
     Notes payable related party ............................................        56,769
     Short term debt ........................................................     1,211,281
     Current maturities of long term debt ...................................       113,091
                                                                               ------------
        Total Current Liabilities ...........................................     2,581,557
     Long term debt, less current maturities ................................        80,000
     Deferred royalties, less current portion ...............................        28,750
                                                                               ------------
TOTAL LIABILITIES ...........................................................     2,690,307

STOCKHOLDERS' EQUITY (IMPAIRMENT)
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
         at redemption value ................................................       130,282
     Cumulative, Series C, non-voting, 64,762 shares issued and outstanding .        64,763
     Convertible, Series D, 0 shares issued and outstanding .................            --
     Common Stock, $0.001 par value, 75,000,000 shares authorized,
     32,909,319 shares issued and outstanding ...............................        32,909
     Additional paid-in capital .............................................    10,989,826
     Retained deficit .......................................................   (11,614,028)
                                                                               ------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) .....................................      (396,248)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT) ...................................  $  2,294,059
                                                                               ============

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                     2004             2003
                                                 ------------     ------------
Total Revenues ................................  $    224,173     $    216,218

     Cost of Goods Sold .......................       133,540           78,142
                                                 ------------     ------------

Gross Profit ..................................        90,633          138,076

     Research and Development cost ............         7,476            5,375
     Selling, general & administrative expenses     1,071,384          716,849
                                                 ------------     ------------

Loss from Operations ..........................      (988,227)        (584,148)

     Miscellaneous income .....................       124,151               --
     Interest expense, net ....................      (243,607)        (221,315)
     Miscellaneous non-operating expense ......       (20,000)         (76,670)
                                                 ------------     ------------
Non-Operating Income (Expense) ................      (139,456)        (297,985)
                                                 ------------     ------------

Net (Loss) before taxes .......................    (1,127,683)        (882,133)

     Provision for income taxes ...............             0                0
Net (Loss) ....................................  $ (1,127,683)    $   (882,133)
                                                 ============     ============
Loss per Common Share .........................  $      (0.04)    $      (0.05)
                                                 ============     ============
Weighted Average Number of
     common shares outstanding ................    31,219,736       18,355,866
                                                 ============     ============

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                     2004            2003
                                                 -----------      ---------
Cash Flows from Operating Activities
     Net (loss) ...............................  $(1,127,683)     $(882,133)
     Adjustments to net cash provided (used) by
                Operating Activities
        Depreciation and amortization .........        6,758          7,690
        Stock and warrants issued for services     1,333,180        144,459
        Convertible feature of notes ..........           --          5,000
        Stock issued for interest .............       51,660         55,997
     Decreases (increases) in Assets
        Accounts receivable ...................       (3,369)       (45,865)
        Due from related party ................      (66,292)       (16,348)
        Inventories ...........................       77,058         (9,557)
        Prepaid expenses ......................     (356,504)        51,538
        Other assets ..........................           --         10,863
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses .     (287,481)       107,070
                                                 -----------      ---------
Net Cash (Used) by Operating Activities .......     (372,673)      (571,286)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ......           --             --
                                                 -----------      ---------
Net Cash (used) by Investing Activities .......            0              0

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ....      280,000        517,000
     Repayment of loans and notes payable .....      (10,000)       (99,261)
     Changes in long term royalties obligation         1,250             --
     Issuance of common stock .................      281,000        167,417
     Due to officers ..........................        7,133        (52,038)
                                                 -----------      ---------
Net Cash Provided by Financing Activities .....      558,383        533,118

Net Increase (Decrease) in Cash ...............      186,710        (38,168)
Cash at beginning of period ...................       28,327         43,670
                                                 -----------      ---------
Cash at end of period .........................  $   215,037      $   5,502
                                                 ===========      =========


                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Millennium   Biotechnologies  Group,  Inc.  (the  Company  or  "Millennium
      Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

      Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(R) and RESURGEX Plus(TM), which provide nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. In the first quarter of 2004, the Company launched an exclusive ingredient called Defenzyme(TM) into the medical market. Defenzyme(TM) is the first orally effective, vegetarian form of superoxide dismutase- the body's primary antioxidant defense enzyme.

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003, have been included.

Principles of Consolidation

      The Company's operations presently consist almost exclusively of the operations of Millennium. The consolidated financial statements include the accounts of the Company and its subsidiary from the acquisition date and/or through their respective disposition dates. All significant intercompany transactions and balances have been eliminated.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation, is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. For Federal income tax purposes, depreciation is computed under accelerated methods over the assets' class life.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

GOING CONCERN

      In their report for the fiscal year ended December 31, 2003, the Company's auditors had noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management's plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital. See "Subsequent Events" below.

INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and RESURGEX Plus(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at March 31, 2004 consists of the following:

                        Raw Materials                 $254,133
                        Work in Process                 10,485
                        Finished Goods                  61,234
                                                      --------
                                                       325,852

                        Less obsolescence reserve      102,993
                                                      --------
                                 Total                $222,859
                                                      ========
PREPAID EXPENSES

      Prepaid expenses consist predominantly of prepayments on inventory raw materials purchases and prepaid interest.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

PROPERTY AND EQUIPMENT

      Property and equipment at March 31, 2004, consists of the following:

                        Furniture and Equipment         $ 75,008
                        Leasehold improvements            61,757
                                                        --------
                        Subtotal                         136,765
                        Less accumulated depreciation    (75,339)
                                                        --------
                        Total                           $ 61,426
                                                        ========

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at March 31, 2004:

      Accounts payable                                $  473,434
      Accrued professional fees                           95,454
      Accrued royalties                                  217,718
      Accrued payroll and payroll tax payable
         (not including payroll owed to officers)        115,287
      Accrued interest                                    45,803
      Accrued advertising expense                         98,292
      Miscellaneous accruals                              19,701
                                                      ----------
      Total                                           $1,065,689
                                                      ==========
DUE TO OFFICERS

      Represents unpaid salaries accrued for the first quarter 2004, due certain officers of the Company.

DEBT

      Short-term debt at March 31, 2004, is as follows:


            Non-interest  bearing cash advances by four accredited investors due        $   184,690
            on demand.

            Promissory  note dated  December  17, 2002,  originally  for $50,000             25,000
            issued to an  accredited  investor,  maturing  September  28,  2003, bearing  interest  at the rate of 10% per  annum.  The holder of the note is entitled to convert  all or a portion of the  principal  and interest at any time after the  maturity  date into shares of common stock of the Company at a price equal to $.10/share of the principal if the  principal  and interest is not fully repaid on or before the maturity  date.  Management  has repaid $25,000 in December 2003 and subsequently  agreed to convert the  remaining  $25,000  into equity pursuant to the terms of the note. The Company issued 125,000 5-year common stock purchase  warrants in  conjunction  with the note which were exercised at a rate of $0.01 per share.  The computed  discount
            (computed  with  Black-Scholes)  related  to  the  detachable  stock purchase warrants has been fully amortized.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

DEBT continued

            Two non-interest bearing convertible promissory notes dated July 15,            118,000
            2002.issued  to two  accredited  investors  originally  at $200,000, maturing  July 15,  2003,  convertible  at the option of the holders into common  shares at the rate of  $1.50/share.  $82,000 was repaid and payment on the balance has been extended through July 2004. This loan has been  subsequently  converted into 337,143 shares of common stock after March 31, 2004 at a reduced conversion rate of $0.35 per share. The loan was originally collateralized by a security interest in the proceeds from the sale of 2002 net operating losses under the
            State of New Jersey Tax Transfer Program.

            Promissory  note dated  October 17, 2002 in the amount of  $125,000,             83,747
            bearing interest at 12% per annum,  originally maturing February 17,
            2003 less  discount.  The 12% interest per annum  accrued to date on the principal  amount  outstanding  is to be paid weekly with 25% of all cash receipts received by the Company. The Company issued 70,000
            3-year common stock purchase warrants  exercisable at $.50 per share in  conjunction  with the note and has  recorded a discount  for the fair market value  (computed under  Black-Scholes)  for the warrant.
            The maturity  date on the note was  extended to March 26, 2004,  and remains open as of March 31, 2004.

            Promissory  convertible  note dated February 21, 2003,  issued to an             10,000
            accredited  investor  originally  due on August  21,  2003,  bearing interest at 8% per annum payable in stock.  The note was extended to
            December  31, 2004 and was made  non-interest  bearing.  The note is convertible  into restricted  common shares at the rate of $0.25 per share, at the option of the holder.

            Promissory note dated March 5, 2003, bearing interest payable in the            150,000
            form of 100,000  shares of  restricted  common  stock,  issued to an accredited  investor and originally maturing April 5, 2003. The note was initially extended to October 5, 2003. The note was subsequently extended  to March 26,  2004  bearing  12%  interest  per  annum.  A subsequent  extension  was granted for an  additional  six months to
            September 26, 2004 bearing 12% interest per annum.

            Senior Secured Promissory Note dated December 19, 2003, for $300,000            400,000
            originally,  bearing interest at 12% per annum,  maturing on May 15,
            2004. Subsequently management negotiated an increase to $400,000 and an extension of the due date through June 15, 2004. A 1% origination fee was paid  related  to the  funding  of this  note at the time of closing, and 60,000 restricted common shares were issued at the time of the  re-negotiation.  The note was  accompanied  with warrants to purchase  300,000  shares  of  common  stock at a rate of $0.78  per share.  This execution price was  subsequently  reduced to $0.45 per share to allow  for the one  month  extension  in 2004.  The note is secured by a first-priority  security  interest in substantially all of the Company's  tangible and  intangible  assets.  See  subsequent events footnote.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

DEBT continued

            Convertible  Promissory Note to an accredited investor dated May 20,             30,000
            2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted  shares of common stock at a rate of $0.25 per share.  The note is  convertible  at the option of the  holder  into
            30,000  restricted  shares  of  common  stock at a rate of $0.25 per share. The note is collateralized by a security interest in proceeds from the sale of 2003 net  operating  losses  under the State of New
            Jersey Tax Transfer Program.

            Convertible  Promissory Note to an accredited investor dated June 4,             25,000
            2003,  initially  matured December 15, 2003 when the holder extended the  terms  of the  note  through  December  15,  2004.  The note is non-interest  bearing  and the  holder was  issued  6,000  shares of common stock as an  origination  fee. An  additional  30,000  common stock  purchase  warrants  exercisable  at a rate of $0.25 per share were issued in  consideration  for the note  extension.  The note is convertible  into  shares of  restricted  common  stock at a rate of
            $0.25 per share. The note is  collateralized  by a security interest in proceeds  from the sale of 2003 net  operating  losses  under the
            State of New Jersey Tax Transfer Program.

            Convertible  promissory  note  dated  July 3,  2003  originally  due             50,000
            December  31,  2003,  bearing  interest  at 12% per year  payable in restricted  common stock,  extended  through  December 31, 2004. The note is convertible at the option of the holder into common stock at the rate of $0.20 per share.  The note was initially  collateralized by a  security  interest  in  proceeds  from  the  sale of 2003  net operating losses under the State of New Jersey Tax Transfer Program.

            Two promissory  notes issued to two  accredited  investors in August             60,000
            2003, maturing February 26, 2004. The notes are non-interest bearing and were  accompanied  by the issuance of 75,000  restricted  shares each.

            Two promissory notes issued to an accredited investor in January and            120,000
            march 2004, bearing interest at the rate of 8% per annum, payable on demand.

            Demand  loan  extended  by an  accredited  investor  in March  2004,             15,000
            bearing no interest.                                                        ===========
                                                                                          1,271,437

            Less discounts for warrants  issued in association  with  promissory            (60,156)
            notes                                                                       -----------

            Total Short Term Debt                                                         1,211,281
                                                                                        ===========

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

LONG TERM DEBT

      Long-term debt at March 31, 2004, is as follows:

            One non-interest bearing Promissory Note dated May 20, 2003 maturing          $   5,000
            May 20,  2005  convertible  at the option of the holder  into common shares at a rate of $0.25/share.

            One Promissory Note dated August 11, 2003, maturing August 11, 2005,             25,000
            bearing  8%  interest  payable  in form of stock  purchase  warrants valued at $0.25 per share.  The note is convertible at the option of the holder into common  shares at the rate of  $.25/share.  The note was  accompanied  by the  issuance  of 50,000  3-year  common  stock purchase  warrants  exercisable at $0.50 per share and is secured in the form of a first lien on a Company patent.

            Convertible  Promissory Note  to an accredited investor dated August             50,000
            8, 2003,  maturing August 8, 2005, bearing no interest.  The note is convertible into restricted  shares of common stock at the option of the holder at a rate of $0.25 per share.


            Ten non-interest bearing convertible notes dated between October 22,             78,750
            2002 and  December  30,  2002  issued to ten  accredited  investors, maturing between October 22, 2004 and December 30, 2004, convertible at the  option  of the  holders  into  common  shares at the rate of
            $.25/share.

            Two promissory  notes issued to two accredited  investors dated July             50,000
            31, 2002 and maturing on July 26, 2004. The notes are convertible at the option of the holder into common  stock at the rate of $0.25 per share.
                                                                                          ---------
                                                                                            208,750

            Less Discount for Warrants  issued in  association  with  Promissory            (15,659)
            Notes                                                                         ---------
                                                                                            193,091
            Less Current Maturities                                                        (113,091)
                                                                                          =========
            Total Long Term Debt                                                          $  80,000
                                                                                          =========

INCOME TAX

      The Company's total deferred tax asset at December 31, 2003, was $3,952,000, entirely offset by a valuation allowance in the same amount.

      At December 31, 2003, the Company had available approximately $9,880,000 of net operating losses to carryforward and which may be used to reduce future federal taxable income and expire between December 31, 2020 and 2023.

      At December 31, 2003, the Company has available approximately $6,854,000 of net operating losses to carryforward and which may be used to reduce future state taxable income which expire December 31, 2010.

      The Company and Millennium file separate tax returns and have different tax years. The Company files on a fiscal year ended July 31; Millennium has a calendar year end.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

      The Company has an agreement with a finance company to sell its receivables with recourse. In the event the receivable is not collected within ninety days, the Company must repurchase the receivable from the finance company. The factoring agreement was subsequently terminated in the second quarter of 2004.

RELATED PARTY TRANSACTIONS

      Between September 6, 2002 and December 28, 2002 a corporate entity owned by P. Elayne Wishart (spouse of Bruce Deichl) extended loans evidenced by promissory notes totaling $142,500 to the Company. The notes all matured in six months and carry an interest rate of 10% per annum. At March 31, 2004, $56,769 were outstanding under certain extended notes

SUBSEQUENT EVENTS

      In April 2004 the Company obtained new equity capital totaling $2,361,750 through new equity investments with accredited investors. The new equity capital the Company was able to secure in April 2004 relieved the working capital deficit and allowed the Company to build up a liquidity reserve. The Company paid in full the Senior Secured Promissory Note dated December 19, 2003, for $300,000, bearing interest at 12% per annum that was extended to $400,000 during the first quarter.

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

Results of Operations for the quarter ended March 31, 2004:

On June 1,  2003,  the  Company  received  approval  from  the  New  York  State
Department of Health to participate in and receive reimbursement for RESURGEX(R), under its Medicaid Program. As a condition of participation, the Company agreed to reduce its wholesale prices by 55%. Concomitantly, the company's management has been able to substantially reduce the component cost of raw materials and packaging thereby enabling the Company to maintain its gross profit margins. Anticipated increases in volume will allow for economies of scale to further reduce the cost of goods sold in the future. New York Medicaid approval has substantially improved the revenue prospects for the Company.

As a result of the 55% selling price reduction implemented on June 1, 2003, the Company's results of operations now include unit volume statistics. Each unit consists of one box of RESURGEX(R) or RESURGEX PLUS(TM). Each box represents a one-week supply for one individual assuming the individual is consuming the product in compliance with the recommended dosage.

Unit sales for the quarter ended March 31, 2004 increased 207% to 6,559 units compared to 2,137 units in the first quarter of last year. Total Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the quarter ended March 31, 2004 were $224,173 an increase of $7,955 or 4% from the first quarter last year.

Unit sales for the quarter ended March 31, 2004 increased 8.4% to 6,559 units compared to 6,051 units sales during the quarter ended December 31,2003. Total Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the quarter ended March 31, 2004 were $224,173 which remained within 0.5% of the revenue generated in the quarter ended December 31, 2003 $225,004.

At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2004 amounted to $90,633 for a 40% gross margin. The Company was able to reduce the cost of its raw materials and packaging and is anticipated to realize a greater than 50% gross margin on future sales.

After deducting research and development costs, selling, general and administrative expenses of $1,078,860 the Company realized an operation loss of $(988,227). Included in selling, general and administrative expenses are non-cash outlays of $501,366 for professional fees and compensation, all of which were paid through issuance of restricted stock and stock purchase warrants. As required by current SEC guidelines the Company recorded such transactions at the fair market price on the date of issuance. Non-operating expenses for the quarter ended March 31, 2004, totaled $20,000. Such expenses also were made up primarily of non-cash expenditures, in the form of restricted stock and/or warrants issued in lieu of interest and loan origination fees.

The net result for the quarter ended March 31, 2004, was a loss of $(1,127,683) or $(0.04) per share, compared to $(822,133) or $(0.05) per share for the quarter ended March 31, 2003. The net result as of March 31, 2004 was significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations as well as the cost of acquiring needed working capital. Management does not consider this atypical for a new company engaged in launching new products. The Company will continue to invest in further expanding its operations and in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

Liquidity and Capital Resources

At this stage of the Company's development, its operations were generally financed by loans and new equity investments through private placements with accredited investors. The Company had obtained new equity capital that supplied the majority of the funds needed to finance operations during the reporting period; such new investments totaled $281,000. In addition, the Company obtained $280,000 through promissory notes. While these funds sufficed to cover a portion of the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the quarter was severely constrained, with working capital showing a deficit of $830,672. However in April 2004 the Company obtained new equity capital totaling $2,361,750 through new equity investments with accredited investors. The new equity capital the Company was able to secure in April 2004 relieved the working capital deficit and allowed the Company to build up a liquidity reserve.

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

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

          - None

Item 2 CHANGES IN SECURITIES

      (a) - None

      (b) - None

      (c) Issuance of unregistered securities

During the quarter ended March 31, 2004, the Company issued the following unregistered securities:

      (i) 686,250 shares of its common stock, accompanied by warrants for the purchase of 483,125 common shares, exercisable during three years at prices ranging from $0.32 to $2.00 per share, to eight accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $276,000 in cash;

      (ii) 26,250 shares of its common stock to an investor pursuant to his exercise of warrants for such number of shares, which resulted in the receipt by the Company of $5,000 in cash;

      (iii) 1,850,000 shares of its common stock to three independent outside consultants, for professional services performed;

      (iv) 60,000 shares of its common stock to a lender pursuant to an agreement whereby (a) the maturity of an existing note payable was extended, and (b) as origination fee for a new loan for $100,000;

      (v) Warrants for the purchase of 28,000 common shares to a financial consulting firm, for services performed.

      All of the foregoing securities were issued pursuant to exemptions from registration Section 4(2) and Regulation D of the Securities Act

      (d) Not Applicable

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

                                           MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: May 20, 2004                         By: /s/  Frank Guarino
                                               ------------------
                                               Frank Guarino
                                               Chief Financial Officer
                                               Chief Accounting Officer