Form 10QSB
period 2004-06-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2004-08-18
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2004

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

            665 Martinsville Road, Suite 219, Basking Ridge, NJ 07920
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 604-2500
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  x    No ____

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of July 31, 2004, was 40,425,025 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY




                                      INDEX


                                                                        Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2004                                               3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2004 and 2003           4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2004 and 2003                     5

         Notes to Consolidated Financial Statements                     6 - 13


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      14 - 15

Item 3   Controls and Procedures                                        16


PART II  -  OTHER INFORMATION                                           17


SIGNATURES                                                              18

PART I  - Item 1

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                                June 30, 2004
                                                                                       ------------
     Current Assets
     Cash ..........................................................................   $    619,907
     Accounts receivable, net of allowance for
        doubtful accounts of $29,378 ...............................................        320,455
     Inventories ...................................................................        332,241
     Prepaid expenses ..............................................................        105,770
     Prepaid consulting, current ...................................................        593,786
     Prepaid interest ..............................................................         14,083
     Miscellaneous receivables .....................................................         32,213
                                                                                       ------------
        Total Current Assets .......................................................      2,018,455
     Prepaid consulting, less current portion ......................................        367,024
     Property and equipment, net of accumulated
        depreciation of $82,017 ....................................................         54,748
     Patents, net of accumulated amortization of $1,680 ............................         20,292
     Deposits ......................................................................         18,352
                                                                                       ------------
TOTAL ASSETS .......................................................................      2,478,871
                                                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses .........................................        799,578
     Notes payable related party ...................................................         23,709
     Short term debt ...............................................................        766,437
     Current maturities of long term debt ..........................................        120,964
                                                                                       ------------
        Total Current Liabilities ..................................................      1,710,688
     Long term debt less current maturities ........................................         75,000
     Deferred royalties, less current portion ......................................         27,500
                                                                                       ------------
TOTAL LIABILITIES ..................................................................      1,813,188

STOCKHOLDERS' EQUITY
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued and outstanding, at redemption value
                                                                                            130,282
     Cumulative, Series C, non-voting, 64,762 shares issued and outstanding ........         64,763
     Convertible, Series D, 0 shares issued and outstanding ........................             --
     Common Stock, $0.001 par value, 75,000,000 shares authorized,
     40,425,025 shares issued and outstanding ......................................         40,425
     Additional paid-in capital ....................................................     13,657,618
     Retained deficit ..............................................................    (13,227,405)
                                                                                       ------------
TOTAL STOCKHOLDERS' EQUITY .........................................................        665,683

TOTAL LIABILITIES AND EQUITY .......................................................   $  2,478,871
                                                                                       ============

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                            June 30,
                                                      2004              2003              2004              2003
                                                 --------------    --------------    --------------    --------------

Total Revenues ...............................   $      260,834    $       96,894    $      485,007    $      313,112
Cost of Goods Sold ...........................          152,062            69,522           285,602           147,664
                                                 --------------    --------------    --------------    --------------
Gross Profit .................................          108,772            27,372           199,405           165,448

Research and development cost ................           11,855             1,790            19,331             7,165
Selling, general & administrative expenses ...        1,475,637           954,934         2,547,021         1,671,783
                                                 --------------    --------------    --------------    --------------
Total operating expenses .....................        1,487,492           956,724         2,566,352         1,678,948

(Loss) from operations .......................       (1,378,720)         (929,352)       (2,366,947)       (1,513,500)

Other Income (Expense)
         Miscellaneous income ................               --                --           124,151                --
         Miscellaneous non-operating expense .          (87,933)          (74,514)         (107,933)         (151,184)
         Interest expense, net ...............         (146,723)         (292,759)         (390,330)         (514,074)
                                                 --------------    --------------    --------------    --------------
Non-Operating Income (Expense) ...............         (234,656)         (367,273)         (374,112)         (665,258)
                                                 --------------    --------------    --------------    --------------
Net (Loss) before taxes ......................   $   (1,613,376)   $   (1,296,625)   $   (2,741,059)   $   (2,178,758)

         Provision for income taxes ..........               --                --                --                --

Net (Loss) ...................................   $   (1,613,376)   $   (1,296,625)   $   (2,741,059)   $   (2,178,758)
                                                 ==============    ==============    ==============    ==============
(Loss) per Common Share ......................   $        (0.04)   $        (0.08)   $        (0.08)   $        (0.11)
                                                 ==============    ==============    ==============    ==============
Weighted Average Number of
         Common Shares Outstanding ...........       39,995,048        16,333,646        35,607,392        19,090,225
                                                 ==============    ==============    ==============    ==============




                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                              2004              2003
                                                         --------------    --------------
Cash Flows from Operating Activities
     Net (loss) ......................................   $   (2,741,059)   $   (2,178,758)
     Adjustments to net cash provided (used) by
     operating activities
        Depreciation and amortization ................           13,580            15,093
        Imputed cost of warrants issued ..............               --           282,786
        Convertible feature of notes .................          114,689            49,620
        Stock issued for services and finance expenses        1,499,353           336,987
     Decreases (increases) in Assets
        Accounts receivable ..........................         (177,072)          (55,727)
        Due from related party .......................         (111,547)          (33,843)
        Inventories ..................................          (32,324)           37,129
        Prepaid expenses .............................          152,012           (77,248)
        Other assets .................................               --            45,719
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ........         (553,176)          377,867
                                                         --------------    --------------
Net Cash (Used) by Operating Activities ..............       (1,835,544)       (1,200,375)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .............               --            (6,025)
                                                         --------------    --------------
Net Cash (Used) by Investing Activities ..............               --            (6,025)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ...........          280,000           812,812
     Repayment of loans and notes ....................         (515,000)         (109,261)
     Changes in long term royalties obligation .......              833            (1,250)
     Due to officers .................................         (127,594)           41,320
     Issuance of common and preferred stock ..........        2,788,885           423,717
                                                         --------------    --------------
Net Cash Provided by Financing Activities ............        2,427,124         1,167,338

Net Increase (Decrease) in Cash ......................          591,580           (39,062)
Cash at beginning of period ..........................           28,327            43,670
                                                         --------------    --------------
Cash at end of period ................................   $      619,907    $        4,608
                                                         ==============    ==============





                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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


Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and its quarterly report on Form 10-QSB for the period ended March 31, 2004.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003, have been included.

Principles of Consolidation

      The Company's operations presently consist almost exclusively of the operations of Millennium. The consolidated financial statements include the accounts of the Company and its subsidiary from the acquisition date and/or through their respective disposition dates. All significant intercompany transactions and balances have been eliminated.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

INVENTORIES

     Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and RESURGEX Plus(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at June 30, 2004 consists of the following:

                    Raw Materials               $      292,643
                    Work in Process                     10,005
                    Finished Goods                     132,586
                                                --------------
                                                       435,234
                    Less obsolescence reserve          102,993
                                                --------------
                             Total              $      332,241
                                                ==============

PREPAID EXPENSES

     Prepaid expenses consist predominantly of prepayments on inventory raw materials purchases and prepaid insurance and interest.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2004, consists of the following:

                 Furniture and Equipment               $  75,008
                 Leasehold improvements                   61,757
                                                       ---------
                          Subtotal                       136,765
                 Less accumulated depreciation           (82,017)
                                                       ---------
                          Total                        $  54,748
                                                       =========

               ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at June 30, 2004:

             Accounts payable                              $248,349
             Accrued professional fees                      101,012
             Accrued royalties                              118,880
             Accrued payroll and payroll tax payable
                (not including payroll owed to officers)    126,255
             Accrued interest                                45,578
             Accrued advertising expense                    147,438
             Miscellaneous accruals                          12,066
                                                           --------
                      Total                                $799,578
                                                           ========

DEBT

     Short-term debt at June 30, 2004, is as follows:

            Non-interest bearing cash advances by four accredited investors due on demand                 $         139,690

                                                                                                                     25,000
            Promissory note dated December 17, 2002, originally for $50,000 issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date. Management has repaid $25,000 in December 2003 and is presently negotiating to convert the remaining $25,000 into equity.
            The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at a rate of $0.01 per share. The computed discount (computed with Black-Scholes)
            related to the detachable stock purchase warrants has been fully amortized.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
DEBT continued

            Two non-interest  bearing  convertible  promissory  notes dated July 15, 2002,  issued to two           118,000
            accredited  investors  originally  at $200,000,  maturing July 15, 2003,  convertible  at the option of the  holders  into  common  shares at the rate of  $1.50/share.  $82,000 was repaid and  payment  on the  balance  has  been  extended  through  July  2004.  This  loan has been subsequently  converted  into 337,143 shares of common stock after June 30, 2004 at a reduced conversion  rate of $0.35 per share.  The loan was  originally  collateralized  by a security interest in the  proceeds  from the sale of 2002 from the sale of 2002 net  operating  losses under the State of New Jersey Tax Transfer Program.

                                                                                                                     83,747
            Promissory note dated October 17, 2002 in the amount of $125,000, bearing interest at 12% per annum, originally maturing February 17,
            2003 less discount. The 12% interest per annum accrued to date on the principal amount outstanding is to be paid weekly with 25% of all cash receipts received by the Company. The Company issued 70,000
            3-year common stock purchase warrants exercisable at $.50 per share in conjunction with the note and has recorded a discount for the fair market value (computed under Black-Scholes) for the warrant.
            The maturity date on the note was extended to March 26, 2004, and remains open as of June 30, 2004.
                                                                                                                     10,000
            Promissory convertible note dated February 21, 2003, issued to an accredited investor originally due on August 21, 2003, bearing interest at 8% per annum payable in stock. The note was extended to
            December 31, 2004 and was made non-interest bearing. The note is convertible into restricted common shares at the rate of $0.25 per share, at the option of the holder.
                                                                                                                    150,000
            Promissory note dated March 5, 2003, bearing interest payable in the form of 100,000 shares of restricted common stock, issued to an accredited investor and originally maturing April 5, 2003. The note was initially extended to October 5, 2003. The note was subsequently extended to March 26, 2004 bearing 12% interest per annum and remains open as of June 30, 2004.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

DEBT continued

            Convertible  Promissory Note to an accredited  investor dated May 20, 2003, maturing May 20,             30,000
            2004,  bearing interest at a rate 8% per annum payable in restricted  shares of common stock at a rate of $0.25 per share.  The note is  convertible  at the  option of the  holder  into
            30,000  restricted  shares  of  common  stock  at a rate of  $0.25  per  share.  The note is collateralized  by a  security  interest  in  proceeds  from the sale of 2003 net  operating losses under the State of New Jersey Tax Transfer Program.

                                                                                                                     25,000
            Convertible Promissory Note to an accredited investor dated June 4,
            2003, initially matured December 15, 2003 when the holder extended the terms of the note through December 15, 2004. The note is non-interest bearing and the holder was issued 6,000 shares of common stock as an origination fee. An additional 30,000 common stock purchase warrants exercisable at a rate of $0.25 per share were issued in consideration for the note extension. The note is convertible into shares of restricted common stock at a rate of
            $0.25 per share. The note is collateralized by a security interest in proceeds from the sale of 2003 net operating losses under the
            State of New Jersey Tax Transfer Program.
                                                                                                                     50,000
            Convertible promissory note dated July 3, 2003 originally due
            December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note is convertible at the option of the holder into common stock at the rate of $0.20 per share.

            Two promissory notes issued to an accredited investor in January and March 2004, bearing                120,000
            interest at the rate of 8% per annum, payable on demand.

            Demand loan extended by an accredited investor in March 2004, bearing no interest.                       15,000
                                                                                                            ----------------
             Total Short Term Debt                                                                          $       766,437
                                                                                                            ===============

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

LONG TERM DEBT

       Long-term debt at June 30, 2004, is as follows:

       One  non-interest  bearing  Promissory  Note dated May 20, 2003 maturing May 20, 2005  convertible   $         5,000

       at the option of the holder  into common shares at a rate of $0.25/share.
                                                                                                                     25,000
       One Promissory Note dated August 11, 2003, maturing August 11, 2005, bearing 8% interest payable in form of stock purchase warrants valued at
       $0.25 per share. The note is convertible at the option of the holder into common shares at the rate of $.25/share. The note was accompanied by the issuance of 50,000 3-year common stock purchase warrants exercisable at
       $0.50 per share and is secured through a first lien on a Company patent.
                                                                                                                     50,000
       Convertible Promissory Note to an accredited investor dated August 8,
       2003, maturing August 8, 2005, bearing no interest. The note is convertible into restricted shares of common stock at the option of the holder, at a rate of $0.25 per share.
                                                                                                                     78,750
       Ten non-interest bearing convertible notes dated between October 22, 2002 and December 30, 2002 issued to ten accredited investors, maturing between October 22, 2004 and December 30, 2004, convertible at the option of the holders into common shares at the rate of $.25/share.
                                                                                                                     50,000
       Two promissory notes issued to two accredited investors dated July 31,
       2002 and maturing on July 26, 2004. The notes are convertible at the option of the holder into common stock at the rate of $0.25 per share.
                                                                                                            ----------------
                                                                                                                    208,750
                                                                                                                   (12,786)
       Less Discount for Warrants  issued in  association  with  Promissory  Notes
                                                                                                            ----------------
                                                                                                                    195,964
       Less Current Maturities                                                                                    (120,964)
                                                                                                            ----------------
       Total Long Term Debt                                                                                 $        75,000
                                                                                                            ================

INCOME TAX

     The Company's total deferred tax asset at December 31, 2003, was $3,952,000, entirely offset by a valuation allowance in the same amount.

     At December 31, 2003, the Company had available approximately $9,880,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2020 and 2023.

     At December 31, 2003, the Company had available approximately $6,854,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2010.

     The Company and Millennium file separate tax returns and have different tax years. The Company files on a fiscal year ended July 31; Millennium has a calendar year end.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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


RELATED PARTY TRANSACTIONS

      Between September 6, 2002 and December 28, 2002 a corporate entity owned by P. Elayne Wishart (spouse of Bruce Deichl) extended loans evidenced by promissory notes totaling $142,500 to the Company. As of June 30, 2004 the notes were fully repaid.

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


Results of Operations for the three and six months periods ended June 30, 2004:

On June 1, 2003, the Company received approval from the New York State Department of Health to participate in and receive reimbursement for RESURGEX(R), under its Medicaid Program. As a condition of participation, the Company agreed to reduce its wholesale prices by 55%. Concomitantly, the Company's management has been able to reduce the component cost of raw materials and packaging by 55% thereby enabling the Company to maintain its gross profit margins. New York Medicaid approval has substantially improved the revenue prospects for the Company.

As a result of the 55% selling price reduction implemented on June 1, 2003, the Company's results of operations now include unit volume statistics, which, management believes, will provide a more accurate depiction of the increase in revenues that were attained during the quarter ended June 30, 2004. Each unit consists of one box of RESURGEX(R) or RESURGEX PLUS(TM). Each box represents a one-week supply for one individual assuming the individual is consuming the product in compliance with the recommended dosage.

Unit sales for the quarter ended June 30, 2004 increased 327% to 7,179 units compared to 1,681 units in the first quarter of last year. Total Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the quarter ended June 30, 2004 were $260,834 an increase of $163,940 or 169% from the second quarter last year.

Unit sales for the two quarters ended June 30, 2004 increased 260% to 13,738 units compared to 3,818 units in the two quarters ended June 30, 2003. Total Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the two quarters ended June 30, 2004 were $485,007 an increase of $171,895 or 55% from the two quarters ended June 30, 2003.

Total Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the quarter ended June 30, 2004 were $260,894 which increased by 16% over the revenues of $224,173 generated in the quarter ended March 31, 2004.

At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2004 amounted to $108,772 for a 42% gross margin. Despite the reduction in the Company's wholesale prices, the Company did not experience a reduction to Gross Profit.

After deducting research and development costs, selling, general and administrative expenses of $1,487,492 the Company realized an operating loss of $1,378,720. Included in selling, general and administrative expenses are non-cash outlays of $872,505 for professional fees and compensation, all of which were paid through issuance of restricted stock and stock purchase warrants. As required by current SEC guidelines the Company recorded such transactions at the fair market price on the date of issuance. Non-operating expenses for the quarter ended June 30, 2004, totaled $234,656. Such expenses also were made up primarily of non-cash expenditures, in the form of restricted stock and/or warrants issued in lieu of interest and loan origination fees.

The net result for the quarter ended June 30, 2004, was a loss of $1,613,376 or $0.04 per share, compared to $1,296,625 or $0.08 per share for the quarter ended June 30, 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 increased by $875,238 compared to the six months ended June 30, 2003. The variance is due to increases in certain non-cash outlays for professional fees and compensation all of which were paid through issuance of restricted stock and stock purchase warrants. Interest expense for the six months ended June 30, 2004 decreased by $123,744 compared to the six months ended June 30, 2003. The variance is due to a decrease in the amount of loans the company carried on the books in the six months ended June 30, 2004.

Miscellaneous expenses for the six months ended June 30, 2004 decreased by $43,251 compared to the six months ended June 30, 2003. The reason for the decrease in miscellaneous expense is due to a decrease in licening fee payments to Isocell from 2003.

The net result as of June 30, 2004 was significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations as well as the cost of acquiring needed working capital. Management does not consider this atypical for a new company engaged in launching new products. The Company will continue to invest in further expanding its operations and in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

Liquidity and Capital Resources

At this stage of the Company's development, its operations were generally financed by loans and new equity investments through private placements with accredited investors. The Company had obtained new equity capital that supplied the majority of the funds needed to finance operations during the reporting period; such new investments for the three months ended June 30, 2004 totaled $2,507,885. The Company had a working capital surplus of $307,767 at the end of the quarter.

Item 3.    CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

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

Item 1 LEGAL PROCEEDINGS

      -  None

Item 2 CHANGES IN SECURITIES

(a)   - None
(b)   - None
(c)   Issuance of unregistered securities

During the quarter ended June 30, 2004, the Company issued the following unregistered securities:

(i) 6,721,784 shares of its common stock, accompanied by warrants for the purchase of 9,397,678 common shares, exercisable during periods ranging from three to five years at prices ranging from $0.40 to $2.00 per share, to thirty accredited investors pursuant to Section 4(2) and Regulation D of the Securities Act, which resulted in the receipt by the Company of $2,293,148 in cash;

(ii) 918,922 shares of its common stock to six investors pursuant to their exercise of warrants for such number of shares, which resulted in the receipt by the Company of $214,737 in cash;

(iii) Warrants for the purchase of 571,428 common shares to a financial consulting firm, for services performed.

      The Company also cancelled 125,000 shares previously recorded as issued for services.

      (d)   Not Applicable


Item 3 DEFAULTS ON SENIOR SECURITIES

       -  None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
       SECURITIES' HOLDERS

       -  None

Item 5 OTHER INFORMATION

       -  None



Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1  Certification  of Jerry E. Swon,  Chief  Executive  Officer,  pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification  of Frank  Guarino,  Chief  Financial  Officer,  pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2 Certification of Frank Guarino, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K:

      There were no 8-K's filed during the period ended June 30, 2004.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MILLENIUM BIOTECHNOLOGIES GROUP, INC.



Date:   August 13, 2004             By:      /s/  Frank Guarino
                                             ------------------
                                             Frank Guarino
                                             Chief Financial Officer
                                             Chief Accounting Officer