Form 10QSB
period 2004-09-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2004-11-15
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2004

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

                                 Yes x No _____

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of October 31, 2004, was 41,634,038 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART  1  -  FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited)

            Consolidated Balance Sheet
             - September 30, 2004                                           3

            Consolidated Statements of Operations
             - Three and nine months ended September 30, 2004 and 2003      4

            Consolidated Statements of Cash Flows
             - Nine months ended September 30, 2004 and 2003                5

            Notes to Consolidated Financial Statements                    6 - 13

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    14 - 15

Item 3      Controls and Procedures                                         16

PART II  -  OTHER INFORMATION                                               17

SIGNATURES                                                                  19

PART I  - ITEM 1

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                               September 30, 2004
                                                                                     ------------------
      Current Assets
      Cash ...................................................................       $    416,892
      Accounts receivable, net of allowance for
         doubtful accounts of $12,415 ........................................            284,821
      Inventories ............................................................            636,553
      Prepaid expenses .......................................................            140,964
      Prepaid consulting, current ............................................            303,744
      Miscellaneous receivables ..............................................             71,087
                                                                                     ------------
         Total Current Assets ................................................          1,854,061
      Prepaid consulting, less current portion ...............................            291,088
      Property and equipment, net of accumulated
         depreciation of $69,285 .............................................             60,180
      Patents, net of accumulated amortization of $1,824 .....................             20,148
      Deposits ...............................................................             18,352
                                                                                     ------------
TOTAL ASSETS .................................................................          2,243,829
                                                                                     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Accounts payable and accrued expenses ..................................            996,294
      Due to officers ........................................................            130,721
      Notes payable related party ............................................             23,709
      Short term debt ........................................................          1,003,437
      Current maturities of long term debt ...................................            193,837
                                                                                     ------------
         Total Current Liabilities ...........................................          2,347,998
      Deferred royalties, less current portion ...............................             26,250
                                                                                     ------------
TOTAL LIABILITIES ............................................................          2,374,248

STOCKHOLDERS' EQUITY (IMPAIRMENT)
      Preferred Stock, $1 par value, 810,360 shares authorized:
      Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
            at redemption value ..............................................            130,282
      Cumulative, Series C, non-voting, 64,762 shares issued and outstanding .             64,763
      Convertible, Series D, 0 shares issued and outstanding .................               --
      Common Stock, $0.001 par value, 75,000,000 shares authorized,
      41,634,038 shares issued and outstanding ...............................             41,634
      Additional paid-in capital .............................................         14,161,443
      Retained deficit .......................................................        (14,528,541)
                                                                                     ------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ......................................           (130,419)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (IMPAIRMENT) ..........................................................       $  2,243,829
                                                                                     ============

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                     Nine Months Ended
                                                            September 30,                           September 30,
                                                      2004                 2003                2004                2003
                                                   ------------        ------------        ------------        ------------
Total Revenues .............................       $    307,140        $    183,688        $    792,147        $    496,800
Cost of Goods Sold .........................            194,817             147,351             480,419             295,015
                                                   ------------        ------------        ------------        ------------
Gross Profit ...............................            112,323              36,337             311,728             201,785

Research and development cost ..............             35,487               1,420              54,818               8,585
Selling, general & administrative expenses .          1,151,706             672,470           3,698,727           2,344,253
                                                   ------------        ------------        ------------        ------------
Total operating expenses ...................          1,187,193             673,890           3,753,545           2,352,838

(Loss) from operations .....................         (1,074,870)           (637,553)         (3,441,817)         (2,151,053)

Other Income (Expense)
      Miscellaneous income .................               --                   820             124,151                 820
      Miscellaneous non-operating expense ..           (115,399)               --              (223,332)           (151,184)
      Interest expense, net ................           (110,867)               (723)           (501,197)           (514,797)
                                                   ------------        ------------        ------------        ------------
Non-Operating Income (Expense) .............           (226,266)                 97            (600,378)           (665,161)
                                                   ------------        ------------        ------------        ------------
Net (Loss) before taxes ....................       $ (1,301,136)       $   (637,456)       $ (4,042,195)       $ (2,816,214)

      Provision for income taxes ...........               --                  --                  --                  --

Net (Loss) .................................       $ (1,301,136)       $   (637,456)       $ (4,042,195)       $ (2,816,214)
                                                   ============        ============        ============        ============

(Loss) per Common Share ....................       $      (0.03)       $      (0.03)       $      (0.11)       $      (0.14)
                                                   ============        ============        ============        ============

Weighted Average Number of
      Common Shares Outstanding ............         41,019,510          23,536,979          37,411,431          20,572,476
                                                   ============        ============        ============        ============

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,

                                                                 2004                2003
                                                              -----------        -----------
Cash Flows from Operating Activities
      Net (loss) ......................................       $(4,042,195)       $(2,816,214)
      Adjustments to net (loss) to net cash provided
      (used) by operating activities
         Depreciation and amortization ................            21,440             86,858
         Imputed cost of warrants issued ..............            92,893            181,105
         Convertible feature of notes .................           119,126             27,894
         Stock issued for services and finance expenses         1,723,008          1,625,090
      Decreases (increases) in Assets
         Accounts receivable ..........................          (141,438)           (95,101)
         Due from related party .......................          (111,547)           (42,659)
         Inventories ..................................          (336,636)            38,265
         Prepaid expenses .............................           496,879            (40,673)
         Other assets .................................           (38,874)           (32,910)
      Increases (decreases) in Liabilities

        Accounts payable and accrued expenses .........          (356,460)           159,359
                                                              -----------        -----------
Net Cash (Used) by Operating Activities ...............        (2,573,804)          (908,986)

Cash Flows from Investing Activities

      Purchases of equipment and fixtures .............           (13,462)            (6,025)
                                                              -----------        -----------
Net Cash (Used) by Investing Activities ...............           (13,462)            (6,025)

Cash Flows from Financing Activities
      Proceeds from loans and notes payable ...........           755,000          1,066,012
      Repayment of loans and notes ....................          (635,000)          (455,801)
      Changes in long term royalties obligation .......              (417)            (2,500)
      Due to officers .................................             3,127           (329,127)
      Issuance of common and preferred stock ..........         2,853,121            604,717
                                                              -----------        -----------
Net Cash Provided by Financing Activities .............         2,975,831            883,301

Net Increase (Decrease) in Cash .......................           388,565            (31,710)
Cash at beginning of period ...........................            28,327             43,670
                                                              -----------        -----------
Cash at end of period .................................       $   416,892        $    11,960
                                                              ===========        ===========

                 See notes to consolidated financial statements

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and its quarterly reports on Form 10-QSB for the periods ended March 31, 2004 and June 30, 2004.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003, have been included.

Principles of Consolidation

      The Company's operations presently consist almost exclusively of the operations of Millennium. The consolidated financial statements include the accounts of the Company and its subsidiary from the acquisition date and/or through their respective disposition dates. All significant intercompany transactions and balances have been eliminated.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and RESURGEX Plus(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at September 30, 2004 consists of the following:

Raw Materials                                                           $292,643
Work in Process                                                           52,505
Finished Goods                                                           394,398
                                                                        --------
                                                                         739,546

Less obsolescence reserve                                                102,993
                                                                        --------
Total                                                                   $636,553
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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


PROPERTY AND EQUIPMENT

      Property and equipment at September 30, 2004, consists of the following:

Furniture and Equipment                                               $  67,708

Leasehold improvements                                                   61,757

Subtotal                                                                129,465
Less accumulated depreciation                                           (69,285)
                                                                      ---------
Total                                                                 $  60,180
                                                                      =========

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at September 30, 2004:

Accounts payable                                                        $658,001
Accrued professional fees                                                 36,000
Accrued royalties                                                        161,960
Accrued payroll and payroll tax payable
   (not including payroll owed to officers)                               81,612
Accrued interest                                                          25,581
Miscellaneous accruals                                                    33,140
                                                                        --------
Total                                                                   $996,294
                                                                        ========

DUE TO OFFICERS

      At September 30, 2004 the Company had accrued $72,231 in unpaid salaries due to certain officers, and $58,490 in temporary non-interest bearing cash advances furnished by the Company's president and chief executive officer.


DEBT

      Short-term debt at September 30, 2004, is as follows:

               Non-interest bearing cash advances by four accredited investors due on demand              $     139,690

               Promissory  note dated December 17, 2002,  originally for $50,000                                25,000
               issued to an accredited  investor,  maturing  September 28, 2003, bearing  interest at the rate of 10% per annum.  The note remains open as of September 30, 2004. The holder of the note is entitled to convert all or a portion of the  principal and interest at any time after the  maturity  date into shares of common stock of the
               Company at a price equal to  $.10/share  of the  principal if the principal  and  interest  is not fully  repaid  on or before  the maturity date. Management has repaid $25,000 in December 2003 and is presently  negotiating  to convert the remaining  $25,000 into equity.  The Company  issued 125,000 5-year common stock purchase warrants in  conjunction  with the note which were exercised at a rate of $0.01 per share.  The computed  discount  (computed  with
               Black-Scholes)  related to the detachable stock purchase warrants has been fully amortized.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

DEBT continued

               Promissory note dated October 17, 2002 in the amount of $125,000,                                83,747
               bearing interest at 12% per annum,  originally  maturing February
               17, 2003 less  discount.  The 12% interest  per annum  accrued to date on the  principal  amount  outstanding  is to be paid weekly with  25% of all  cash  receipts  received  by the  Company.  The
               Company  issued  70,000  3-year  common stock  purchase  warrants exercisable  at $.50 per share in  conjunction  with the note and has recorded a discount for the fair market value (computed under
               Black-Scholes) for the warrant. The maturity date on the note was extended to March 26, 2004,  and remains open as of September 30, 2004.

               Promissory convertible note dated February 21, 2003, issued to an                                10,000
               accredited  investor  originally due on August 21, 2003,  bearing interest at 8% per annum payable in stock.  The note was extended to December 31, 2004 and was made non-interest  bearing. The note is convertible into restricted common shares at the rate of $0.25 per share, at the option of the holder.

               Promissory note dated March 5, 2003,  bearing interest payable in                               150,000
               the form of 100,000 shares of restricted common stock,  issued to an accredited investor and originally maturing April 5, 2003. The note was  initially  extended  to October  5, 2003.  The note was subsequently  extended to March 26, 2004 bearing 12% interest per annum and remains open as of September 30, 2004.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


DEBT continued


               Convertible  Promissory Note to an accredited  investor dated May                                 30,000
               20, 2003,  maturing May 20, 2004,  bearing  interest at a rate 8%
               per annum payable in restricted  shares of common stock at a rate of $0.25 per share.  The note remains  open as of  September  30,
               2004.  The note is  convertible  at the option of the holder into
               30,000  restricted  shares of common stock at a rate of $0.25 per share.  The note is  collateralized  by a  security  interest  in proceeds from the sale of net operating losses under the State of
               New Jersey Tax Transfer Program.

               Convertible  Promissory Note to an accredited investor dated June                                 25,000
               4, 2003,  initially  matured  December  15,  2003 when the holder extended  the terms of the note through  December  15, 2004.  The note is  non-interest  bearing  and the holder  was issued  6,000 shares of  common  stock as an  origination  fee.  An  additional
               30,000 common stock  purchase  warrants  exercisable at a rate of
               $0.25  per  share  were  issued  in  consideration  for the  note extension.  The note is  convertible  into  shares of  restricted common  stock  at  a  rate  of  $0.25  per  share.  The  note  is collateralized  by a security  interest in proceeds from the sale of net  operating  losses  under  the  State  of New  Jersey  Tax
               Transfer Program.

               Convertible  promissory  note dated July 3, 2003  originally  due                                 50,000
               December 31,  2003,  bearing  interest at 12% per year,  extended through  December 31, 2004. The note is convertible at the option of the holder into  restricted  common stock at the rate of $0.20 per share.

               Promissory  note dated September 28, 2004, due December 28, 2004,                                105,000
               bearing  interest  at the  rate  of 18%  per  year.  The  note is collateralized  by a security  interest in proceeds from the sale of net  operating  losses  under  the  State  of New  Jersey  Tax
               Transfer Program.

               Two  promissory  notes  issued  to  an  accredited   investor  in                                370,000
               September  2004,  bearing  interest  at the rate of 8% per annum, payable on demand.

               Demand loan extended by an accredited investor in March 2004, bearing no interest.                15,000
                                                                                                       ----------------
                 Total Short Term Debt                                                                 $      1,003,437
                                                                                                       ----------------

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

LONG TERM DEBT

Long-term debt at September 30, 2004, is as follows:

               One  non-interest  bearing  Promissory  Note  dated May 20,  2003 maturing  May 20,  2005  convertible  at the option of the holder
               into common shares at a rate of $0.25/share.                                            $          5,000

               One Promissory  Note dated August 11, 2003,  maturing  August 11,                                 25,000
               2005,  bearing  8%  interest  payable  in form of stock  purchase warrants  valued at $0.25 per share.  The note is  convertible at the  option  of the  holder  into  common  shares  at the rate of
               $.25/share.  The note was  accompanied  by the issuance of 50,000
               3-year common stock  purchase  warrants  exercisable at $0.50 per share.

               Convertible  Promissory  Note  to an  accredited  investor  dated                                 50,000
               August 8, 2003, maturing August 8, 2005, bearing no interest. The note is convertible into restricted shares of common stock at the option of the holder, at a rate of $0.25 per share.

               Nine non-interest bearing convertible notes dated between October                                 73,750
               22,  2002  and  December  30,  2002  issued  to  nine  accredited investors,  maturing  between  October 22, 2004 and  December 30,
               2004, convertible at the option of the holders into common shares at the rate of $.25/share.

               Two  promissory  notes issued to two accredited  investors  dated                                 50,000
               July 31, 2002 and maturing on July 26, 2004.  They remain open as of September 30, 2004. The notes are convertible at the option of the holder into common stock at the rate of $0.25 per share.
                                                                                                       ----------------
                                                                                                                203,750
                                                                                                                 (9,913)
         Less Discount for Warrants  issued in  association  with  Promissory  Notes
                                                                                                      -----------------
                                                                                                                193,837
         Less Current Maturities                                                                               (193,837)
                                                                                                      -----------------
         Total Long Term Debt                                                                         $               0
                                                                                                      =================

                 Total Short Term Debt                                                                $       1,003,437
                                                                                                      -----------------

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

RELATED PARTY TRANSACTIONS

      Between September 6, 2002 and December 28, 2002 a corporate entity owned by Company affiliates extended loans evidenced by promissory notes totaling $142,500 to the Company. As of June 30, 2004 the notes were fully repaid.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2004:

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

As a result of the 55% selling price reduction implemented on June 1, 2003, the Company's results of operations now include unit volume statistics, which, management believes, will provide a more accurate depiction of the increase in revenues that were attained during the quarter ended September 30, 2004. Each unit consists of one box of RESURGEX(R) or RESURGEX PLUS(TM). Each box represents a one-week supply for one individual assuming the individual is consuming the product in compliance with the recommended dosage.

Unit sales for the quarter ended September 30, 2004 increased 70% to 7,762 units compared to 4,555 units in the third quarter of last year. Total Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the quarter ended September 30, 2004 were $307,140 compared to $183,688 an increase of $123,451 or 67% from the third quarter last year.

Unit sales for the three quarters ended September 30, 2004 increased 157% to 21,500 units compared to 8,373 units in the three quarters ended September 30, 2003. Total Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the three quarters ended September 30, 2004 were $792,147 compared to $496,800 an increase of $295,347 or 59% from the three quarters ended September 30, 2003.

Total Revenues generated from the sales of RESURGEX(R) and RESURGEX PLUS(R) for the quarter ended September 30, 2004 were $307,140 which increased by 18% over the revenues of $260,894 generated in the quarter ended June 30, 2004.

At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended September 30, 2004 amounted to $112,323 for a 37% gross margin. Gross Profit was lower than expected for the quarter ended September 30, 2004 due to a sudden escalation in the price of a raw material (CoQ10-Coenzyme Q10). The Company has subsequently lowered and stabilized the cost of this raw material by committing to annual purchases based on current projections. Management does not believe future Gross Profit margins will be impacted beyond the fourth quarter of 2004.

After deducting research and development costs, selling, general and administrative expenses of $1,187,193 the Company realized an operating loss of $1,074,870 for the quarter ended September 30, 2004. Included in selling, general and administrative expenses are non-cash outlays of $500,150 for professional fees and compensation, all of which were paid through issuance of restricted stock and stock purchase warrants. As required by current SEC guidelines the Company recorded such transactions at the fair market price on the date of issuance. Non-operating expenses for the quarter ended September 30, 2004, totaled $226,266. Such expenses in the amount of $110,867 were made up primarily of non-cash expenditures, in the form of restricted stock and/or warrants issued in lieu of interest and loan origination fees. The balance of $115,399 was paid to fulfill the Company's licensing fee obligation associated with its proprietary ingredient SOD/Gliadin.

The net result for the quarter ended September 30, 2004, was a loss of $1,301,136 or $0.03 per share, compared to a loss of $637,456 or $0.03 per share for the quarter ended September 30, 2003. The net result as of September 30, 2004 was significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations as well as the cost of acquiring needed working capital. Management does not consider this atypical for a new company engaged in launching new products. The Company will continue to invest in further expanding its operations and in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At this stage of the Company's development, its operations were generally financed by loans and new equity investments through private placements with accredited investors. The Company had obtained loans and new equity capital that supplied the majority of the funds needed to finance operations during the prior reporting period; such investments totaled $539,236. The Company had a working capital deficit of $493,937 at the end of the quarter.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

            Prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures, as of the end of the period covered by this report, are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

      (b) Changes in Internal Controls.

            There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and the Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

      - None

Item 2 CHANGES IN SECURITIES

      (a) - None

      (b) - None

      (c) Issuance of unregistered securities

During the quarter ended September 30, 2004, the Company issued the following unregistered securities:

      (i) 418,652 shares of its common stock to three creditors pursuant to the conversion of promissory notes and interest thereon, with a face value of $144,528 .

      (ii) 377,859 shares of its common stock to an investor pursuant to his exercise of warrants for such number of shares, which resulted in the receipt by the Company of $64,236 in cash.

      (iii) Warrants for the purchase of 158,810 common shares to a financial consulting firm, for services performed, exercisable during three years at $0.45 per share, and warrants for the purchase of 60,000 common shares to assignees of a creditor for a loan origination fee for a short-term loan of $105,000. Such warrants are exercisable during three years at $0.25 per share.

      (iv) 58,667 shares of its common stock to three creditors, for interest.

      (v) 71,429 shares of its common stock accompanied by warrants for the purchase of 107,144 common shares, exercisable during periods ranging from one to five years at prices ranging from $0.45 to $0.75 per share, to assignees of the Company's outside general legal counsel, for services performed.

      (vi) 282,406 shares of its common stock to two independent consultants and a marketing firm, for professional services rendered and for advertising programs.

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

      31.1  Certification of Jerry E. Swon, Chief Executive Officer, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification of Frank Guarino, Chief Financial Officer, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

      32.2 Certification of Frank Guarino, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K:

      There were no 8-K's filed during the period ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MILLENIUM BIOTECHNOLOGIES GROUP, INC.




Date:   November 12, 2004           By: /s/  Frank Guarino
                                        ------------------------
                                        Frank Guarino
                                        Chief Financial Officer
                                        Chief Accounting Officer