Form 10KSB
period 2004-12-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2005-04-15
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the fiscal year ended December 31, 2004, were $1,083,458.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 31, 2005. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 31, 2005, ($0.51), the aggregate market value of the 32,724,663 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 31, 2005, was approximately $16,689,578. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 31, 2005, 43,318,899 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, and 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                                    CONTENTS


PART I.                                                                                                          Page
                                                                                                                 ----
        Item  1.  Business........................................................................................  3

        Item  2.  Properties...................................................................................... 15

        Item  3.  Legal Proceedings............................................................................... 15

        Item  4.  Submission of Matters to a Vote of Security Holders............................................. 15

PART II.

        Item  5.  Market for Registrant's Common Equity,  Related Stockholder Matters
                  And Small business Issuer Purchases of Equity Securities ....................................... 16

        Item  6.  Management's' Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................................... 18

        Item  7.  Financial Statements............................................................................ 22

        Item  8.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure............................................................................ 22

        Item 8A.  Controls and Procedures......................................................................... 22

        Item 8B.  Other Information............................................................................... 22

PART III.

        Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act............................................... 23

        Item 10.  Executive Compensation.......................................................................... 26

        Item 11.  Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters................................................................. 28

        Item 12.  Certain Relationships and Related Transactions.................................................. 29

        Item 13.  Exhibits and Reports on Form 8-K................................................................ 30

        Item 14.  Principal Accountant Fees and Services ......................................................... 31

                  Signatures...................................................................................... 32

                  Exhibit Index .................................................................................. 33


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

      Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(R) and RESURGEX PLUS(R), which provide nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. In the fourth quarter of 2003, the Company launched an exclusive ingredient called Defenzyme(TM) into the medical market. Defenzyme(TM) is the first orally effective, vegetarian form of superoxide dismutase- the body's primary antioxidant defense enzyme.

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

      Narrative Description of Business

ABOUT MILLENNIUM

      Millennium has developed and is selling two patented nutritional formulas, RESURGEX(R) and RESURGEX PLUS(TM), that play an important role as a nutritional adjunct to the medical treatment for certain chronic immuno-compromising debilitating diseases such as Acquired Immune Deficiency Syndrome ("AIDS"), hepatitis and cancer. Those infected with AIDS/HIV (Human Immuno-deficiency
Virus) and other chronic debilitating diseases present a multitude of medical/nutritional problems, which include weight loss, immune dysfunction, free-radical pathology and loss of energy production. We believe that RESURGEX(R) and RESURGEX PLUS(TM) are the first multi-component nutritional supplements designed to deal with the multiple nutritional needs of the immuno-compromised individual. Specifically, RESURGEX(R) and RESURGEX PLUS(TM) have been formulated to address the loss of lean muscle (wasting), nutrient depletion, immune support, mitochondrial dysfunction (energy loss) and oxidative stress (free-radical damage) in individuals undergoing medical treatment for chronic immuno-compromised medical conditions.

      Our proprietary formulations combine a unique blend of nutritional components that enable individuals to better tolerate the nutritional concerns of their illness and the side effects brought on by common medication regimes. The pleasant taste of RESURGEX(R) and RESURGEX PLUS(TM) were designed to promote sustained acceptance under long-term use and, we believe, should have a significant impact on patients' propensity to follow an ongoing regimen of compliance.

      In  December,  2003 we launched an  exclusive  ingredient  product  called
Defenzyme(TM) into the medical market. Defenzyme(TM) is the first orally effective, vegetarian form of superoxide dismutase- the body's primary antioxidant defense enzyme. Defenzyme(TM) was designed to reduce oxidative stress, reduce lactic acid and increase overall antioxidant defense. We have not had material sales to date for Defenzyme(TM) due to the lack of resources to effectively market the product.

General Description

      RESURGEX(R) and RESURGEX PLUS(R) are unique multi-component nutritional formulas that were designed to address the multiple nutritional needs (oxidative stress, lean tissue loss, energy depletion, immune support) of immuno-compromised conditions as an adjunct to medical treatment.

      Both RESURGEX(R) and RESURGEX PLUS(R) have been positioned to provide for a comprehensive, high quality alternative to traditional high sugar, high fat supplements that comprised primarily of corn oil, corn syrup and sucrose or the "single magic bullet" products that only address one of the several nutritional needs and concerns of the individual.

      RESURGEX(R)  is the first low fat (1g),  low sugar  (5g),  low calorie (90
Kcal) enteral nutritional formula (may be administered orally or may be fed through a gastro intestinal tube) to provide multiple comprehensive nutritional regimens into one delicious and convenient drink. It is commonly used as a nutritional supplement to meals.

      RESURGEX PLUS(R) is the first high protein (21g), high calorie (400 Kcal) enteral nutritional formula to provide multiple comprehensive nutritional regimens into one delicious and convenient drink. It is commonly used as a meal replacement or can be used as a sole source of nutrition as directed by a physician. Concentrated calories are derived from high quality food sources as opposed to typical corn oil, sucrose and corn syrup found in other nutritional supplements.

      Both RESURGEX(R) and RESURGEX PLUS(R) contain a comprehensive mix of specialized nutrients that contribute to one or more aspects of support - immune, energy, antioxidant and maintenance of lean tissue - such as high quality undenatured whey protein, CoQ10, Nucleotides, D-Ribose, L-Carnitine, Ornithine Ketogluterate (OKG), Beta Glucans, Branched Chain Amino Acids and other important ingredients. Our exclusive, proprietary ingredient in both products is SOD/Gliadin or GLISODIN(TM) (superoxide dismutase), an orally available form of the cell's master antioxidant defense that is involved in numerous important functions in the body.

      While all the ingredients listed in the previous paragraph represent several important nutraceuticals in both formulas, DEFENZYME(TM) also known as GLISODIN(TM) ("SOD/gliadin") is an integral component of RESURGEX(R) and RESURGEX PLUS(TM) SOD/gliadin is a unique patented, vegetarian form of the cell's master cellular defENSE enzyme, developed for oral use. In July 2001, Millennium entered into an exclusive license agreement with Isocell S.A., the holder of the patent for SOD/gliadin. Pursuant to the license, Millennium has the exclusive North American rights to purchase, promote and distribute SOD/gliadin in the channel of distribution for direct sale of nutraceutical products to the medical markets.

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

      o RESURGEX(R) was awarded a use and composition patent (which covers RESURGEX PLUS(R))

      o High Quality Undenatured Protein

      o Concentrated High Quality Calories in RESURGEX PLUS(TM), Low Calories in RESURGEX(R)

      o Comprehensive Nutrient Mix

      o Iron Free

Tastes Good

      o Good Flavor

      o Smooth Texture

Easy To Use

      o Single-Serving Dosage

      o Mixes Easily

      o Convenient Anytime, Anywhere

      o Just Add Cold Water - Mix and Shake

      o Great For Travel

Principal Market

      The principal market for the Company's products consists of patients whose immune systems have been compromised as a result of chronic and acute viral based infections and are receiving medical care. The first market segment targeted by the Company is patients infected by HIV/AIDS. Management believes that there is a significant demand and expanding market for RESURGEX(R) and RESURGEX PLUS(TM) because of the large population of HIV infected persons. Nutritional supplements are steadily becoming an important adjunct in the treatment of people living with HIV and AIDS. Both products are enteral nutritional supplements targeted to nutritionally support immuno-compromised individuals undergoing medical treatment for chronic debilitating conditions that cause tissue wasting (weight loss), oxidative stress, mitochondrial failure (fatigue/low energy) and immune dysfunction.

      In the long term, the Company plans to expand its focus on other conditions where nutritional support as an adjunct to medical care is required. In addition, we plan to explore RESURGEX(TM)(R) and RESURGEX PLUS(TM) applications to the health market as a supplement to enhancing health and well being. The Company also plans to further develop the distribution of its stand alone product Defenzyme(TM) in the medical markets.

Intellectual Property

      Millennium owns all rights to the formulations of RESURGEX(R) and RESURGEX PLUS(TM) and has filed a compositional patent application with respect to these formulations. RESURGEX is a registered trademark and Millennium has filed for trademark protection for the names "RESURGEX PLUS" and "Defenzyme". These applications are presently pending before the United States Patent and Trademark Office. On January 7, 2003, RESURGEX(R) was issued a Use and Composition Patent (United States Patent 6,503,506 Nutrient therapy for immuno-compromised patients). In addition, the Company relies on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently try to develop the same or similar technology; however they would be infringing upon our patent and would not have access to an important proprietary ingredient GliSODin(R). In addition they would not immediately have Federal HCPCS Codes or approval for reimbursement on formularies.

      On July 25, 2001, Millennium obtained an exclusive limited patent sublicense and distribution right from Isocell SA, a French company, which owns the rights to the combination of oral administrable SOD/gliadin (GliSODin(R)). Isocell SA also owns the United States patent for Pharmaceutical compositions containing a Superoxide Dismutase which includes gliadin. Pursuant to the License Agreement with Isocell SA, Millennium is granted an exclusive sublicense to promote and distribute GliSODin(R) for use as a dietary supplement or functional food in certain defined medical market channels of distribution in North America involving direct sales of nutraceutical products to the medical markets.

      The License Agreement provides for the sale of GliSODin(R) to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of GliSODin(R) do not meet agreed upon terms for any calendar quarter during the term.

Regulatory Environment

      The manufacturing, processing, formulation, packaging, labeling and advertising of RESURGEX(R), RESURGEX PLUS(R) and Defenzyme(TM) are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company sells and plans to sell RESURGEX(R), RESURGEX PLUS(R) and DEFENZYME(TM).

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

      The Federal Trade Commission ("FTC") regulates advertising of dietary supplements such as RESURGEX(R), RESURGEX PLUS(R) AND DEFENZYME(TM). The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines. Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

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

      With inclusion in FDB, some state Medicaid organizations qualify RESURGEX(R) and RESURGEX PLUS(R) automatically under the open formulary system. Other states, require a more formal application process, among them the State of New York. Millennium applied for approval by Medicaid and ADAP (Aids Drug
Assistance  Program)  for  the  State  of New  York.  Effective  June  1,  2003,
RESURGEX(R) was approved for Medicaid reimbursement in New York State, and is now reimbursed by additional state programs such as the ADAP program (the AIDS Drug Assistance Program) in New York. RESURGEX PLUS(R) is reimbursed in Pennsylvania, where the program is referred to as the SPBP (Special Pharmaceutical Benefits Program). These programs allow individuals living with HIV/AIDS access to the product with annual income as high as $50,000 per year. The Company is also targeting the medical markets with RESURGEX(R) and/or RESURGEX PLUS(R) and obtaining Medicaid reimbursement in New Jersey, Connecticut, California, Nevada, Pennsylvania, Maine, and Michigan. It is important to note that both RESURGEX(R) and RESURGEX PLUS(TM) have been assigned Federal HCPCS Codes from the Centers of Medicaid and Medicare Services. Some states require HCPCS codes as a prerequisite before a formal Medicaid reimbursement application is accepted.

Marketing Strategy

      Millennium has completed it's six month clinical pilot study "Evaluating the Effects of RESURGEX(R) on Metabolic, Virological, and Immunological Parameters in HIV/AIDS Patients" The goal of the study was to demonstrate that RESURGEX(R) is safe and effective when used as a nutritional adjunct to medical care for the clinical management of patients with HIV-1 infection, as demonstrated by improvements in Quality-of-Life parameters, functional status and in markers of disease progression. The study results provided statistical significance in a variety of parameters that had a positive impact on the quality of life in patients who took Resurgex(R).

      With the confirmation of these trial results and the three years servicing the HIV/AIDS sector, Millennium is successfully proving its business model. The model called for the development of a pleasant tasting, easily reconstituted, efficacious nutritional supplement that would be reimbursed by government agencies. To date, over one million servings have been consumed without any adverse reactions or side effects reported. With this success, Millennium is now ready to consider additional opportunities in the immuno-compromised sector and is prepared to service the oncology marketplace. From a nutritional standpoint, the oncology patient suffers similar issues as those with AIDS - oxidative stress, energy loss, lean tissue loss and immune suppression. With the multitude of nutritional formulas offering significant quantities of corn oil (fat) and sucrose (sugar) as nutritional support, RESURGEX(R) and RESURGEX PLUS(R) represents the first comprehensive nutritional formulas that address the multiple nutritional needs of immunocompromised patients without the fat and sugar. For the oncology patient suffering from fatigue, muscle loss and oxidative stress, RESURGEX(R) and RESURGEX PLUS(R) finally offers patients an alternative choice for meaningful nutritional support as an adjunct to their medical care.

      Considering all of the above factors, Millennium is now actively exploring additional sales and marketing opportunities and relationships with other companies that posses additional resources and existing platforms of distribution.

Research and Development

During 2003, the Company spent $10,007 on research and development of its products and during 2004, the Company spent $65,272 on research and development of its products.

Competition

      There  are  many  other  nutraceutical  products  on the  market  that are reimbursed by Medicaid as dietary supplements in the field of immuno-deficiencies. These products tend to be of a high content of corn oil and corn syrup (fat and sugar). Millennium has found the nutritional market to be very receptive to our alternative to fat and sugar, which is the multi-component approach to nutritional supplementation (please read the section titled "How the Product Works" above for a full description) used in RESURGEX(R) AND RESURGEX PLUS(TM). Please see "Risk Factors- Competition" below.

Product Production

      All manufacturing, warehousing and distribution functions are outsourced to various vendors and suppliers.

Seasonality and Dependency

      The industry segment in which the Company does business is not seasonal.

Employees

      As of December 31, 2004, the Company employed seven persons, of whom two are primarily engaged in research and development and product support activities, two are primarily engaged in sales and marketing, and four are engaged in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.

                                  RISK FACTORS

      The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

WE HAVE OPERATED AT A LOSS AND CANNOT ASSURE THAT WE WILL BE ABLE TO ATTAIN PROFITABLE OPERATIONS.

      Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2004, we generated revenues of $1,083,458 from sales of our three products. However, during this period we realized net losses of $5,398,574. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

WE REQUIRE ADDITIONAL FUNDING TO MAINTAIN OUR OPERATIONS AND TO FURTHER DEVELOP OUR BUSINESS. OUR INABILITY TO OBTAIN ADDITIONAL FINANCING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

      Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have steadily increased since we began marketing our first product in September 2001, our operating expenses are significantly greater than our revenues. On April 30, 2004, we obtained gross proceeds of $2,000,000 from a private offering of our securities. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs until the fourth quarter of 2004. During the fourth quarter of 2004 and in the first quarter of 2005 the Company obtained new loans totaling $832,000 to fund ongoing working capital requirements for the combined periods. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

OUR YEAR END AUDITED FINANCIAL STATEMENTS CONTAIN A "GOING CONCERN" EXPLANATORY PARAGRAPH. OUR INABILITY TO CONTINUE AS A GOING CONCERN WOULD REQUIRE A RESTATEMENT OF ASSETS AND LIABILITIES ON A LIQUIDATION BASIS, WHICH WOULD DIFFER MATERIALLY AND ADVERSELY FROM THE GOING CONCERN BASIS ON WHICH OUR FINANCIAL STATEMENTS INCLUDED IN THIS REPORT HAVE BEEN PREPARED.

Our consolidated financial statements for the year ended December 31, 2004 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, "Part II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources."

WE ARE DEPENDENT UPON STATE MEDICAID REIMBURSEMENTS. IF WE ARE UNABLE TO OBTAIN SUCH APPROVALS IN KEY STATES, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

      We will be dependent upon approval of the RESURGEX(R) and RESURGEX PLUS(R) products and other proposed products for reimbursement by state Medicaid programs. We believe that a large proportion of our proposed market which is comprised of patients whose immune systems have been compromised as a result of chronic and acute viral based infections, may not have the means to afford our current or proposed products. Accordingly, the successful marketing of RESURGEX(R) and RESURGEX PLUS(R) will depend in large part upon support of Medicaid and other organizations that provide reimbursement programs. We will need to obtain approval of these products by various Medicaid state agencies in order that customers will be able to qualify for reimbursement when the products are prescribed by their medical caregivers. Although the products have been reimbursed in the States of New York, Connecticut, New Jersey and Pennsylvania where we have commenced marketing of our products, there can be no assurance that our applications for inclusion of our products in the Medicaid programs of other states will be approved. Failure to obtain such approvals may have a material adverse effect on our future business.

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION.

      The packaging, labeling, advertising, promotion, distribution and sale of RESURGEX(R) and RESURGEX PLUS(TM) and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

OUR INVOLVEMENT IN DEFENDING PRODUCT LIABILITY CLAIMS COULD HAVE A DETRIMENTAL EFFECT ON OUR OPERATIONS.

      Like other retailers and distributors of products designed for human consumption, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We may be subjected to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. We carry
$5,000,000 of product liability insurance. Thus, any product liabilities exceeding our coverage relating to our products could have a material adverse effect on our business, financial condition and results of operations.

WE FACE SIGNIFICANT COMPETITION.

      The biotechnology and nutraceutical supplement industries are highly competitive and subject to significant and rapid technological change.
Developments by our competitors may render our products obsolete or noncompetitive. Numerous companies compete in our market, many of which have greater size and financial, personnel, distribution and other resources greater than ours. Our principal competition in the distribution channels where we are marketing our current products and where we intend to market other products, comes from a limited number of large nationally known manufacturers and many smaller manufacturers of nutraceutical supplements. In addition, large pharmaceutical companies compete with us on a limited basis in the nutraceutical supplement market. Increased competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess distribution and marketing capabilities far greater than ours. We also face competition in mass market distribution channels from private label nutraceutical supplements offered by health and natural food store chains and drugstore chains. We cannot assure that we will be able to compete.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR WE INFRINGE ON INTELLECTUAL PROPERTY OF OTHERS, OUR BUSINESS AND FINANCIAL CONDITION MAY BE MATERIALLY AND ADVERSELY AFFECTED.

      We own all rights to the formulation of RESURGEX(R) and RESURGEX PLUS(R), have a use and compositional patent with respect to RESURGEX(R) (which covers RESURGEX PLUS(R)). We also have registered trademarks for the names "RESURGEX" and "RESURGEX PLUS". We have filed patent applications internationally with regards to RESURGEX(R) AND RESURGEX PLUS(R). No assurance can be given that patents will be issued from pending applications or that there rights, if issued and the rights from our existing patents and registered name will afford us adequate protections. In addition, we rely on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or produce products which provide the same benefits as RESURGEX(R) and RESURGEX PLUS(R) or our other proposed products.

      Although we will seek to ensure that our products do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. Any infringement claims by third parties against us may have a material adverse effect on our business, financial condition and results of operations.

BECAUSE OUR BOARD CAN ISSUE COMMON STOCK WITHOUT STOCKHOLDER APPROVAL, YOU COULD EXPERIENCE SUBSTANTIAL DILUTION.

      Our Board of Directors has the authority to issue up to 75,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 31, 2005, 65,354,893 shares are issued and outstanding or reserved for issuance on a fully-dilluted basis. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

ANTI-TAKEOVER   PROVISIONS  OF  THE  DELAWARE  GENERAL   CORPORATION  LAW  COULD
DISCOURAGE A MERGER OR OTHER TYPE OF CORPORATE REORGANIZATION OR A CHANGE IN CONTROL EVEN IF THEY COULD BE FAVORABLE TO THE INTERESTS OF OUR STOCKHOLDERS.

      The Delaware General Corporation Law contains provisions which may enable our management to retain control and resist a takeover of us. These provisions generally prevent us from engaging in a broad range of business combinations with an owner of 15% or more of our outstanding voting stock for a period of three years from the date that this person acquires his stock. Accordingly, these provisions could discourage or make more difficult a change in control or a merger or other type of corporate reorganization even if they could be favorable to the interests of our stockholders.

WE DO NOT INTEND TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.


      We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in its business and do not anticipate paying any cash dividends in the foreseeable future. Moreover, no cash dividends may be declared or paid on our common stock if, and as long as, our Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely that we will declare any cash dividends on our common stock in the foreseeable future.


WE CANNOT ASSURE THAT THERE WILL BE A SUSTAINED PUBLIC MARKET FOR OUR COMMON STOCK.

      At present, our common stock is quoted on the OTC Bulletin Board and tradable in the over-the-counter market. Our common stock is not traded on a sustained basis or with significant volume. In addition, we currently do not meet the requirements for listing our common stock on NASDAQ or a national securities exchange and we cannot assure if or when our common stock will be listed on such an exchange. For the foregoing reasons, we cannot assure that there will be a significant and sustained public market for the sale of our common stock. Accordingly, if you purchase our common stock, you may be unable to resell it. In the absence of any readily available secondary market for our common stock, you may experience great difficulty in selling your shares at or near the price that you originally paid.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

      The market price of our common stock may fluctuate significantly in response to the following factors:

o     variations in quarterly operating results;

o     our announcements of significant contracts, milestones, acquisitions;

o     our relationships with other companies or capital commitments;

o     additions or departures of key personnel;

o     sales of common stock or termination of stock transfer restrictions;

o     changes in financial estimates by securities analysts; and

o     fluctuations in stock market price and volume.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED IF A SIGNIFICANT AMOUNT OF SHARES ARE SOLD IN THE PUBLIC MARKET.

As of April 14, 2005, approximately 14,100,000 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of April 14, 2005, we had warrants outstanding for the purchase of an aggregate of 17,968,913 shares of our common stock, and stock options for 2,255,312 shares. 12,739,689 of the shares issuable upon exercise of the warrants have been registered pursuant to agreements between us and the selling stockholders, requiring us to register their shares for resale under the Securities Act. Registration of the shares permits the sale of the shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

OUR SHARES ARE SUBJECT TO THE PENNY STOCK REFORM ACT.

      Our shares are subject to the Penny Stock Reform Act of 1990 which may potentially decrease your ability to easily transfer our shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our shares immediately following this offering will likely be subject to such penny stock rules, investors in this offering will in all likelihood find it more difficult to sell their securities.

      Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

      None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

      The Company's common stock currently trades in the OTC market and is quoted on the Electronic Bulletin Board of the OTC market, under the symbol MBTG. The following table sets forth, for the calendar quarters indicated during the last two fiscal years and the first quarter of fiscal 2005, the high and low quotations of the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

                                                           OTC-BB
                                                           ------
                                              High/Bid                  Low/Bid
                                              --------                  -------
2003

            First Quarter .................   $   0.60                $    0.25
            Second Quarter ..............         0.80                     0.20
            Third Quarter .....................   1.55                     0.25
            Fourth Quarter ...................    1.35                     0.69

2004

            First Quarter .................   $   0.85                $    0.51
            Second Quarter ..............         0.87                     0.44
            Third Quarter .....................   0.58                     0.17
            Fourth Quarter ...................    0.35                     0.18

2005

            First Quarter .................   $   0.52                $    0.25


(b) Stockholders

      As of March 31, 2005, there were approximately 360 stockholders of record for the Company's Common Stock. The number of record holders does not include stockholders whose securities are held in street names. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock and 67 holders of record of the Company's Series C Preferred Stock.

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

Recent Issues of  Unregistered Securities

      During the fourth quarter of 2004 the Company issued the following unregistered securities:

(i) 78,950 shares of common stock to five accredited investors who had exercised warrants during the second quarter in 2004 which exercise had previously been reported in the Company's report on Form 10-QSB.

(ii) 50,000 shares of common stock to an accredited investor pursuant to a private placement subscription under Section 4(2), Rule 506 of Regulation D of the Securities Act, which resulted in the receipt by the Company of $22,500 in cash. The cash and agreement for this private placement was received during the first quarter of 2004.

(iii) Warrants for the purchase of 150,000 shares of common stock, exercisable at the price of $0.25 per share, to an officer of the Company as compensation. The Warrants were issued pursuant to an addendum to an employment agreement the original employment agreement was dated May 2001.

(iv) Options for 766,392 shares of common stock to Carl Germano pursuant to the terms of his employment agreement. These securities vested over the past three years pursuant to an employment agreement dated May 2001.

(v) 342,857 shares of common stock to a lender against cancellation of $120,000 promissory notes under Section 4(2), Rule 506 of Regulation D of the Securities Act

(vi) 264,265 shares of common stock to four creditors in lieu of interest, and as consideration for the extension of the due date of notes payable. Such extensions date back to the first quarter of 2004.

(vii) 367,644 shares of common stock to certain officers and directors of the Company for compensation, and 19,915 shares of common stock to an employee in lieu of $3,862 salary.

The foregoing issuances of securities were private transactions and exempt from registration under section 4(2) of the Securities Act and/or regulation D rule 506 promulgated under the Securities Act.

In addition, the Company cancelled 33,770 outstanding common shares previously issued for services, and repurchased and subsequently cancelled 100,000 common shares for $30,000 previously issued in a barter arrangement for advertising services.

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

Securities authorized for issuance under equity compensation plans

See the information contained in Footnote 14 to the Company's Consolidated Financial Statements attached hereto. None of the equity compensation plans, consisting of individual stock options and warrants, were approved by security holders.

Purchases of Equity Securities


                                                                  Total number of          Maximum number
                                                                  shares purchased as      of shares that may
                       Total number of        Average price       part of a publicly       yet be purchased
Period                 shares purchased       paid per share      announced plan           under the plan
------                 ----------------       --------------      -------------------      ------------------
June 1, 2004
 - June 30, 2004            100,000               $0.30                   0                        0



ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The selected financial information presented below under the captions "Balance Sheet" and "Statement of Operations" for the years ended December 31, 2004 and 2003 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      The financial data are those of Millennium Biotechnologies Group, Inc. including the operations of Millennium Biotechnologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

      SELECTED FINANCIAL DATA

      Balance Sheet                          December 31,
                                             -----------
                                                 2004
                                                 ----
           Total assets .................   $ 1,122,034
           Current liabilities ..........     2,096,040
           Long-term liabilities ........        25,000
           Working capital ..............    (1,270,694)
           Shareholders' equity (deficit)   $  (999,006)


      Statement of Operations               For the Year Ended December 31,
                                            -------------------------------
                                                2004               2003
                                                ----               ----
           Total revenues ................  $ 1,083,458      $   726,986
           Operating income (loss) .......   (4,886,365)      (4,275,916)
           Net (loss) ....................   (5,398,574)      (4,936,860)

           Net loss per common share .....  $     (0.14)     $     (0.22)
           Number of shares used in
           computing per share data ......   38,034,860       22,004,389

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003:

      Due to a price adjustment implemented on June 1, 2003 related to New York Medicaid approval, the Company's results of operations now include unit volume statistics, which, management believes, will provide a more accurate depiction of the increase in revenues that were attained during the year ended December 31, 2004 when compared to 2003. Each unit consists of one box of RESURGEX(R) or RESURGEX PLUS(TM). Each box represents a one-week supply for one individual assuming the individual is consuming the product in compliance with the recommended dosage.

      Unit sales for the year ended December 31, 2004 increased 85% to 26,716 units compared to 14,424 units during the prior year. Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R), and Defenzyme(TM)(Defenzyme(TM) sales were not included in 2003) for the year ended December 31, 2004 were $1,083,458, an increase of 49% from last year. Sales of Defenzyme(TM) have not been material to date because the Company has not had adequate resources to devote to the marketing of Defenzyme(TM). The volume increase and the resulting increase in total revenues is almost entirely attributable to further cultivation of specific distribution channels in the New York Tri-State area.

      Unit sales for the quarter ended December 31, 2004 increased 25% to 7,539 units compared to 6,051 in unit sales during the quarter ended December 31, 2003. Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R) and Defenzyme(TM) for the quarter ended December 31, 2004 were $311,311, an increase of $91,125 or 35% from the fourth quarter 2003 which had total revenues of $230,186.

      At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

      Gross profits for the year ended December 31, 2004 amounted to $361,944 for a 33.4% gross margin. Gross profits increased $270,292 or 297% for the year ended December 31, 2004 compared to $91,152 for the year ended December 31, 2003. The increase in gross profits in 2004 was attributable to the increase in sales earned during the period and the implementation of more cost effective packaging for the entire year as opposed to a portion of the year which was the case in 2003.

      After deducting research and development costs of $65,272 and selling, general and administrative expenses of $5,183,057, the Company realized an operating loss of $4,886,365. Included in selling, general and administrative expenses are $2,307,615 non-cash outlays in the form of restricted stock and warrants issued for professional fees, interest and compensation. As required by current SEC guidelines the Company recorded such transactions at the fair market price on the date of issuance. Non-operating expenses totaled $722,837 for the year ended December 31, 2004.

      The  net  result  for the  year  ended  December  31,  2004  was a loss of
$5,398,574  or $0.14 per share,  compared to a loss of  $4,936,860  or $0.22 per share for the prior year. The years' 2003 and 2004 net results were significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations as well as the supporting administrative infrastructure, resulting in relatively high operating expenses. Management does not consider this atypical for a company engaged in launching new products. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

      All though the Company's revenues have increased, it is still operating at a loss. The Company's business operations generally have been financed by new equity investments through private placements with accredited investors. During 2004, the Company obtained new equity capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of approximately $2.8 million. In addition, the Company obtained $185,000 from borrowings, net of debt repayments, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.25 per share

(see Notes to Financial Statements"). While these funds sufficed to compensate for the negative cash flow from operations, they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the year was severely constrained, with working capital showing a deficit of $1,270,694. During the fourth quarter of 2004 and in the first quarter of 2005 the Company obtained new loans totaling $832,000 to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. See "Risk Factors: We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business" in Item 1. Business above.

      Management is currently in discussions with several entities in order to obtain further debt and/or equity financing to satisfy the Company's capital needs until such time as cash flow from sales increases to an extent that it will meet cash requirements of operations. Management expects, but cannot assure, it will be able to successfully conclude such discussions.

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

      In 2004, the FASB issued SFAS Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). His Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have a significant impact on the Company's results of operation or financial position.

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

      We  do  not  have  any  transactions,   agreements  or  other  contractual
arrangements that constitute off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

      Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As disclosed in our Current Report on Form 8-K filed with the Commission on April , 2005, on March 31, 2005 Rosenberg Rich Baker Berman & Company ("RRBB") resigned as our principal independent registered public accounting firm and we engaged Bagell, Josephs & Company, LLC as our independent registered public accounting firm to audit our financial statements. There were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB, would have caused RRBB to make reference to the matter in its reports.

      Aside from the foregoing, there have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

ITEM 8A: CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

ITEM 8 B: OTHER INFORMATION

None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information about all directors and executive officers of the Company are as follows:


      Name                                    Position                                    Term(s) of Office
      ----                                    --------                                    -----------------
Jerry E. Swon, 55                   President, Chief Executive Officer,             Jul.27, 2001 until present
                                    Chairman of the Board of the Company

Frank Guarino, 30                   Chief Financial Officer                         Oct.15, 2001 until present

Michael G. Martin, 53               Company Director                                Oct.15, 2001 until present

David Sargoy, 45                    Company Director                                Oct.15, 2001 until present

Carl Germano, 50                    Executive Vice President, Research              May 15, 2001 until present
                                    and Product Development


---------------

      There are no other family relationships among the Company's officers and directors. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board.

      Bruce L. Deichl resigned as our Chief Operating Officer, Secretary and Director in 2004.

      A summary of the business experience for each of our officers and directors is as follows:

Jerry E. Swon

      Mr. Swon, a founder of Millennium, has been Millennium's President and Chief Executive Officer since its formation, and the Company's President, Chief Executive Officer and Chairman of the Board since July 27, 2001. Prior to joining Millennium, and since 1992, Mr. Swon was the Chief Executive Officer of Royal Capital Inc., a New Jersey based company, which provided financial consulting and corporate structuring services to private and public companies. In 1998, Mr. Swon served as Chief Executive Officer and as a Director of Magnitude Information Systems Inc., a company engaged in the design and development of ergonomic software for office uses. Mr. Swon was also co-founder of the Tax Transfer Corporation of New Jersey in 1999. Mr. Swon received a B.A. degree from Hamline University in 1972.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2004, except for Messrs. Jerry E. Swon, David Sargoy, Michael Martin, Bruce Deichl and Frank Guarino who are currently late in filing forms 4 pertaining to certain security acquisitions from the Company in 2004.

Audit Committee and Audit Committee Expert

      Audit Committee. We have an audit committee consisting of 2 members. Our securities are not listed on a national securities exchange. Accordingly, all members of the audit committee are not required to be independent. We do not have a financial expert as defined in Securities and Exchange Commission rules on the committee in the true sense of the description. However, Mr. Martin is a businessman and has 20 years of experience working with budgets, analyzing financials and dealing with financial institutions.

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

ITEM 10: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2004, December 31, 2003, and December 31, 2002, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000:


                                                     Directors           Other         Restricted     Securities        All
             Name and                                ---------           Annual           Stock       Underlying       Other
         Principal Position     Year   Salary ($)     Fee ($)       Compensation($)    Awards ($)     Options ($)    Compens.($)
         ------------------     ----   ----------     -------       ---------------   ----------     -----------     -----------
                                          (1)                            (2)                             (3)           (7)
Jerry E. Swon (4)               2004    310,577        25,000            18,000          43,125               --          --
Chief Executive Officer,        2003    274,293            --            18,000         122,885               --      21,234
President                       2002    132,308            --            10,500              --               --          --

Bruce L. Deichl (5)             2004    186,923            --            12,000          93,182               --      30,000
Chief Operating Officer,        2003    274,293            --            18,000         122,885               --          --
Secretary                       2002    132,308            --            10,500              --               --          --

Carl Germano (6)                2004    192,697            --             6,300              --               --          --
Exec. Vice President            2003    127,576            --             2,700              --               --          --
                                2002    200,000            --            10,800              --               --          --


-----------------------

(1) The value of other non-cash compensation, except for the items listed under (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.

(2)   Consists of automobile expenses allowances.

(3) The Company did not expense certain options and warrants granted to the named executives in the years 2002 to 2004 (see below).

(4) The "Salary" figure for 2004 includes $8,955 which was paid by the Company for certain expenses incurred by Mr. Swon. Mr. Swon also received as remuneration for his services as a director of the Company a payment of $25,000 listed in the "Directors Fee" column and 62,500 restricted common shares which are listed in the "Restricted Stock Awards" column. The "Salary" figure for 2003 includes $127,947 paid in form of 492,104 restricted common shares. Not included in the figures for 2002 were $117,692 deferred salary and $7,500 accrued unpaid automobile expense allowance. These amounts have substantially been paid in 2003 in form of 472,635 restricted common shares which are listed in the "Restricted Stock Awards" column. In 2002, Mr. Swon received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share.

(5) Mr. Deichl resigned as an officer and director of the Company in December 2004. In 2004 Mr. Deichl's received additionally 67,444 restricted common shares and, as remuneration for his services as a director of the Company, 62,500 restricted common shares, all of which are listed in the "Restricted Stock Awards" column. The "Salary" figure for 2003 includes $217,541 paid in form of 748,087 restricted common shares. Not included in the figures for 2002 are $117,692 deferred salary and $7,500 accrued unpaid automobile expense allowance. These amounts have substantially been paid in 2003 in form of 472,635 restricted common shares which are listed in the "Restricted Stock Awards" column. In 2002, Mr. Deichl received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share.

(6) In 2004, Mr. Germano received warrants to purchase 150,000 common shares of the Company, exercisable at $0.25 per share, and pursuant to the terms of his employment agreement options to purchase 281,769 common shares, exercisable at $0.37 per share, and pursuant to an amendment of his employment agreement further 202,854 options, exercisable at $0.37 per share. In 2003, Mr. Germano received pursuant to the terms of his employment agreement, options to purchase 180,342 common shares, exercisable at $0.37 per share. Not included in the figures for 2003 are $72,424 deferred salary and $8,100 accrued unpaid automobile expense allowance. In 2002, Mr. Germano received warrants to purchase 50,000 common shares of the Company, exercisable at $0.50 per share, and options to purchase 180,342 common shares, exercisable at $0.37 per share.

(7) Represents $137,500 and $21,234 paid to Mr. Swon during 2004 and 2003, respectively, against royalties accrued for the benefit of Jane Swon, his spouse, and 30,500 paid to Mr. Deichl during 2004 against royalties accrued for the benefit of Elayne Wishart, his spouse (see "Certain Relationships and Related Transactions").

STOCK OPTIONS /STOCK PURCHASE WARRANTS:

      The following table sets forth options and stock purchase warrants granted during 2004, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:


                                    Number of Common        % of Total Options/Warrants
                                    Shares Underlying       Granted to Employees
                                    Options and             and Directors                      Exercise            Expiration
Name                                Warrants Granted        in FY 2004                         Price ($/Sh.)       Date
----------------------------------------------------------------------------------------------------------------------------------
Carl Germano                          150,000               16                                  $0.25              10/31/06
Carl Germano                          101,427               11                                  $0.37              3/31/06
Carl Germano                          101,427               11                                  $0.37              3/31/07
Carl Germano                          281,769 )*            31                                  $0.37              3/31/08
Carl Germano                          281,769               31                                  $0.37              3/31/09


)* pertaining to fiscal year 2003, pursuant to his employment agreement.

      There were no exercises of stock options or warrants during 2003 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company:

COMPENSATION OF OUR DIRECTORS

      During 2004, each of four directors was awarded 62,500 restricted common shares of the Company for a total 250,000 shares, and each of three directors a bonus of $25,000 for a total $75,000, of which $25,000 was paid with the balance of $50,000 accrued.

EMPLOYMENT AGREEMENTS

Jerry E. Swon

      Pursuant to an employment agreement, dated April 1, 2001, with Millennium, Jerry Swon is entitled to a base salary of $150,000 per year pro rated for 2001; $250,000 per year for 2002; and $300,000 per year for the following years.

Bruce L. Deichl

      Pursuant to an employment agreement, dated April 1, 2001, with Millennium, Bruce Deichl is entitled to a base salary of $150,000 per year pro rated for 2001; $250,000 per year for 2002; and $300,000 per year for the following years. In 2004, Mr. Deichl resigned from the offices of Chief Operating Officer, Secretary and director of the Company.

Carl Germano

Pursuant to a five-year employment agreement, dated May 18, 2001, with Millennium, Carl Germano was appointed Senior Vice President of New Product Development & Research. He is entitled to a base salary of $200,000 per year. In addition to the base salary Millennium will pay Mr. Germano a bonus equal to ..008 of the gross proceeds from the sales of RESURGEX(TM) and RESURGEX PLUS(TM) each calendar quarter and .008 of the gross profits of other Millennium products. He also received options to purchase 26,365.6 shares of D Preferred Stock at $20.00 per share of which 20% vested upon the signing of the employment agreement and the balance vest 20% per year. On May 24, 2004, his employment agreement was amended to provide for (a) a change in the options granted to him to now call for the issuance of a total 1,410,845 5-year options exercisable at $0.37 per share on a cashless basis, such options vesting in increments of 281,769 each on May 18 of the years 2001 to 2006; (b) a change in the exercise price of a warrant for 41,667 shares granted him previously, to $0.50 per share on a cashless basis; and (c) a change in the terms of a warrant for 50,000 shares granted to him previously, to now be exercisable on a cashless basis.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 31, 2005, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:


Title                   Name and Address of                       Amount and Nature of        Percent
of Class                Beneficial Owner                          Beneficial Ownership (1)    of Class
---------               ----------------                          ------------------------    --------
Common                  Jerry E. Swon                               1,870,390 (2)               4.3 %
Stock                   Frank Guarino                                 180,000 (3)               **
                        Carl Germano                                1,510,410 (4)               3.4 %
                        Michael G. Martin                             245,833 (5)               **
                        David Sargoy                                  257,833 (6)               **
                        Jane Swon                                   3,295,177 (7)               7.4 %
                        P. Elayne Wishart                           4,573,289 (8)              10.3 %
                        Louis C. Rose                               2,822,430 (9)               6.5 %
                        All Directors and Executive Officers        4,064,466                   9.0 %
                        as a Group (5 persons)


Address of all persons above:  c/o the Company.

----------------------------

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2005. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2) Includes 183,333 shares issuable upon exercise of options and warrants. These options and warrants have a cash-less exercise provision and include certain piggyback registration rights. Does not include any securities owned by Jane Swon, Mr. Swon's spouse, as to which securities Mr. Swon disclaims beneficial ownership.

(3)   Includes 30,000 shares issuable upon exercise of warrants.

(4) Mr. Germano holds options to purchase 1,408,835 shares of the Company's common stock, of which 1,127,068 are vested, which shares are included. Also included are shares issuable upon exercise of warrants to purchase 241,667 shares of Company common stock. All of these options and warrants have a cash-less exercise provision.

(5)   Includes 183,333 shares issuable upon exercise of warrants. These warrants
      have  a  cash-less   exercise  provision  and  include  certain  piggyback
      registration rights.

(6)   Includes 183,333 shares issuable upon exercise of warrants. These warrants
      have  a  cash-less   exercise  provision  and  include  certain  piggyback
      registration rights.

(7) Includes warrants to purchase 1,068,692 shares of the Company's common stock. Jerry E. Swon, Ms. Swon's husband, disclaims beneficial ownership of all Company securities owned by Ms. Swon.

(8) Includes warrants to purchase 1,068,692 shares of the Company's common stock. Does not include securities of the Company owned by Bruce Deichl, Ms. Wishart's husband, as to which securities Mrs. Wishart disclaims beneficial ownership

(9)   Includes warrants to purchase 75,000 shares of the Company's common stock.



**  Less than 1%

ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.33% of the gross sales of RESURGEX(R) AND RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products of Millennium. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company.

      On January  11,  2001  Millennium  entered  into  Royalty  and  Investment
Agreements with Jane Swon (spouse of Jerry E. Swon) and P. Elayne Wishart (spouse of Bruce Deichl). Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to 3.3% of the gross sales of RESURGEX(R) and RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products. During 2004, an aggregate $167,500 royalties were paid to certain officers of the Company pursuant to assignments by above beneficiaries, with the balance of royalties remaining accrued in the books of the Company. The $50,000 consideration is being amortized over 10 years to additional paid-in-capital.

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

      Between September 6, 2002 and December 28, 2002 Tax Transfer Corp. of New Jersey extended loans evidenced by promissory notes totaling $142,500 to the Company. Bruce Deichl and/or his spouse, Elayne Wishart, have a material ownership interest in Tax Transfer Corp. of New Jersey. Jerry Swon and/or his spouse, Jane Swon, also have asserted a material ownership interest in Tax Transfer Corp. of New Jersey. The notes all matured in six months and carried an interest rate of 10% per annum and were accompanied by the issuance of 284,085 restricted common shares for origination fees. Four such notes aggregating $72,500 matured in March, 2003 and were extended for an additional six months twice at the same interest rate. In conjunction with the extension an additional 113,733 shares were issued along with 13,110 shares in lieu of $3,750 interest accrued on some of the original notes. One note for $70,000 matured in June, 2003 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,606 shares were issued along with 10,606 shares in lieu of $3,500 interest accrued. The same note for $70,000 matured in December 2003 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,606 shares were issued, along with 10,606 shares in lieu of $3,500 interest accrued. During 2004, a total 115,110 shares were issued for interest and in consideration of extensions of such notes. At December 31, 2004 none of such loans were outstanding. The Company has also granted as security an assignment of certain licensing agreements. In addition there were certain operating expenses paid by Millennium and charged back to this entity in the amounts of $47,090 and $19,491 for the years ended December 31, 2004 and 2003, respectively.

      From 2001 through 2004, the Company participated in the Tax Transfer Program of New Jersey, a program that allows technology and biotechnology companies to sell their operation losses. The Company was engaged in a contract with Tax Transfer Corp. of New Jersey pursuant to which Tax Transfer Corp. of New Jersey was a coordinator for this transaction.

      During the quarter ended September 30, 2003, two officers of the Company agreed to convert an aggregate $501,632 in accrued and unpaid salaries into 1,929,478 restricted common shares. During the quarter ended December 31, 2003, an officer of the Company agreed to convert an aggregate of $89,594 in accrued and unpaid salaries into 255,983 restricted common shares.

      During 2004, the Company awarded 300,000 restricted common shares to certain officers sand directors of the Company. In addition, the board of directors approved the payment of $25,000 in director's fees to each of three directors. $25,000 has been paid and $50,000 is included in Account Payable and Accrued Expenses.

ITEM 13: EXHIBITS

(a) Exhibits

      The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b) Reports on Form 8-K

      On December 17, 2004, the Company filed a report on Form 8-K informing about the resignation, on December 14, 2004, of Bruce Deichl as chief operating officer, secretary and director of the Company.

      On April 1, 2005, the Company filed a report on Form 8-K informing about the March 31, 2005 resignation of the Company's auditors and the March 31, 2005 retention of new Company auditors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $61,684 and $61,074 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the years ended December 31, 2004 and December 31, 2003, respectively. Bagell, Josephs, & Company LLC billed the Company $15,000 for professional services rendered for their audit of the Company's annual financial statements for the year ended December 31, 2004 included in this Form 10-KSB.

AUDIT-RELATED FEES

      Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.

TAX FEES

      Rosenberg billed us in the aggregate amount of $3,433 and $1,987 for professional services rendered for tax related services for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $960, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

            MILLENNIUM BIOTECHNOLOGIES GROUP, INC.



            By:  /s/ Jerry E. Swon                          Date: April 14, 2005
                ----------------------------
                 Jerry E. Swon
                 President and Chief Executive Officer
                 (Principal Executive Officer),
                 Chairman of the Board

            By:  /s/ Frank Guarino                          Date: April 14, 2005
                ----------------------------
                 Frank Guarino
                 Chief Financial Officer
                 (Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                                        Date
                ----                                        ----
                 /s/ Jerry E. Swon                          April 14, 2005
                 ---------------------------
                 Jerry E. Swon, Director

                 /s/ Michael G. Martin                      April 14, 2005
                 ---------------------------
                 Michael G. Martin, Director

                 /s/ David Sargoy                           April 14, 2005
                 ---------------------------
                 David Sargoy, Director

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

14    Corporate Code of Ethics and Business Conduct (4)

23.1 Consent of Rosenberg Rich Baker Berman & Company, Independent Registered Public Accounting Firm

23.2 Consent of Bagell, Josephs & Company, LLC, Independent Registered Public Accounting Firm

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

-------------------

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

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

[ZZFRANK REVISE PAGE NUMBERS]

                                                                           Page

Reports of Independent Registered Public Accounting Firms.................. F-1

Financial Statements

      Consolidated Balance Sheet........................................... F-3

      Consolidated Statements of Operations................................ F-4

      Consolidated Statement of Stockholders' Equity (Deficit)............. F-5

      Consolidated Statements of Cash Flows................................ F-7

      Notes to the Consolidated Financial Statements....................... F-9

                         BAGELL, JOSEPHS & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2628 FAX: 856.346.2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
Millennium Biotechnologies Group, Inc.

Basking Ridge, NJ 07920

We have audited the accompanying consolidated balance sheet of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2004 have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating loses and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS & COMPANY, LLC
BAGELL, JOSEPHS & COMPANY, LLC
Gibbsboro, New Jersey

April 11, 2005

                      Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey


                          Independent Auditors' Report

To the Board of Directors and Stockholders of Millennium Biotechnologies Group, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (impairment), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Bridgewater, New Jersey
April 12, 2004

/s/  Rosenberg Rich Baker Berman & Company


              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

Assets
      Current Assets:
         Cash                                                                        $     23,087
         Accounts receivable, net of allowance for doubtful accounts of $20,000           138,255
         Inventories                                                                      289,545
         Prepaid consulting, current                                                      303,744
         Prepaid expenses                                                                   5,584
         Miscellaneous receivables                                                         65,131
                                                                                     ------------
                  Total Current Assets                                                    825,346

Prepaid consulting, less current portion                                                  215,152
Property and equipment, net of accumulated depreciation of $76,694                         53,635
Patents, net of accumulated amortization of $1,968                                          9,549
Deposits                                                                                   18,352
                                                                                     ------------
            Total Assets                                                                1,122,034
                                                                                     ============
Liabilities and Stockholders' Equity (Deficit)
      Current Liabilities:

         Accounts payable and accrued expenses                                            940,526
         Due to factor                                                                     10,367
         Current maturities of long-term debt                                             203,750
         Short-term debt                                                                  941,397
                                                                                     ------------
            Total Current Liabilities                                                   2,096,040
      Accrued royalties, long-term portion                                                 25,000
                                                                                     ------------
            Total Liabilities                                                           2,121,040

Stockholders' Equity (Deficit)

      Preferred stock, par value $1, 810,360 shares authorized, none issued and outstanding:

      Convertible Series B, 65,141 shares issued and outstanding;                         130,282
        at redemption value
      Cumulative Series C, non-voting 64,763 shares issued and outstanding                 64,763
      Convertible Series D, voting, 0 shares issued and outstanding                            --
      Common stock, par value $0.001; authorized 75,000,000 shares; issued                 42,624
        and outstanding 42,623,899 shares
      Additional paid-in capital                                                       14,648,245
      Accumulated Deficit                                                             (15,884,920)
                                                                                     ------------
         Total Stockholders' Equity (Deficit)                                            (999,006)
                                                                                     ------------

            Total Liabilities and Stockholders' Equity (Deficit)                     $  1,122,034
                                                                                     ============


The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                         2004             2003
                                                                         ----             ----
Net Sales                                                          $  1,083,458      $    726,986
Cost of Sales                                                           721,514           635,834
                                                                   ------------      ------------
Gross Profit                                                            361,944            91,152
Research and development costs                                           65,272            10,007
Selling, general and administrative expenses                          5,183,037         4,357,061
                                                                   ------------      ------------

Loss from operations                                                 (4,886,365)       (4,275,916)
                                                                   ------------      ------------
Other expense

      Loss on disposal of assets                                           (314)               --
      Interest expense                                                 (722,523)         (891,090)
                                                                   ------------      ------------

Net loss before taxes                                                (5,609,202)       (5,167,006)
Benefit from income taxes                                               210,628           230,146
                                                                   ------------      ------------

Net Loss                                                             (5,398,574)       (4,936,860)
                                                                   ============      ============

Net Loss Per Common  Share                                         $      (0.14)     $      (0.22)
                                                                   ============      ============

Weighted average number of common shares outstanding                 38,034,860        22,004,389
                                                                   ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                            Preferred Stock
                                          ----------------------------------------------------------------------------------------
                                            Convertible       Convertible      Cumulative       Cumulative       Convertible
                                              Series B          Series B        Series C         Series C         Series D
                                               Shares            Amount          Shares           Amount           Shares
                                           ---------------   ---------------  -------------   ---------------  ----------------
Balance, January 1, 2004                            65,141   $       130,282         64,763    $       64,763                --

Issuance of common stock - private
placements

Issuance of common stock pursuant to
exercise of warrants

Issuance of common stock for compensation

Issuance of common stock pursuant to note conversion

Issuance of common stock for interest and loan origination fees

Issuance of common stock for services

Repurchase and cancellation of common
shares

Issuance of stock warrants for services

Issuance of stock warrants for interest

Amortization of equity investment versus deferred royalties

Net (loss)
                                           ---------------   ---------------  -------------   ---------------  ----------------

Balance, December 31, 2004                          65,141      $    130,282         64,763      $     64,763                --
                                           ===============   ===============  =============   ===============  ================




                                                                       Common Stock
                                            --------------  ---------------------------------
                                            Convertible
                                              Series D                                             Additional
                                               Amount             Shares            Amount        Paid in Capital
                                           ---------------   ------------------   ------------   ------------------
Balance, January 1, 2004                   $            --           30,286,819   $     30,286   $        9,325,358

Issuance of common stock - private                                    7,458,034          7,458            2,518,177
placements

Issuance of common stock pursuant to                                  1,401,981          1,402              282,571
exercise of warrants

Issuance of common stock for compensation                               387,559            388              260,531

Issuance of common stock pursuant to note                               699,999            700              242,300
conversion

Issuance of common stock for interest and                               444,442            445              252,418
loan origination fees

Issuance of common stock for services                                 2,045,065          2,045            1,346,218

Repurchase and cancellation of common                                  (100,000)          (100)            (29,900)
shares

Issuance of stock warrants for services                                                                    437,112

Issuance of stock warrants for interest                                                                      8,460

Amortization of equity investment versus                                                                     5,000
deferred royalties

Net (loss)                                                                                              (5,398,575)
                                           ---------------   ------------------   ------------   ------------------

Balance, December 31, 2004                 $            --           42,623,899   $     42,624   $      14,648,245
                                           ===============   ==================   ============   ==================


                                               Accumulated
                                                 Deficit               Total
                                             ------------------   ---------------
Balance, January 1, 2004                     $      (10,486,345)  $      (935,656)

Issuance of common stock - private                                      2,525,635
placements

Issuance of common stock pursuant to                                      283,973
exercise of warrants

Issuance of common stock for compensation                                 260,919

Issuance of common stock pursuant to note                                 243,000
conversion

Issuance of common stock for interest and                                 252,863
loan origination fees

Issuance of common stock for services                                   1,348,263

Repurchase and cancellation of common                                     (30,000)
shares

Issuance of stock warrants for services                                   437,112

Issuance of stock warrants for interest                                     8,460

Amortization of equity investment versus                                    5,000
deferred royalties

Net (loss)                                                             (5,398,575)
                                             ------------------   ---------------

Balance, December 31, 2004                   $      (15,884,920)  $      (999,006)
                                             ==================   ===============


The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                       Preferred Stock
                                           ----------------------------------------------------------------------------------------
                                             Convertible       Convertible        Cumulative        Cumulative      Convertible
                                               Series B          Series B          Series C          Series C         Series D
                                                Shares            Amount            Shares            Amount           Shares
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Balance, January 1, 2003                            65,141   $       130,282            64,763   $      64,763                  --

Issuance of warrants for services                        --               --               --               --                  --

Issuance of common stock for services                    --               --               --               --                  --

Issuance of common stock for compensation                --               --               --               --                  --

Issuance of common stock private
placements                                               --               --               --               --                  --

Beneficial conversion feature of
convertible notes                                        --               --               --               --                  --

Issuance of warrants with promissory notes               --               --               --               --                  --

Issuance of common stock pursuant to
exercise of warrants                                     --               --               --               --                  --

Issuance of common stock for
interest/organization fees                               --               --               --               --                  --

Issuance of common stock pursuant to
short-term debt conversion                               --               --               --               --                  --

Amortization of equity investment versus
deferred royalties                                       --               --               --               --                  --

Issuance of common stock pursuant to
extension of related party notes payable                 --               --               --               --                  --

Net Loss                                                 --               --               --               --                  --
                                           ---------------   ---------------   --------------   --------------     ---------------
Balance December 31, 2003                            65,141  $       130,282           64,763   $       64,763                  --
                                           ================     ============     ============   ==============     ===============



                                                                           Common Stock
                                            ----------------    -----------------------------------
                                               Convertible
                                                 Series D                                               Additional
                                                  Amount               Shares            Amount        Paid n Capital
                                             ----------------   ------------------   ---------------   ------------------
Balance, January 1, 2003                      $            --           17,902,485   $        17,902   $        4,065,862

Issuance of warrants for services                          --                   --                --              911,232

Issuance of common stock for services                      --            2,528,689             2,529              897,588

Issuance of common stock for compensation                  --            2,633,532             2,634              850,658

Issuance of common stock private
placements                                                 --            2,813,451             2,813              697,487

Beneficial conversion feature of
convertible notes                                          --                   --                --              113,014

Issuance of warrants with promissory notes                 --                   --                --              407,880

Issuance of common stock pursuant to
exercise of warrants                                       --              651,361               651               99,980

Issuance of common stock for
interest/organization fees                                 --              661,032               661              261,421

Issuance of common stock pursuant to
short-term debt conversion                                 --            2,689,571             2,689              770,311

Amortization of equity investment versus
deferred royalties                                         --                   --                --                5,000

Issuance of common stock pursuant to
extension of related party notes payable                   --              406,698               407              244,925

Net Loss                                                   --                   --                --                   --
                                           -  ---------------     ----------------   ---------------   ------------------
Balance December 31, 2003                     $            --           30,286,819   $        30,286         $  9,325,358
                                           =  ===============     ================   ===============   ==================







                                                   Deficit               Total
                                             ------------------   ------------------
Balance, January 1, 2003                     $       (5,549,485)  $      (1,270,676)

Issuance of warrants for services                           --              911,232

Issuance of common stock for services                       --              900,117

Issuance of common stock for compensation                   --              853,292

Issuance of common stock private
placements                                                  --              700,300

Beneficial conversion feature of
convertible notes                                           --              113,014

Issuance of warrants with promissory notes                  --              407,880

Issuance of common stock pursuant to
exercise of warrants                                        --              100,631

Issuance of common stock for
interest/organization fees                                  --              262,082

Issuance of common stock pursuant to
short-term debt conversion                                  --              773,000

Amortization of equity investment versus
deferred royalties                                          --                5,000

Issuance of common stock pursuant to
extension of related party notes payable                    --              245,332
Net Loss                                            (4,936,860)          (4,936,860)
                                             ------------------   ------------------
Balance December 31, 2003                         $(10,486,345)   $        (935,656)
                                             ==================   ==================



The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                         2004              2003
                                                                                         -----             ----
Cash Flows from Operating Activities:
      Net loss                                                                       $(5,398,574)     $(4,936,860)
      Adjustments to reconcile net (loss) to net cash provided (used)
         by Operating Activities:

         Depreciation and amortization                                                    28,993           31,347
         Stock issued for services                                                     1,785,375          795,250
         Stock issued for compensation                                                   260,919          607,522
         Convertible feature of notes                                                         --          113,014
         Provision for bad debts                                                              --           56,505
         Stock issued for interest                                                       261,322          371,867
         Amortization of note discount                                                   184,347          216,494
         Write-off of pending patent                                                      10,455               --
         Change in inventory reserve                                                     (15,953)              --
         Disposition of assets                                                               314               --
      Changes in assets and liabilities
         Decrease (Increase) in inventory                                                 26,324         (131,220)
         Decrease (Increase) in accounts receivable                                        8,556         (184,429)
         Decrease in prepaid expenses                                                    592,624          132,227
         Decrease in deposits                                                                 --           34,844
         Increase in miscellaneous receivables                                           (48,541)          (1,412)
         Increase (Decrease) in accounts payable and accrued expenses                   (406,028)         614,091
                                                                                     -----------      -----------
               Net Cash (Used) by Operating Activities                                (2,709,867)      (2,280,760)
                                                                                     -----------      -----------
      Cash Flows from Investing Activities:

         Decrease in due from related party                                                   --           63,495
         Repayments of notes payable - related party                                    (123,060)         (19,440)
         Purchases of property and equipment                                             (14,328)          (6,435)
                                                                                     -----------      -----------
               Net Cash (Used) Provided by Investing Activities                         (137,388)          37,620
                                                                                     -----------      -----------
      Cash Flows from Financing Activities:

         Proceeds from borrowings                                                      1,135,000        1,749,012
         Repayment of loans and notes                                                   (950,000)        (396,614)
         Increase (Decrease) in due to officers                                         (122,594)          74,468
         Repurchase and cancellation of stock                                            (30,000)              --
         Proceeds from issuance of common and preferred stock                          2,809,609          800,931
                                                                                     -----------      -----------
               Net Cash Provided by Financing Activities                               2,842,015        2,227,797
                                                                                     -----------      -----------
      Net (Decrease) in Cash                                                              (5,240)         (15,343)
      Cash - beginning of year                                                            28,327           43,670
                                                                                     -----------      -----------
      Cash - end of year                                                             $    23,087      $    28,327
                                                                                     ===========      ===========

Supplemental information:
      Cash paid during the year for:
         Interest                                                                    $   106,893      $     8,486
                                                                                     ===========      ===========
         Income taxes                                                                $        62      $       750
                                                                                     ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.


              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Schedule of non-cash investing and financing activities:                              2004            2003
                                                                                      ----            ----
In connection with consideration for services, 2,045,065 common
         shares were issued                                                        $1,348,263
                                                                                   ==========

In connection with consideration for compensation, 387,559 common
         shares were issued                                                        $  260,919
                                                                                   ==========


In connection with consideration for interest and loan origination fees,
         444,442 common shares were issued                                         $  252,863
                                                                                   ==========

In connection with conversion of convertible notes, 699,999 common
         shares were issued                                                        $  243,000
                                                                                   ==========

In connection with consideration for services, 758,238 common
         stock purchase warrants were issued                                       $  437,112
                                                                                   ==========

In connection with consideration for interest,
          the exercise price on 300,000 warrants was charged                       $    8,460
                                                                                   ==========

      In connection  with  consideration  for services, 1,152,000 common
         stock purchase warrants were issued                                                      $  911,232
                                                                                                  ==========

      In connection with consideration for services, 2,528,689 common shares
         were issued                                                                              $  900,117
                                                                                                  ==========

      In connection with consideration for compensation,
         2,633,532 common shares were issued                                                      $  853,292
                                                                                                  ==========

      In connection with the retirement of short term debt, 2,689,571
         common shares were issued                                                                $  773,000
                                                                                                  ==========

      In connection with consideration for interest and loan origination fees,
         1,067,730 common shares were issued                                                      $  507,415
                                                                                                  ==========


The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

         Millennium   Biotechnologies  Group,  Inc. (the Company or  "Millennium
         Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

         Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(TM) and RESURGEX PLUS(TM) which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

      Patents

         Patents are capitalized and amortized over 240 months. Amortization expense was $576 and $576 for 2004 and 2003, respectively.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

      Advertising costs

         Advertising costs are charged to operations when incurred. Advertising expense was $73,066 and $223,446 for the years ended December 31, 2004 and 2003, respectively.

      Shipping and Handling Costs

         Shipping and handling costs are included in cost of sales. Shipping and handling costs were $25,832 and $42,492 for the years ended December 31, 2004 and 2003, respectively.

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

      Income Taxes

         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2004.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

2. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

3. PREPAID CONSULTING

      Prepaid consulting was recorded in connection with common stock/warrants issued to consultants for future services and is amortized over the period of the agreements ranging from one to three years.

4. ACQUISITIONS AND MERGERS

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

5. INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and RESURGEX PLUS(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2004, consist of the following:

            Raw Materials                           $ 145,814
            Work in Process                            60,647
            Finished Goods                             87,691
            Packaging                                  82,432
                                                     ---------
                                                      376,584

            Less: Reserve for losses                  (87,039)
                                                     ---------
               Total                                $ 289,545
                                                     =========

6. PROPERTY AND EQUIPMENT

      Property and equipment at cost, less accumulated depreciation, at December 31, 2004, consists of the following:

            Furniture                               $  46,127
            Equipment                                  22,445
            Leasehold improvements                     61,757
                                                     --------
            Subtotal                                  130,329
            Less accumulated depreciation             (76,694)
                                                     --------
               Total                                $  53,635
                                                     ========

Depreciation expense charged to operations was $28,417 and $30,771 for the years ended December 31, 2004 and 2003, respectively.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2004:


            Accounts payable                        $ 366,880
            Accrued interest                           35,165
            Accrued salaries, bonuses and
             payroll taxes                            163,092
            Accrued royalties                         174,108
            Accrued professional fees                  48,000
            Accrued minimum purchase obligations      141,215
            Miscellaneous accruals                     12,066
                                                     --------
                                                    $ 940,526
                                                     --------


8. GOING CONCERN

      As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended December 31, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

      The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

      The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

9.  DEBT

      Short-term debt at December 31, 2004, is as follows:

      1) Cash advances by five  accredited  investors,  due on
      demand,  non-interest  bearing  except for $59,000 which
      carries $ 139,690  interest at 12% per year.  $50,000 of
      these  advances  may be  converted  at the option of the
      lender into common stock at $0.20 per share.                      136,690

      2) Promissory  note dated December 17, 2002,  originally
      for $50,000 issued to an accredited  investor,  maturing
      September 28, 2003,  bearing interest at the rate of 10%
      per annum.  The note  remains  open as of  December  31,
      2004.  The holder of the note is entitled to convert all
      or a portion of the  principal  and interest at any time
      after the  maturity  date into shares of common stock of
      the  Company  at a  price  equal  to  $.10/share  of the
      principal  if the  principal  and  interest is not fully
      repaid on or before the maturity  date.  Management  has
      repaid   $25,000  in  December  2003  and  is  presently
      negotiating  to  convert  the  remaining   $25,000  into
      equity.  The Company  issued 125,000 5-year common stock
      purchase  warrants  in  conjunction  with the note which
      were  exercised  at a  rate  of  $0.01  per  share.  The
      computed discount (computed with Black-Scholes)  related
      to the detachable stock purchase warrants has been fully
      amortized.                                                         25,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

DEBT (Continued)

      3) Promissory  note dated October 17, 2002 in the amount
      of  $125,000,   bearing   interest  at  12%  per  annum,
      originally maturing February 17, 2003 less discount. The
      12% interest per annum  accrued to date on the principal
      amount  outstanding is to be paid weekly with 25% of all
      cash  receipts  received  by the  Company.  The  Company
      issued  70,000  3-year  common stock  purchase  warrants
      exercisable  at $.50 per share in  conjunction  with the
      note and has  recorded  a discount  for the fair  market
      value  (computed under  Black-Scholes)  for the warrant.
      The maturity  date on the note was extended to September
      17, 2003 and  subsequently  to March 26, 2004.  The note
      remains open as of December 31, 2004.                              83,747

      4) Promissory  convertible note dated February 21, 2003,
      issued  to an  accredited  investor  originally  due  on
      August  21,  2003,  bearing  interest  at 8%  per  annum
      payable in stock.  The note was extended to December 31,
      2004  and was  made  non-interest  bearing.  The note is
      convertible into restricted common shares at the rate of
      $0.25 per share, at the option of the holder.                      10,000

      5) Promissory note dated March 5, 2003, bearing interest
      payable  in the form of  100,000  shares  of  restricted
      common  stock,  issued  to an  accredited  investor  and
      originally   maturing   April  5,  2003.  The  note  was
      initially  extended  to October  5,  2003.  The note was
      subsequently  extended  to March 26,  2004  bearing  12%
      interest per annum,  and remains open as of December 31,
      2004.                                                             150,000

      6) Convertible Promissory Note to an accredited investor
      dated  May 20,  2003,  maturing  May 20,  2004,  bearing
      interest   at  a  rate   8%   per   annum   payable   in
      restrictedshares  of common stock at a rate of $0.25 per
      share.  The note is  convertible  at the  option  of the
      holder into restricted  shares of common stock at a rate
      of $0.25 per share. The note remains open as of December
      31, 2004.                                                          30,000

      7) Convertible Promissory Note to an accredited investor
      dated June 4, 2003,  initially matured December 15, 2003
      when the holder  extended  the terms of the note through
      December 15, 2004. The note is non-interest  bearing and
      the holder was issued 6,000 shares of common stock as an
      origination    fee.   An   additional    30,000   common
      stockpurchase  warrants  exercisable  at a  rate  of $0.
      25,000 ed in consideration  for the note extension.  The
      note is  convertible  into shares of  restricted  common
      stock at a rate of $0.25 per share.  In  December  2004,
      the note was extended  through  March 31, 2005,  against
      issuance  of 30,000  restricted  common  shares.  25 per
      share were issued in                                               25,000

      8)  Convertible  promissory  note  dated  July  3,  2003
      originally  due December 31, 2003,  bearing  interest at
      12%  per  year  payable  in  restricted   common  stock,
      extended   through   December  31,  2004.  The  note  is
      convertible at the option of the holder into  restricted
      common stock at the rate of $0.20 per share.                       50,000

      9) Demand  loan  extended  by an investor in March 2004,
      bearing no interest.                                               15,000

      10) Promissory note issued to an accredited  investor on
      October 26, 2004,  originally maturing December 31, 2004
      and  subsequently  extended to March 31, 2005.  The note
      carries  interest  at the  rate of 15% per  year  and is
      secured by a pledge of the  proceeds to the Company from
      the sale of current and future  tax-loss  carry-forwards
      under   the   New   Jersey   Emerging   Technology   and
      Biotechnology Financial Assistance Act..                          150,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

DEBT (Continued)

      11) Promissory note issued to an accredited  investor on
      December  13, 2004 and maturing  December 13, 2005.  The
      note carries  interest at the rate of 8% per year and is
      convertible  at the  option of the  holder  into  common
      shares   at  the  rate  of  $0.25  per   share.                    25,000
                                                                        -------

      12)  Promissory  grid  note  issued  to  one  accredited
      investor for demand loans extended between September and
      December 2004. The note carries  interest at the rate of
      10% per year. Of the amounts originally loaned, $225,000
      had been repaid in October and  December  2004.                   245,000
                                                                        -------
                                                                        948,437
                                                                        =======
      Less Discount for Warrants issued in association with
      Promissory Notes:                                                  (7,040)
                                                                        -------

      Total Short Term Debt                                           $ 941,397
                                                                        =======

10. LONG TERM DEBT

      Long-term debt at December 31, 2004 is as follows:

      1)  Non-interest  bearing  promissory note dated May 20,
      2003 maturing May 20, 2005  convertible at the option of
      the holder into common shares at a rate of $0.25/share.         $   5,000

      2) Two  convertible  promissory  notes to an  accredited
      investor dated August 8, 2003,  maturing August 8, 2005,
      bearing  no  interest.  The notes are  convertible  into
      restricted  shares of common  stock at the option of the
      holder at a rate of $0.25 per share.                               50,000

      3)  Promissory  note  dated  August 11,  2003,  maturing
      August 11, 2005,  bearing 8% interest payable in form of
      stock purchase  warrants valued at $0.25 per share.  The
      note is  convertible  at the option of the  holder  into
      common  shares at the rate of  $.25/share.  The note was
      accompanied  by the  issuance  of 50,000  3-year  common
      stock purchase  warrants  exercisable at $0.50 per share
      and is  secured in the form of a first lien on a Company
      patent.                                                            25,000

      4) Nine  non-interest  bearing  convertible  notes dated
      between October 22, 2002 and December 30, 2002 issued to
      nine  accredited  investors,  maturing  between  October
      22,2004 and December 30, 2004, convertible at the option
      of  the  holders  into  common  shares  at the  rate  of
      $.25/share.  All of these notes have been converted into
      an  aggregate  295,000  common  shares  during the first
      quarter in 2005.                                                   73,750

      5)  Two  promissory   notes  issued  to  two  accredited
      investors  dated July 31, 2002 and  maturing on July 26,
      2004.  The notes  remain open at  December  31, 2004 The
      notes are  convertible  at the option of the holder into
      common  stock at the rate of $0.25 per  share.  One note
      for  $25,000  has been  converted  into  100,000  common
      shares   in  the   first   quarter   of   2005.                    50,000
                                                                        -------
                                                                        203,750
      Less Current Maturities                                          (203,750)
                                                                        -------

      Total Long Term Debt                                            $       0
                                                                        =======

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

11. INCOME TAX

      The income tax provision (benefit) is comprised of the following:

                                                      Year Ended December 31,
                                                      -----------------------
                                                      2004            2003
                                                      ----            ----
         State current provision (benefit)         $(210,628)      $(230,146)
         State deferred provision (benefit)               --              --
                                                   ---------       ---------
                                                   $(210,628)      $(230,146)
                                                   =========       =========

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. The Company entered into an agreement under which it retained Tax Transfer Corp. an affiliated entity to identify a buyer for Millennium's 2002 and 2003 NOL Carryovers. The total tax benefit of this transaction was $210,628 in 2004 and $230,146 in 2003.

The Company's total deferred tax asset and valuation allowance are as follows:

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2004            2003
                                                      ----            ----
         Total deferred tax asset, non-current     $ 6,110,000      $ 3,952,000
         Less valuation allowance                   (6,110,000)      (3,952,000)
                                                   -----------      -----------
         Net deferred tax asset, non-current       $        --      $        --
                                                   ===========      ===========

The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2004            2003
                                                      ----            ----
         Tax benefit                                   40%             40%
         Valuation allowance                           40%             40%
                                                     -----            ----
         Effective tax rate                            --              --
                                                     -----            ----

At December 31, 2004, the Company has available approximately $15,275,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2020 and 2024.

At December 31, 2004, the Company has available approximately $6,250,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2010.

The Company and Millennium file separate tax returns and have different tax years. The Company files on a fiscal year ended July 31; Millennium has a calendar year end.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

INCOME TAX (Continued)

At July 31, 2001, the Company had a net operating loss ("NOL") carry-forward of approximately $11,126,000 for tax purposes expiring in the years 2003 through 2021. The Tax Reform Act of 1986 provided for a limitation on the use of NOL carry-forwards, following certain ownership changes. As a result of transactions in the Company's stock during the year ended July 31, 1999 and July 31, 2001, a change in ownership of greater than 50%, as defined, had occurred. Under such circumstances, the potential benefits from utilization of tax carry-forwards may be substantially limited or reduced on an annual basis. Accordingly, the Company has not reflected any benefit of such net operating loss carry-forward in the deferred tax asset and valuation allowance computation.

12. EMPLOYMENT AGREEMENTS

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

Pursuant to an employment agreement, dated April 1, 2001, between Millennium and the Company's Secretary and COO, Bruce Deichl, Mr. Deichl is entitled to a base salary of $150,000 per year per year during the first calendar year of his term of employment; $250,000 per year for the second calendar year of employment; and $300,000 per year for the third calendar year through the end of the term. In the first year of the term payment of up to 40% of Mr. Deichl's base salary shall be deferred until such time as Millennium in its reasonable judgment, has the financial resources to pay such deferred compensation. In addition to a base salary Millennium shall pay a discretionary bonus, payable annually during each year of the term, at the sole and exclusive discretion of Millennium. On December 14, 2004, Mr. Deichl resigned from the offices of Chief Operating Officer, Secretary and director of the Company.

Pursuant to a five year employment agreement, dated May 18, 2001, with Millennium, Carl Germano was appointed Senior Vice President of New Product Development & Research. He is entitled to a base salary of $200,000 per year. In addition to the base salary Millennium will pay Mr. Germano a bonus equal to ..008 of the gross proceeds from the sales of RESURGEX(TM) each calendar quarter and a bonus equal to .008 of the gross profits of other Millennium products. He also received options to purchase 26,365.6 shares of D Preferred Stock at $20 per share with 20% vested upon the signing of the employment agreement and the balance vest 20% per year. Mr. Germano also receives a monthly automobile allowance. On May 24, 2004, his employment agreement was amended to provide for
(a) a change in the options granted to him to now call for the issuance of a total 1,4108,845 5-year options exercisable at $0.37 per share on a cashless basis, such options vesting in increments of 281,769 each on May 18 of the years 2001 to 2006; (b) a change in the exercise price of a warrant for 41,667 shares granted him previously, to $0.50 per share on a cashless basis; and (c) a change in the terms of a warrant for 50,000 shares granted to him previously, to now be exercisable on a cashless basis.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

13. CAPITAL STOCK

      a) Preferred Stock

            Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company's common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired. Convertible Series D preferred shares ("Series D") are non-dividend bearing and are convertible into shares of the Company's common stock at the option of the Company and are subject to adjustment in accordance with certain anti-dilution clauses. Pursuant to the Agreement and Plan of Reorganization with Millennium, 237,049.7 Series D shares were issued in exchange for all outstanding common stock of Millennium. An additional 4,148.8 shares were issued in July 2001 at prices between $24.00 and $36.00 per share to four individual accredited investors. All Series D Preferred Shares were converted into common stock in April 2002.

      b) Voting Rights

            The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote.

      c) Dividend Restrictions

            No cash dividends may be declared or paid on the Company's common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock. No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

CAPITAL STOCK (Continued)

      d) Other information is summarized as follows:


                                                                                   Convertible      Cumulative    Convertible
                                                                                     Series B        Series C      Series D
                                                                                     --------        --------      --------
            Number of common shares to be issued upon                                      10            None       641.215
            conversion of each preferred share

            Redemption price and involuntary liquidation value per $
            preferred shares (if redeemed, ranking would be
            Convertible Series D then , Convertible Series B then
            Cumulative Series C)                                                         2.00       $ 10.00(1)    $    1.00

              (1) Plus any dividend in arrears.



Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value. Series B shares are stated at par value.

14. OPTIONS AND WARRANTS

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS No.
123). Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded.

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of
Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2004.

The granting of the following Company stock options was not under a formal stock option plan.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

OPTIONS AND WARRANTS, Continued

      Information regarding the Company's stock options and warrants for fiscal years ended December 31, 2004 and 2003 is as follows:

                                      December 31, 2004        December 31, 2003
                                      -----------------        -----------------
                                    Shares         Weighted    Shares   Weighted
                                                   Average              Average
                                                   Exercise             Exercise
                                                    Price                Price
                                    ------          -----      ------    -----
Options outstanding -
    beginning of year             1,538,920          0.36    1,538,920   0.36

Options exercised                        --            --           --     --

Options granted                     766,392          0.37           --     --

Options cancelled                   (50,000)         0.50           --     --
                                 ----------          ----   ----------   ----
   Options outstanding -          2,255,312          0.36    1,538,920   0.36
                                 ----------          ----   ----------   ----

      Option price at end of year           $0.36                   $0.36


                                      December 31, 2004        December 31, 2003
                                      -----------------        -----------------
                                    Shares         Weighted    Shares   Weighted
                                                   Average              Average
                                                   Exercise             Exercise
                                                    Price                Price
                                    ------          -----      ------    -----
Option price range for               N/A              N/A        N/A     N/A
   exercised shares
Options available for                N/A              N/A        N/A     N/A
   grant at end of year

Warrants outstanding -
  beginning of year               9,082,796         $ 0.43   4,783,565  $0.55
Warrants exercised               (1,401,981)          0.20    (651,361)  0.15
Warrants granted                 11,121,431           0.63   4,950,592   0.31
Warrants expired                   (833,333)          0.42          --     --
                                -----------      ---------   ---------  -----

  Warrants outstanding -
    end of year                  17,968,913         $ 0.61   9,082,796  $0.43
                                -----------      ---------   ---------  -----

Warrants price range at end of
  year                                $0.17 - $2.65            $0.17 - $3.00

      Warrants price for
         exercised shares                $ 0.17-0.30             $  0.01-0.17

      Warrants available for
         grant at end of year        N/A             N/A         N/A     N/A

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

OPTIONS AND WARRANTS, Continued

The weighted exercise price and weighted fair value of options and warrants granted by the Company for years ended 2004 and 2003, are as follows:


                                                                  December 31, 2004              December 31, 2003
                                                               -------------------------     --------------------------
                                                               Weighted                       Weighted
                                                                Average       Weighted        Average        Weighted
                                                               Exercise        Average        Exercise        Average
                                                                 Price        Fair Value       Price         Fair Value
                                                                 -----        ----------       -----         ----------
Weighted  average of options and warrants granted during
the year whose exercise price exceeded fair market value
at the date of grant                                            $ 1.24         $ 0.59          $ 0.61          $ 0.50

Weighted  average of options and warrants granted during
the year whose exercise price was equal than fair market
value at the date of grant                                      $ 0.60         $ 0.75          $ 0.24          $ 0.53


The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 2004.


                       Number         Average       Weighted       Number       Weighted
                     Outstanding     Remaining      Average     Exercisable at  Average
     Range of        at December     Contractual    Exercise      December 31,  Exercise
  Exercise Prices     31, 2004          Life          Price          2004        Price
  ---------------     --------          ----          -----          ----        -----
   $ 0.17 - 0.45      9,852,159       17 Mo's         $0.37       9,852,159      $0.37
   $ 0.50 - 0.78      9,386,566       43 Mo's         $0.67       9,386,566      $0.67
   $ 1.50 - 3.00        985,500       27 Mo's         $1.85         985,500      $1.85
                     ----------                                   ----------
                     20,224,225                                    20,224,225
                     ----------                                   ----------


If the Company had used the fair value based method of accounting for its employee stock options, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the years ended December 31, 2004 and 2003 would have increased by $448,525 and $0, respectively, resulting in net loss of $5,847,099 and $4,936,860 net of tax, respectively, and loss per share of $.15 and $.22, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; expected volatility, 125%; and expected life (in years) of 5.0.

Total compensation cost recognized in the income statement for stock-based employee and directors' compensation awards was $260,919 and $607,522 in 2004 and 2003, respectively.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

15. OPERATING LEASE COMMITMENTS

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

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2004:

               Year Ending December 31,

                         2005                               $118,512
                         2006                                118,512
                         2007                                108,636
                         2008                                     --
                         2009                                     --
                                                            --------
                                                            --------
            Total minimum payments required                 $345,660
                                                            ========

Rent expense for the Company under operating leases for the years ended December 31, 2004 and 2003 was $102,183 and $167,622, respectively.

16. NEW ACCOUNTING PRONOUNCEMENTS

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

In 2004, the FASB issued SFAS Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). His Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have a significant impact on the Company's results of operation or financial position.

17. RELATED PARTY TRANSACTIONS

On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.33% of the gross sales of RESURGEX(R) AND RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products of Millennium. No royalties have been paid so far, however, the royalties have been accrued in the books of the Company.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

RELATED PARTY TRANSACTIONS (continued)

On January 11, 2001 Millennium entered into Royalty and Investment Agreements with Jane Swon (spouse of Jerry E. Swon) and P. Elayne Wishart (spouse of Bruce Deichl). Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to 3.3% of the gross sales of RESURGEX(R) and RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products. During 2004, an aggregate $167,500 royalties were paid to certain officers of the Company pursuant to assignments by above beneficiaries, with the balance of royalties remaining accrued in the books of the Company. The $50,000 consideration is being amortized over 10 years to additional paid-in-capital.

Millennium retained the services of David Miller, a principal stockholder, pursuant to a consulting agreement, dated May 1, 2001 to advise and assist it on sales, marketing and the development of its customer base and products. The term of the agreement is for three years commencing on May 1, 2001 unless terminated as provided for in the agreement

On October 30, 2002, the board of directors of the Company approved a resolution pursuant to which the exercise price of warrants for the purchase of a total 533,332 shares of the common stock of the Company, held by four directors, was reduced from $3.00 to $0.50.

Between September 6, 2002 and December 28, 2002 Tax Transfer Corp. of New Jersery extended loans evidenced by promissory notes totaling $142,500 to the Company. Bruce Deichl and/or his spouse, Elayne Wishart, have a material ownership interest in Tax Transfer Corp. of New Jersey. Jerry Swon and/or his spouse, Jane Swon, also have asserted a material ownership interest in Tax Transfer Corp. of New Jersey. The notes all matured in six months and carried an interest rate of 10% per annum and were accompanied by the issuance of 284,085 restricted common shares for origination fees. Four such notes aggregating $72,500 matured in March, 2003 and were extended for an additional six months twice at the same interest rate. In conjunction with the extension an additional 113,733 shares were issued along with 13,110 shares in lieu of $3,750 interest accrued on some of the original notes. One note for $70,000 matured in June, 2003 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,606 shares were issued along with 10,606 shares in lieu of $3,500 interest accrued. The same note for $70,000 matured in December 2003 and was extended for an additional six months at the same interest rate. In conjunction with the extension an additional 106,606 shares were issued, along with 10,606 shares in lieu of $3,500 interest accrued. During 2004, a total 115,110 shares were issued for interest and in consideration of extensions of such notes. At December 31, 2004 none of such loans were outstanding. The Company has also granted as security an assignment of certain licensing agreements. In addition there were certain operating expenses paid by Millennium and charged back to this entity in the amounts of $47,090 and $19,491for the years ended December 31, 2004 and 2003, respectively.

From 2001 through 2004 the Company participated in the Tax Transfer Program of New Jersey, a program that allows technology and biotechnology companies to sell their operation losses. The Company was engaged in a contract with Tax Transfer Corp. of New Jersey, where Tax Transfer Corp. of New Jersey is a coordinator for this transaction.

During the quarter ended September 30, 2003, two officers of the Company agreed to convert an aggregate $501,632 in accrued and unpaid salaries into 1,929,478 restricted common shares. During the quarter ended December 31, 2003, an officer of the Company agreed to convert an aggregate of $89,594 in accrued and unpaid salaries into 255,983 restricted common shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

RELATED PARTY TRANSACTIONS (continued)

During 2004, the Company awarded 300,000 restricted common shares to certain officers sand directors of the Company. In addition, the board of directors approved the payment of $25,000 in director's fees to each of three directors. $25,000 has been paid and $50,000 is included in Account Payable and Accrued Expenses.

18. CONVERTIBLE NOTES

At December 31, 2004 the Company had an aggregate of $418,750 payable in twenty-two convertible notes of which $253,750 are non-interest bearing, $90,000 bear interest at 8% per annum, $10,000 at 10% per annum and $50,000 bear interest at 12% per annum. $98,750 of the non-interest bearing notes have been converted into common stock during the first quarter in 2005. The remaining notes are due between "payable on demand" and December 31, 2005. The terms of the Company's convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.

The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the years ended December 31, 2004and 2003, interest expense of $0 and $108,014, respectively, was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

19. MAJOR VENDORS

For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of one vendor.

20. COMMITMENTS

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

The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Expenses of $409,731 and $277,283 were incurred under the terms of this agreement for the years ended December 31, 2004 and 2003, respectively, and are included in selling, general and administrative expenses. As of December 31, 2004 Millennium is due to pay Isocell $141,215 for licensing fees for calendar year 2004. This amount is included in Accounts Payable and Accrued Expenses.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

21. FACTORS

The Company has an agreement with a finance company to sell its receivables with recourse. In the event the receivable is not collected within ninety days, the Company must repurchase the receivable from the finance company. At December 31, 2004, the Company is contingently liable in the amount of $64,988 relating to such receivables sold with recourse, representing the difference between funds advanced to the Company and the amounts paid by the respected customers as of December 31, 2004.

22. LITIGATION

      None

23. SUBSEQUENT EVENTS

Ten convertible notes totaling $103,750 outstanding as of December 31, 2004 were subsequently converted into 415,000 shares of common stock. These notes were initially funded in December 2002. The Company obtained new loans in the first quarter of 2005 totaling $647,000 to fund working capital requirements of which $111,000 has been repaid.