Form 10QSB
period 2005-03-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2005-05-16
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For Quarter Ended March 31, 2005

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

                                 Yes |x| No |_|

      The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of April 30, 2005, was 43,743,899 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2005                                               3

         Consolidated Statements of Operations
          - Three months ended March 31, 2005 and 2004                   4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2005 and 2004                   5

         Notes to Consolidated Financial Statements                      6 - 15

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       16

Item 3   Controls and Procedures                                         17

PART II  -  OTHER INFORMATION                                            18

SIGNATURES                                                               19

PART I  - Item 1

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

Assets
Current Assets
     Cash ...................................................................   $     57,682
     Accounts receivable, net of allowance for
        doubtful accounts of $20,000 ........................................        273,542
     Inventories ............................................................        194,125
     Prepaid expenses .......................................................          4,229
     Prepaid consulting, current ............................................        303,744
     Miscellaneous receivables ..............................................         81,799
                                                                                ------------
        Total Current Assets ................................................        915,121
     Prepaid consulting, less current portion ...............................        139,216
     Property and equipment, net of accumulated
        depreciation of $83,514 .............................................         46,815
     Patents, net of accumulated amortization of $2,112 .....................          9,405
     Deposits ...............................................................         18,352
                                                                                ------------
         Total Assets .......................................................      1,128,909
                                                                                ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable and accrued expenses ..................................      1,043,153
     Short term debt ........................................................      1,406,270
     Current maturities of long term debt ...................................         80,000
                                                                                ------------
        Total Current Liabilities ...........................................      2,529,423
     Accrued royalties, long-term portion ...................................         23,750
                                                                                ------------
         Total Liabilities ..................................................      2,553,173

Stockholders' Equity (Deficit)
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
         at redemption value ................................................        130,282
     Cumulative, Series C, non-voting, 64,763 shares issued and outstanding .         64,763
     Convertible, Series D, 0 shares issued and outstanding .................             --
     Common Stock, $0.001 par value, 75,000,000 shares authorized,
     43,743,899 shares issued and outstanding ...............................         43,744
     Additional paid-in capital .............................................     14,955,375
     Accumulated deficit ....................................................    (16,618,428)
                                                                                ------------
         Total Stockholders' Equity (Deficit) ...............................     (1,424,264)

         Total Liabilities and Equity (Deficit) .............................   $  1,128,909
                                                                                ============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,

                                                       2005            2004
                                                   ------------    ------------
Total Revenues .................................   $    291,420    $    224,173

     Cost of Goods Sold ........................        197,686         133,540
                                                   ------------    ------------

Gross Profit ...................................         93,734          90,633

     Research and development cost .............             --           7,476
     Selling, general & administrative expenses         640,405       1,071,384
                                                   ------------    ------------

Loss from Operations ...........................       (546,671)       (988,227)

Other Income (Expense)

     Miscellaneous income ......................             --         124,151
     Interest expense, net .....................        (62,844)       (243,607)
     Miscellaneous expense .....................       (123,994)        (20,000)
                                                   ------------    ------------
        Total Other (Expense) ..................       (186,838)       (139,456)
                                                   ------------    ------------

Loss before provision for Income Taxes .........       (733,509)     (1,127,683)

     Provision for Income Taxes ................             --              --

Net Loss .......................................   $   (733,509)   $ (1,127,683)
                                                   ============    ============
Net Loss per Common Share ......................   $      (0.02)   $      (0.04)
                                                   ============    ============
Weighted Average Number of
     Common Shares Outstanding .................     43,010,566      31,219,736
                                                   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,

                                                             2005            2004
                                                         ------------    ------------
Cash Flows from Operating Activities
     Net Loss ........................................   $   (733,509)   $ (1,127,683)
     Adjustments to Reconcile Net Loss to Net Cash
     Used by Operations
        Depreciation and amortization ................          6,964           6,758
        Securities issued for various expenses .......        102,000       1,333,180
        Notes offset against miscellaneous receivables        (50,000)             --
        Amortization of note discount ................          2,873              --
        Stock issued for interest ....................             --          51,660
     Decreases (Increases) in Assets
        Accounts receivable ..........................       (135,287)         (3,369)
        Due from related party .......................             --         (66,292)
        Inventories ..................................         95,420          77,058
        Prepaid expenses .............................         77,291        (356,504)
        Other assets .................................        (16,668)             --
     Increases (Decreases) in Liabilities
        Accounts payable and accrued expenses ........         93,511        (287,481)
        Due to officers ..............................             --           7,133
                                                         ------------    ------------
Net Cash Used by Operating Activities ................       (557,405)       (365,540)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ...........        550,000         280,000
     Repayment of loans and notes payable ............        (13,000)        (10,000)
     Changes in long term royalties obligation .......         (1,250)          1,250
     Issuance of common stock ........................         56,250         281,000
                                                         ------------    ------------
Net Cash Provided by Financing Activities ............        592,000         552,250
Net Increase in Cash .................................         34,595         186,710
Cash at beginning of period ..........................         23,087          28,327
                                                         ------------    ------------
Cash at end of period ................................   $     57,682    $    215,037
                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization
            Millennium Biotechnologies Group, Inc. (the Company or "Millennium Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

            Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(TM) and RESURGEX PLUS(R) which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

      Basis of Presentation
            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

            In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004, have been included.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Patents
            Patents are capitalized and amortized over 240 months. Amortization expense was $134 and $134 for the first quarters in 2005 and 2004, respectively.

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

      Advertising costs
            Advertising costs are charged to operations when incurred. Advertising costs were $49,224 and $390 for the first quarters ending March 31, 2004 and 2003 respectively.

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

      Income Taxes
            The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2005.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

2.    GOING CONCERN

      In their report for the fiscal year ended December 31, 2004, the Company's auditors had noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management's plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital.

3.    CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in this account may, at times, exceed the federally insured limits.

      The Company provides credit in the normal course of business to customers located throughout the U. S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.    PREPAID CONSULTING

      Prepaid consulting was recorded in connection with common stock/warrants issued to consultants for future services and is amortized over the period of the agreements ranging from one to three years.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

5.    INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and RESURGEX PLUS(R) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at March 31, 2005 consist of the following:

      Raw Materials                                          $    138,085
      Work in Process                                              60,647
      Packaging                                                    82,432
                                                             ------------
                                                                  281,164
      Less: Reserve for losses                                    (87,039)
                                                             ------------
        Total                                                $    194,125
                                                             ============

6.    PROPERTY AND EQUIPMENT

      Property and equipment at cost, less accumulated depreciation, at March 31, 2005, consists of the following:

      Furniture                                              $     46,127
      Equipment                                                    22,445
      Leasehold improvements                                       61,757
                                                             ------------
          Subtotal                                                130,329
      Less accumulated depreciation                               (83,514)
                                                             ------------
          Total                                              $     46,815
                                                             ============

      Depreciation expense charged to operations was $6,820 and $6,614 for the quarters ended March 31, 2005 and 2004, respectively.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at March 31, 2005:

      Accounts payable                                        $    394,976
      Accrued interest                                              56,296
        Accrued salaries, bonuses and payroll taxes                156,065
        Accrued royalties                                           91,709
      Accrued professional fees                                     57,332
        Accrued minimum purchase obligations                       265,209
      Miscellaneous accruals                                        21,566
                                                              ------------
                                                              $  1,043,153
                                                              ============

8.    DEBT

    Cash advances by five  accredited  investors,  due  on demand,  $    76,690
    non-interest   bearing   except  for  $46,000  which  carries
    interest at 12% per year.

    Promissory  note dated  December  17,  2002,  originally  for
    $50,000 issued to an accredited investor,  maturing September
    28,  2003,  bearing  interest  at the rate of 10% per  annum.
    The note  remains  open as of March  31,  2005  this note has been revised to be payable on demand.  The holder of the note is entitled to convert all or a portion of the  principal and interest at any time after the  maturity  date into shares of common  stock of the Company at a price  equal to  $.10/share of the  principal if the  principal and interest is not fully repaid on or before the maturity date.  Management has repaid
    $25,000 in  December  2003 and is  presently  negotiating  to convert  the  remaining  $25,000  into  equity.  The  Company issued  125,000  5-year  common  stock  purchase  warrants in conjunction  with the note which were  exercised at a rate of
    $0.01  per  share.  The  computed  discount   (computed  with
    Black-Scholes)  related  to  the  detachable  stock  purchase
    warrants has been fully amortized.                                   25,000

   Promissory  note  dated  October  17,  2002 in the  amount  of
   $125,000,  bearing  interest  at  12%  per  annum,  originally maturing  February  17, 2003 less  discount.  The 12% interest per annum accrued to date on the principal amount  outstanding is to be paid  weekly with 25% of all cash  receipts  received by the  Company.  The  Company  issued  70,000  3-year  common stock  purchase  warrants  exercisable  at $.50  per  share in conjunction  with the note and has recorded a discount for the fair  market  value  (computed  under  Black-Scholes)  for the warrant.  The  maturity  date  on the  note  was  extended  to
   September  17, 2003 and  subsequently  to March 26, 2004.  The note  remains  open as of March 31, 2005 and is now payable on
   demand.                                                               83,747

   Promissory  convertible  note dated February 21, 2003,  issued to an accredited  investor  originally due on August 21, 2003, bearing  interest at 8% per annum  payable in stock.  The note was  extended to December  31, 2004 and was made  non-interest bearing,  and  remains  open as of March 31, 2005 and is now payable  on  demand.  The note is  convertible into restricted common shares at the rate of $0.25 per share,
   at the option of the holder.                                          10,000

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

DEBT (Continued)

   Promissory note dated March 5, 2003,  bearing interest payable in the form of  100,000  shares of  restricted  common  stock, issued  to an  accredited  investor  and  originally  maturing
   April 5, 2003.  The note was initially  extended to October 5,
   2003.  The note was  subsequently  extended  to March 26, 2004 bearing 12% interest  per annum,  and remains open as of March
   31, 2005 and is now payable on demand.                               150,000

   Convertible  Promissory  Note to an accredited  investor dated
   May 20, 2003,  maturing May 20,  2004,  bearing  interest at a rate 8% per annum payable in  restrictedshares of common stock at a rate of $0.25 per share.  The note is  convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share.  The note  remains open as of March
   31, 2005 and has been revised to be payable on demand.                30,000

   Convertible  promissory note dated July 3, 2003 originally due
   December  31, 2003,  bearing  interest at 12% per year payable in  restricted  common  stock,  and  is now payable on demand.
   The note is  convertible  at the option of the holder into
   restricted  common stock at the rate of $0.20 per share.              50,000

   Two demand loan extended by two investors in March 2004 and
   January 2005, bearing no interest.                                    25,000

   Promissory  note issued to an  accredited  investor on October
   26,   2004,   originally   maturing   December  31,  2004  and
   subsequently  extended  to March 31,  2005 is now payable on demand.  The note  carries  interest at the rate of 15% per year and is  secured  by a pledge of the  proceeds  to the  Company from the sale of  current  and  future  tax-loss carry-forwards under the New Jersey  Emerging  Technology and Biotechnology
   Financial Assistance Act.                                            150,000

   Promissory  note issued to an accredited  investor on December
   13, 2004 and  maturing  December  13,  2005.  The note carries interest at the rate of 8% per year and is  convertible at the option of the holder into  common  shares at the rate of $0.25
   per share.                                                            25,000

   Promissory  grid note issued to one  accredited  investor  for demand loans  extended  between  September and December  2004.
   The note carries  interest at the rate of 10% per year. Of the
   amounts  originally  loaned,   $225,000  had  been  repaid  in
   October and December 2004.                                           245,000

   Promissory  note issued to an  accredited  investor on January
   26,  2005  and  maturing  July  26,  2005.  The  note  carries
   interest at the rate of 20% per year.                                100,000

   Promissory  note issued to an accredited  investor on February
   11, 2005 and  maturing  March 13, 2005,  carrying  interest at the rate of 5% per  year.  The note  remains  open as of March
   31,  2005 and is now payable on demand.  The note  is  personally
   guaranteed   by  the  Company's   chief executive officer.           100,000

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

DEBT (Continued)

   Promissory  note issued to an accredited  investor on February
   18, 2005 and maturing June 18, 2005,  carrying interest at the
   rate of 12% per year.                                                100,000

   Promissory  note issued to an accredited  investor on March 2,
   2005 and maturing April 1, 2005 and is now payable on demand, carrying  interest at the rate of 5% per year in the form of stock purchase  warrants.  The note is personally guaranteed
   by  the  Company's   chief  executive officer.                        20,000

   Promissory note issued to an accredited  investor on March 17,
   2005 and  maturing  June 15,  2005,  carrying  interest at the rate of 10% per year.  In the event of default by debtor,  the interest rate  increases to 20% per year. The note was subject to a $20,000  origination fee and assumption of $3,000 related
   legal expenses.                                                      220,000
                                                                    -----------
                                                                      1,410,437

   Less Discount for Warrants issued in association with
Promissory Notes:                                                        (4,167)
                                                                    -----------

   Total Short Term Debt                                            $ 1,406,270
                                                                    ===========

9.    LONG TERM DEBT

   Long-term debt at March 31, 2005 is as follows:

   Non-interest  bearing  promissory  note  dated  May  20,  2003 maturing May 20, 2005  convertible at the option of the holder
   into common shares at a rate of $0.25/share.                     $     5,000

   Two  convertible  promissory  notes to an accredited  investor dated  August 8, 2003,  maturing  August 8,  2005,  bearing no interest.  The notes are convertible into restricted shares of common  stock at the  option of the  holder at a rate of $0.25
   per share.                                                            50,000

   Promissory  note dated  August 11, 2003,  maturing  August 11,
   2005,  bearing 8% interest  payable in form of stock  purchase warrants  valued at $0.25 per share.  The note is  convertible at the option of the holder into common  shares at the rate of
   $.25/share.  The  note  was  accompanied  by the  issuance  of
   50,000 3-year common stock  purchase  warrants  exercisable at
   $0.50 per share and is  secured in the form of a first lien on
   a Company patent.                                                     25,000
                                                                    -----------
                                                                         80,000
   Less Current Maturities                                              (80,000)
                                                                    -----------
   Total Long Term Debt                                             $         0
                                                                    ===========

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

10.   INCOME TAX

      The Company's total deferred tax asset and valuation allowance are as follows:

                                                  Year Ended December 31,
                                               ----------------------------
                                                   2004            2003
      Total deferred tax asset, non-current    $  6,110,000    $  3,952,000
      Less valuation allowance                   (6,110,000)     (3,952,000)
                                               ------------    ------------
      Net deferred tax asset, non-current      $         --    $         --
                                               ============    ============

      The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:

                                               Year Ended December 31,
                                            -----------------------------
                                                2004             2003
                                            ------------     ------------
      Tax benefit                                    40%              40%
      Valuation allowance                            40%              40%
                                            ------------     ------------
      Effective tax rate                              --               --
                                            ------------     ------------

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

11.   OPERATING LEASE COMMITMENTS

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

      The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2004:

               Year Ending December 31,
               ------------------------
                         2005                     $   118,512
                         2006                         118,512
                         2007                         108,636
                         2008                              --
                         2009                              --
                                                  -----------
           Total minimum payments required        $   345,660
                                                  ===========

12.   RELATED PARTY TRANSACTIONS

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.33% of the gross sales of RESURGEX(R) AND RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products of Millennium. During the first quarter in 2005, Mr. Miller and Jane Swon entered into an agreement whereby Miller transferred $93,650 in accrued royalties and a promissory note for $50,000.

      On January 11, 2001 Millennium entered into Royalty and Investment Agreements with Jane Swon (spouse of Jerry E. Swon) and P. Elayne Wishart (spouse of former Chief Operating Officer and Director Bruce Deichl). Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to 3.3% of the gross sales of RESURGEX(R) and RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products. The $50,000 consideration is being amortized over 10 years to additional paid-in-capital.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

13.   COMMITMENTS

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

      The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Expenses of $277,283 were incurred under the terms of this agreement for the quarter ended March 31, 2005, and are included in selling, general and administrative expenses. As of March 31, 2005 Millennium is due to pay Isocell $265,209 for licensing fees for calendar year 2004 and the first quarter in 2005. This amount is included in Accounts Payable and Accrued Expenses.

14.   FACTORS

      The Company has an agreement with a finance company to sell its receivables with recourse. In the event the receivable is not collected within ninety days, the Company must repurchase the receivable from the finance company. At March 31, 2005, the Company has no contingent liabilities towards the factor..

15.   MAJOR VENDORS

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

Item 2.     Management's Discussion And Analysis Of
            Financial Condition And Results Of Operations

            Cautionary Statement Pursuant To "Safe Harbor" Provisions
              Of Section 21e Of The Securities Exchange Act Of 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the risk factors discussed below and in the Company's other reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

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

Although we are generating revenues, we continue to operate at a loss. During the quarter ended March 31, 2005 and the year ended December 31, 2004, we generated revenues of $291,420 and $1,083,458 from sales of our three products. However, during these periods we realized net losses of $733,509 and $5,398,574. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have steadily increased since we began marketing our first product in September 2001, our operating expenses are significantly greater than our revenues. On April 30, 2004, we obtained gross proceeds of $2,000,000 from a private offering of our securities. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs until the fourth quarter of 2004. During the fourth quarter of 2004 and in the first quarter of 2005 we obtained new loans totaling $832,000 to fund ongoing working capital requirements for the combined periods. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements contained in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2004 contained in our annual report on Form 10-KSB have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on these consolidated financial statements includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

The packaging, labeling, advertising, promotion, distribution and sale of RESURGEX(R) and RESURGEX PLUS(R) and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

Our Board of Directors has the authority to issue up to 75,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of May 16, 2005, 63,968,124 shares are issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of May 16, 2005, approximately 10,200,000 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of May 16, 2005, we had warrants outstanding for the purchase of an aggregate of 17,148,913 shares of our common stock, and stock options for 2,255,312 shares. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Results of Operations for the Quarter Ended March 31, 2005:

Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R) and Defenzyme(TM) for the quarter ended March 31, 2005 were $291,420, an increase of approximately 30% from the first quarter in 2004 which had total revenues of $224,173. In spite of these positive developments the Company is not yet, however, at a stage where revenues are sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2005 amounted to $93,734 for a 32% gross margin. This compares to $90,633 and 40%, respectively, for the first quarter in 2004. The margin decrease is primarily due to a sudden escalation in the price of a raw material (CoQ10-Coenzyme Q10). The Company has subsequently lowered and stabilized the cost of this raw material by committing to annual purchases based on current projections.

After deduction of selling, general and administrative expenses of $640,405 the Company realized an operating loss of $546,671. Included in selling, general and administrative expenses are $102,000 non-cash outlays in the form of restricted stock issued for compensation. As required by current SEC guidelines the Company recorded such transactions at the fair market price on the date of issuance. Selling general and administrative expenses for the period showed a material decrease from the corresponding figure a year ago when such expenses totaled $1,071,384. Lesser outlays for outside professional services were the main reason for the decrease. In this regard, it should be noted that the 2004 figure was high due to the requirement of valuing certain restricted stock and warrants issued as compensation for such services at market prices for unrestricted stock.

Interest expenses likewise showed a marked decrease, from $243,607 in the first quarter in 2004 to $62,844 in the current period. Here too, as in the case of professional services expense, the issuance of certain securities contributed to the expense in 2004. The Company also incurred an additional expense of $123,994 in recognition of certain purchase obligations to a major vendor (see Note 13 "Commitments" to the attached financial statements).

The net result for the quarter ended March 31, 2005 was a loss of $733,509 or $0.02 per share, compared to a loss of $1,127,683 or $0.04 per share for the prior year.

Liquidity and Capital Resources

In view of the fact that the Company's sales and marketing is still in the early stages of its development, its operations were generally financed by new debt and equity investments through private placements with accredited investors. During the quarter the Company had obtained new working capital primarily though placement of short-term debt which supplied the majority of the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $550,000. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the quarter remains severely constrained, with working capital showing a deficit of $1,614,302.

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

Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this report.

Revenue Recognition

Revenue is recognized at the date of shipment to customers provided that the resulting receivable is deemed probable of collection.

Item 3.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART  II  -  OTHER INFORMATION

Item 1   Legal Proceedings

         -  None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.

            (a) Issuance of unregistered securities. During the quarter ended March 31, 2005, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by
Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

      (i) 595,000 shares of its common stock to twelve creditors pursuant to the conversion of promissory notes with a face value of $148,750.

      (ii) 225,000 shares of its common stock to an investor pursuant to his exercise of warrants for such number of shares, which resulted in the receipt by the Company of $56,250 in cash.

      (iii) 300,000 shares of its common stock as bonuses to three employees, one of which is an officer, of the company.

            (b) Not Applicable

            (c) Not Applicable

Item 3   Defaults Upon Senior Securities

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

                                         MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date:   May 16, 2005                     By: /s/  Frank Guarino
                                             ------------------
                                             Frank Guarino
                                             Chief Financial Officer
                                             Chief Accounting Officer