Form 10QSB
period 2005-06-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2005-08-22
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                             22-1558317
-------------------------------                          --------------------
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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of August 15, 2005, was 47,764,408 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2005                                                3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2005 and 2004            4

         Consolidated Statements of Cash Flows
          - Six months ended June 31, 2005 and 2004                      5

         Notes to Consolidated Financial Statements                      6 - 15

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       16

Item 3   Controls and Procedures                                         22

PART II  -  OTHER INFORMATION                                            22

SIGNATURES                                                               23

PART I  - Item 1


              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

Assets
Current Assets
     Cash ...................................................................   $        582
     Accounts receivable, net of allowance for
        doubtful accounts of $20,000 ........................................        194,433
     Inventories ............................................................        256,919
     Prepaid expenses .......................................................         40,267
     Prepaid consulting, current ............................................        445,827
     Miscellaneous receivables ..............................................         77,931
                                                                                ------------
        Total Current Assets ................................................      1,015,959
     Prepaid consulting, less current portion ...............................         63,280
     Property and equipment, net of accumulated
        depreciation of $89,922 .............................................         40,407
     Patents, net of accumulated amortization of $2,255 .....................          9,262
     Deposits ...............................................................         18,352
                                                                                ------------
         Total Assets .......................................................      1,147,260
                                                                                ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable and accrued expenses ..................................      1,160,124
     Short term debt ........................................................      1,240,894
     Current maturities of long term debt ...................................         75,000
                                                                                ------------
        Total Current Liabilities ...........................................      2,476,018
     Accrued royalties, long-term portion ...................................         22,500
                                                                                ------------
         Total Liabilities ..................................................      2,498,518

Stockholders' Equity (Deficit)
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
         at redemption value ................................................        130,282
     Cumulative, Series C, non-voting, 64,762 shares issued and outstanding .         64,763
     Convertible, Series D, 0 shares issued and outstanding .................             --
     Common Stock, $0.001 par value, 75,000,000 shares authorized,
     47,754,409 shares issued and outstanding ...............................         47,754
     Additional paid-in capital .............................................     16,078,308
     Accumulated deficit ....................................................    (17,672,365)
                                                                                ------------
         Total Stockholders' Equity (Deficit) ...............................     (1,351,258)

         Total Liabilities and Equity (Deficit) .............................   $  1,147,260

                                                                                ============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                         June 30,                         June 30,
                                                   2005             2004           2005              2004
                                               ------------    ------------    ------------    ------------
Total Revenues .............................   $    159,169    $    260,834    $    450,589    $    485,007

     Cost of Goods Sold ....................         69,593         152,062         267,279         285,602
                                               ------------    ------------    ------------    ------------
Gross Profit ...............................         89,576         108,772         183,310         199,405

Research and development cost ..............          7,913          11,855           7,913          19,331

Selling, general & administrative expenses .      1,020,931       1,475,637       1,661,336       2,547,021
                                               ------------    ------------    ------------    ------------
Total operating expenses ...................      1,028,844       1,487,492       1,669,249       2,566,352


Loss from Operations .......................       (939,268)     (1,378,720)     (1,485,939)     (2,366,947)

Other Income (Expense)
     Miscellaneous income ..................             --              --              --         124,151
     Miscellaneous expense .................        (50,025)        (87,933)       (174,019)       (107,933)
     Interest expense, net .................        (64,644)       (146,723)       (127,488)       (390,330)
                                               ------------    ------------    ------------    ------------

Total Other Income (Expense) ...............       (114,669)       (234,656)       (301,507)       (374,112)
                                               ------------    ------------    ------------    ------------
Loss before Provision for Income taxes .....   $ (1,053,937)   $ (1,613,376)   $ (1,787,446)   $ (2,741,059)

     Provision for Income Taxes ............             --              --              --              --

Net Loss ...................................   $ (1,053,937)   $ (1,613,376)   $ (1,787,446)   $ (2,741,059)
                                               ============    ============    ============    ============
Net Loss per Common Share ..................   $      (0.02)   $      (0.04)   $      (0.04)   $      (0.08)
                                               ============    ============    ============    ============
Weighted Average Number of
     Common Shares Outstanding .............     45,346,696      39,995,048      44,172,392      35,607,392
                                               ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            2005            2004
                                                         -----------    -----------
Cash Flows from Operating Activities
     Net Loss ........................................   $(1,787,446)   $(2,741,059)
     Adjustments to Reconcile Net Loss to
     Net Cash used by Operations
        Depreciation and amortization ................        13,516         13,580
        Securities issued for various expenses .......       694,650      1,499,353
        Amortization of note discount ................         5,746             --
        Convertible feature of notes .................            --        114,689
     Decreases (Increases) in Assets
        Accounts receivable ..........................       (61,178)
                                                                           (177,072)
        Due from related party .......................            --       (111,547)
        Inventories ..................................        32,626        (32,324)
        Prepaid expenses .............................       (24,894)       152,012
        Other assets .................................       (16,668)            --
     Increases (Decreases) in Liabilities
        Accounts payable and accrued expenses ........       220,599       (553,176)
        Notes offset against miscellaneous receivables      (176,250)            --
                                                         -----------    -----------
Net Cash Used by Operating Activities ................    (1,099,299)    (1,835,544)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ...........       650,000        280,000
     Repayment of loans and notes payable ............       (60,000)      (515,000)
     Due to officers .................................            --       (127,594)
     Changes in long term royalties obligation .......        (2,500)           833
     Issuance of common stock ........................       489,294      2,788,885
                                                         -----------    -----------
Net Cash Provided by Financing Activities ............     1,076,794      2,427,124

Net Increase in Cash .................................       (22,505)       591,580
Cash at beginning of period ..........................        23,087         28,327
                                                         -----------    -----------
Cash at end of period ................................   $       582    $   619,907
                                                         ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
      Millennium   Biotechnologies  Group,  Inc.  (the  Company  or  "Millennium
      Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

      Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(R), RESURGEX PLUS(R) and Defenzyme(TM) which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

     Basis of Presentation
      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 and its quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004, have been included.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Patents
      Patents are capitalized and amortized over 240 months. Amortization expense was $144 and $288, and $144 and $288, for the quarters and the six months periods ended June 30, 2005 and 2004, respectively.

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

     Advertising costs
      Advertising costs are charged to operations when incurred. Advertising expense was $0 and $390, and $73,012 and $102,158, for the quarters and the six months periods ended June 30, 2005 and 2004, respectively.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

2. GOING CONCERN

      In their report for the fiscal year ended December 31, 2004, the Company's auditors noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management's plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

5.  INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(R) and RESURGEX PLUS(R) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at June 30, 2005 consist of the following:

Raw Materials                                                         $ 118,934
Work in Process                                                          60,647
    Finished Goods                                                       88,121
Packaging                                                                76,256
                                                                      ---------
                                                                        343,958
Less: Reserve for losses                                                (87,039)
                                                                      ---------
  Total                                                               $ 256,919
                                                                      ---------

6. PROPERTY AND EQUIPMENT

      Property and equipment at cost, less accumulated depreciation, at June 30, 2005, consists of the following:

Furniture                                                             $  46,127
Equipment                                                                22,445
Leasehold improvements                                                   61,757
                                                                      ---------
    Subtotal                                                            130,329
Less accumulated depreciation                                           (89,922)
                                                                      ---------
    Total                                                             $  40,407
                                                                      ---------

      Depreciation expense charged to operations was $6,408 and $13,228, and $6,678 and $13,292, for the quarters and six months periods ended June 30, 2005 and 2004, respectively.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at June 30, 2005:

  Accounts payable                                                    $  532,036
  Accrued interest                                                        83,184
  Accrued salaries, bonuses and payroll taxes                            138,885
  Accrued royalties                                                      104,744
  Accrued professional fees                                               24,000
  Accrued minimum purchase obligations                                   265,209
  Miscellaneous accruals                                                  12,066
                                                                      ----------
                                                                      $1,160,124
                                                                      ==========

8.  DEBT

     Short-term debt at June 30, 2005, is as follows:
     Cash advances by three accredited  investors,  due on demand,  non-interest  bearing except   $           50,440
     for $46,000 which carries interest at 12% per year.

     Promissory  note dated  December 17, 2002,  originally  for $50,000 issued to an accredited investor,  maturing  September 28, 2003, bearing interest at the rate of 10% per annum. The note has been changed to be due on demand and remains  outstanding  at June 30,  2005.  The holder of the note is entitled to convert all or a portion of the  principal  and  interest at any time after the  maturity  date into shares of common stock of the Company at a price equal to $0.25/share  of the principal if the principal and interest is not fully repaid on or before the  maturity  date.  Management  has  repaid  $25,000  in  December  2003 and is presently  negotiating  to convert the remaining  $25,000 into equity.  The Company  issued
     125,000  5-year  common stock  purchase  warrants in  conjunction  with the note which were
     exercised  at  a  rate  of  $0.01  per  share.   The  computed   discount   (computed  with
     Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.                25,000

    Promissory  note dated October 17, 2002 in the amount of $125,000,  bearing  interest at 12%
    per annum,  originally maturing February 17, 2003 less discount.  The 12% interest per annum accrued to date on the  principal  amount  outstanding  is to be paid weekly with 25% of all cash  receipts  received by the  Company.  The Company  issued  70,000  3-year  common stock purchase  warrants  exercisable  at $.50  per  share  in  conjunction  with the note and has recorded a  discount  for the fair  market  value  (computed  under  Black-Scholes)  for the warrant.  The maturity date on the note was extended to September 17, 2003 and  subsequently to March  26,  2004.  The note has been  changed  to be due on  demand  and  $81,747 remains
    outstanding at June 30, 2005.                                                                              81,747

    Promissory  convertible  note dated  February 21,  2003,  issued to an  accredited  investor originally due on August 21, 2003,  bearing  interest at 8% per annum payable in stock.  The note  was  extended  to  December  31,  2004  and was  made  non-interest  bearing,  and has subsequently  been  changed to be due on demand.  The note is  convertible  into  restricted
    common shares at the rate of $0.25 per share, at the option of the holder.                                 10,000

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

DEBT (Continued)

    Promissory note dated March 5, 2003,  bearing interest payable in the form of 100,000 shares of restricted common stock,  issued to an accredited  investor and originally maturing April
    5, 2003.  The note was  initially  extended  to October 5, 2003.  The note was  subsequently extended to March 26,  2004  bearing  12%  interest  per annum,  and has  subsequently  been
    changed to be due on demand and remains outstanding at June 30, 2005.                          $          150,000

    Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20,
    2004, bearing interest at a rate 8% per annum payable in restrictedshares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of
    $0.25 per share. The note has been changed to be due on demand and remains outstanding at June 30, 2005.
                                                                                                               30,000

    Convertible  promissory  note dated July 3, 2003  originally due December 31, 2003,  bearing interest at 12% per year payable in restricted  common stock,  extended through December 31,
    2004. The note has subsequently been changed to be due on demand and remains  outstanding at
    June 30, 2005. The note is convertible  at the option of the holder into  restricted  common
    stock at the rate of $0.20 per share.                                                                      50,000

    Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest. 25,000

    Promissory note issued to an accredited  investor on October 26, 2004,  originally  maturing
    December  31,  2004 which was  subsequently  changed to be due on demand.  The note  carries interest  at the rate of 15% per year and is  secured  by a pledge  of the  proceeds  to the
    Company  from the sale of current and future  tax-loss  carry-forwards  under the New Jersey
    Emerging Technology and Biotechnology Financial Assistance Act.                                           150,000

    Promissory note issued to an accredited  investor on December 13, 2004 and maturing December
    13, 2005.  The note carries  interest at the rate of 8% per year and is  convertible  at the
    option of the holder into common shares at the rate of $0.25 per share.                                    25,000

    Promissory  grid note issued to one accredited  investor for demand loans  extended  between
    September and December 2004.  The note carries  interest at the rate of 10% per year. Of the
    amounts originally loaned, $225,000 had been repaid in October and December 2004.                         245,000

    Promissory  note issued to an  accredited  investor  on February  11,  2005,  originally  for
    $100,000 and maturing March 13, 2005,  carrying interest at the rate of 5% per year.  $35,000 of the note has been repaid, with the remaining balance due on demand. The note is personally
    guaranteed by the Company's chief executive officer.                                                       65,000

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

DEBT (Continued)

    Promissory note issued to an accredited  investor on February 18, 2005 and maturing June 18,
    2005,  carrying interest at the rate of 12% per year. The note remains open at June 30, 2005
    and is in default.                                                                                        100,000

    Promissory note, originally issued for $20,000 to an accredited investor on
    March 2, 2005 and maturing April 1, 2005, carrying interest at the rate of
    5% per year in the form of stock purchase warrants. $10,000 of this note has been repaid, with the balance due on demand. The note is personally guaranteed by the Company's chief executive officer.
                                                                                                               10,000
    Non-interest bearing promissory note dated May 20, 2003 maturing May 20,
    2005 convertible at the option of the holder into common shares at a rate of
    $0.25/share. The note has been changed to be due on demand and remains outstanding at June 30, 2005.
                                                                                                                5,000
    Promissory  note issued to an  accredited  investor on March 17, 2005 and maturing  June 15,
    2005,  carrying interest at the rate of 10% per year. In the event of default by debtor, the interest  rate  increases to 20% per year.  The note remains open at June 30, 2005 and is in default.  The note was subject to a $20,000 origination fee and assumption of $3,000 related
    legal expenses.                                                                                           220,000
                                                                                                     -----------------
                                                                                                            1,242,187
     Less Discount for Warrants issued in association with Promissory Notes:                                   (1,293)
                                                                                                     -----------------

     Total Short Term Debt                                                                         $        1,240,894
                                                                                                     =================

9. LONG TERM DEBT

    Long-term debt at June 30, 2005 is as follows:

    Two convertible  promissory notes to an accredited  investor dated August 8, 2003,  maturing   $           50,000
    August 8, 2005,  bearing no interest.  The notes are convertible  into restricted  shares of common stock at the option of the holder at a rate of $0.25 per share.

    Promissory  note dated  August 11,  2003,  maturing  August 11,  2005,  bearing 8%  interest payable  in form of  stock  purchase  warrants  valued  at  $0.25  per  share.  The  note is convertible  at the option of the holder into common shares at the rate of  $.25/share.  The note was  accompanied  by the  issuance of 50,000  3-year  common  stock  purchase  warrants exercisable  at $0.50  per  share and is  secured  in the form of a first  lien on a Company
    patent.                                                                                                    25,000
                                                                                                     -----------------
                                                                                                               75,000
     Less Current Maturities                                                                                 (75,000)
                                                                                                     -----------------

     Total Long Term Debt                                                                          $                0
                                                                                                     =================

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

10. INCOME TAX

     The Company's total deferred tax asset and valuation allowance are as follows:
                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2004             2003
                                                   -----------      -----------
Total deferred tax asset, non-current              $ 6,110,000      $ 3,952,000
Less valuation allowance                            (6,110,000)      (3,952,000)
                                                   -----------      -----------
Net deferred tax asset, non-current                $        --      $        --
                                                   -----------      -----------

     The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:

                                                        Year Ended December 31,
                                                         ------------------
                                                           2004        2003
                                                         ------      ------
Tax benefit                                                  40%         40%
Valuation allowance                                          40%         40%
                                                         ------      ------
Effective tax rate                                           --          --
                                                         ======      =======

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

     The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of June 30, 2005:
        Year Ending December 31,
                  2005                                      $         59,256
                  2006                                               118,512
                  2007                                               108,636
                                                              ---------------
                                                              ---------------
     Total minimum payments required                        $        286,404
                                                              ===============

12. RELATED PARTY TRANSACTIONS

     On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.33% of the gross sales of RESURGEX(R) AND RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products of Millennium. During the first quarter of 2005 Mr. Miller and Jane Swon entered into an agreement whereby among others Miller transferred $93,650 in accrued royalties and a promissory note for $50,000 to Jane Swon.

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

     During the second quarter of 2005, a note holder assigned a $76,250 note to Jane Swon. During the second quarter of 2005, Jerry E. Swon personally guaranteed certain notes totaling $120,000.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

     The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Expenses of $123,993 were incurred under the terms of this agreement for the quarters and the six months periods ended June 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses. As of June 30, 2005 Millennium is due to pay Isocell $265,209 for licensing fees for calendar year 2004 and the first two quarters in 2005. This amount is included in Accounts Payable and Accrued Expenses.

14.  FACTORS

     The Company has an agreement with a finance company to sell its receivables with recourse. In the event the receivable is not collected within ninety days, the Company must repurchase the receivable from the finance company. At June 30, 2005, the Company has no contingent liabilities towards the factor.

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

Results of Operations for the Quarter Ended June 30, 2005:

The Company is currently actively engaged in the preparation phase associated with a national sales, marketing and distribution campaign to expand the market share of the products the Company manufactures. The national launch is scheduled to begin early in the fourth quarter of 2005 and will provide for an additional 165 sales representatives; 14 District Managers and 3 Regional Mangers nationwide resulting in 4,000 medical market sales calls per month. The Company currently performs between 100 and 150 medical sales calls per month. The Company's current effort yield in excess of $1,000,000 in gross revenue for the twelve months ended December 31, 2004.

The immediate transformation from a localized sales and marketing presence to a nationwide presence required new manufacturing procedures which were implemented during the second quarter. This transition resulted in a reduction of sales revenue during the second quarter. Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R) and Defenzyme(TM) for the quarter ended June 30, 2005 were $159,169, a decrease of approximately 39% from the second quarter in 2004 which had total revenues of $260,834.

Gross profits for the quarter ended June 30, 2005 amounted to $89,593 for a 56% gross margin. This compares to $108,772 and 41%, respectively, for the first quarter in 2004. The margin increase is primarily due to decrease in certain prices of raw materials which were acquired at lower costs due to increased supplies within the industry.

After deduction of selling, general and administrative expenses of $1,020,931 and research and development costs of $7,913, the Company realized an operating loss of $939,268. Included in selling, general and administrative expenses are $573,700 non-cash outlays in the form of restricted stock issued for compensation and services. As required by current SEC guidelines, the Company recorded such transactions at the fair market price on the date of issuance. Selling general and administrative expenses for the period showed a material decrease from the corresponding figure a year ago when such expenses totaled $1,071,384. Lesser outlays for outside professional services were the main reason for the decrease. In this regard, it should be noted that the 2004 figure was high due to the requirement of valuing certain restricted stock and warrants issued as compensation for such services at market prices for unrestricted stock.

Interest expenses likewise showed a marked decrease, from $146,723 in the second quarter in 2004 to $64,644 in the current period. Here too, as in the case of professional services expense, the issuance of certain securities contributed to the expense in 2004.

The net result for the quarter ended June 30, 2005 was a loss of $1,053,937 or $0.02 per share, compared to a loss of $1,613,379 or $0.04 per share for the prior year.

Liquidity and Capital Resources

As in the past, the Company's operations were generally financed by new debt and equity investments through private placements with accredited investors. During the second quarter of 2005, the Company obtained new working capital primarily though the issuance of common stock to accredited private investors and the placement of short-term debt which together supplied the majority of the funds that were needed to finance operations during the reporting period. Such transactions resulted in the receipt by the Company of $533,044. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the quarter remains severely constrained, with working capital showing a deficit of $1,460,059.

Management is currently in discussions with several entities in order to obtain further debt and/or equity financing to satisfy the Company's capital needs until such time as cash flow from sales increases to an extent that it will meet cash requirements of operations. Management expects, but cannot assure, it will be able to successfully conclude such discussions. See "We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business" in "Risk Factors" below.

                                  RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ from expectations:

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the six months ended June 30, 2005 and the year ended December 31, 2004, we generated revenues of $450,589 and $1,083,458 from sales of our three products. However, during these periods we realized net losses of $1,787,446 and $5,398,574. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have steadily increased since we began marketing our first product in September 2001, our operating expenses are significantly greater than our revenues. On April 30, 2004, we obtained gross proceeds of $2,000,000 from a private offering of our securities. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs until the fourth quarter of 2004. During the first six months of 2005 we received $489,294 from issuance of our common stock and obtained new loans totaling $650,000 to fund ongoing working capital requirements for the period. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our 2004 year end audited financial statements contain a "going concern" explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements contained in this report have been prepared.

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

Our Board of Directors has the authority to issue up to 75,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of July 31, 2005, 63,107,056 shares are issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of August 15, 2005 approximately 14,200,000 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of July 31, 2005 we had warrants outstanding for the purchase of an aggregate of 13,097,335 shares of our common stock, and stock options for 2,255,312 shares. of these restricted shares and 12,098,904 of the shares issuable upon exercise of the warrants have been registered for resale under the Securities Act. Registration of the shares permits the sale of the shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

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

Item 3.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls an procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART  II  -  OTHER INFORMATION

Item 1   Legal Proceedings

         -  None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance of unregistered securities

During the quarter ended June 30, 2005, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i) 333,334 shares of its common stock to one creditor pursuant to the conversion of a promissory note with a face value of $100,000.

(ii) 1,704,692 shares of its common stock to nine investors pursuant to their exercise of warrants for such number of shares, which resulted in the receipt by the Company of $433,044 in cash.

(iii) 466,532 shares of its common stock as bonuses to two outside directors of the Company in lieu of $100,000 cash bonuses.

(iv) 1,430,000 shares of its common stock to five outside consultants for services rendered.

(v) 75,952 shares of its common stock to three creditors for interest on promissory notes.

      (b)   Not Applicable

      (c)   Not Applicable

Item 3   Defaults Upon Senior Securities

         -  None

[FRANK: INSTRUCTIONS TO THIS ITEM 3: (a) If there has been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the small business issuer exceeding 5 percent of the total assets of the issuer identify the indebtedness and state the nature of the default. In the case of such a default in the payment of principal, interest, or a sinking or purchase fund installment, state the amount of the default and the total arrearage on the date of filing this report.

Instruction to Item 3(a): 1. This paragraph refers only to events which have become defaults under the governing instruments, i.e., after the expiration of any period of grace and compliance with any notice requirements.

Item 4   Submission of Matters to a Vote of Securities' Holders
         ------------------------------------------------------

         -  None

Item 5   Other Information

         -  None

Item 6   Exhibits

      10.1  July 2005 syndicated sales force agreement with Cardinal Health PTS.

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

                                  MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date:  August 22, 2005            By: /s/  Frank Guarino
                                      ------------------
                                      Frank Guarino
                                      Chief Financial Officer
                                      Chief Accounting Officer