Form 10QSB
period 2005-09-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2005-11-16
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2005

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

                                 (908) 604-2500
            ---------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes x No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                                 Yes ____  No X


            The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of October 31, 2005, was 51,640,163 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                       Page
                                                                      Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2005                                            3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2005 and 2004       4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2005 and 2004                 5

         Notes to Consolidated Financial Statements                       6 - 15

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       16

Item 3   Controls and Procedures                                         23

PART II  -  OTHER INFORMATION                                            23

Item 1 Legal Proceedings                                                 23

Item 2

Item 3 Defaults Upon Senior Securities                                   24

Item 4 Submission of Matters to a Vote to Securities Holders             24

Item 5 Other Information                                                 24

Item 6(a) Exhibits                                                       26

SIGNATURES                                                               26

PART I  - Item 1

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

Assets
Current Assets
     Cash ...................................................................   $    162,048
     Accounts receivable, net of allowance for
        doubtful accounts of $20,000 ........................................        255,537
     Inventories ............................................................        561,017
     Prepaid expenses .......................................................        384,494
     Miscellaneous receivables ..............................................         87,931
                                                                                ------------
        Total Current Assets ................................................      1,451,027
     Property and equipment, net of accumulated
        depreciation of $96,434 .............................................         33,895
     Patents, net of accumulated amortization of $2,399 .....................          9,118
     Deposits ...............................................................         18,352
                                                                                ------------
         Total Assets .......................................................      1,512,392
                                                                                ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable and accrued expenses ..................................      1,514,354
     Short term debt ........................................................      2,028,187
     Current maturities of long term debt ...................................         75,000
                                                                                ------------
        Total Current Liabilities ...........................................      3,617,541
     Accrued royalties, long-term portion ...................................         21,250
                                                                                ------------
         Total Liabilities ..................................................      3,638,791

Stockholders' Equity (Deficit)
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
         at redemption value ................................................        130,282
     Cumulative, Series C, non-voting, 64,762 shares issued and outstanding .         64,763
     Convertible, Series D, 0 shares issued and outstanding .................             --
     Common Stock, $0.001 par value, 75,000,000 shares authorized,
     51,640,163 shares issued and outstanding ...............................         51,640
     Additional paid-in capital .............................................     17,082,021
     Accumulated deficit ....................................................    (19,059,434)
     Deferred compensation ..................................................       (395,671)
                                                                                ------------
         Total Stockholders' Equity (Deficit) ...............................     (2,126,399)

         Total Liabilities and Equity (Deficit) .............................   $  1,512,392
                                                                                ============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
Total Revenues .............................   $    184,279    $    307,140    $    634,868    $    792,147
     Cost of Goods Sold ....................        113,575         194,817         380,854         480,419
                                               ------------    ------------    ------------    ------------
Gross Profit ...............................         70,704         112,323         254,014         311,728

Research and development cost ..............         30,326          35,487          38,239          54,818
Selling, general & administrative expenses .      1,077,874       1,151,706       2,739,210       3,698,727
                                               ------------    ------------    ------------    ------------
Total operating expenses ...................      1,108,200       1,187,193       2,777,449       3,753,545

Loss from Operations .......................     (1,037,496)     (1,074,870)     (2,523,435)     (3,441,817)

Other Income (Expense)
     Miscellaneous income ..................             --              --              --         124,151
     Miscellaneous expense .................         (7,050)       (115,399)       (181,069)       (223,332)
     Interest expense, net .................       (342,523)       (110,867)       (470,011)       (501,197)
                                               ------------    ------------    ------------    ------------
Total Other Income (Expense) ...............       (349,573)       (226,266)       (651,080)       (600,378)
                                               ------------    ------------    ------------    ------------
Loss before Provision for Income taxes .....   $ (1,387,069)   $ (1,301,136)   $ (3,174,515)   $ (4,042,195)

     Provision for Income Taxes ............             --              --              --              --

Net Loss ...................................   $ (1,387,069)   $ (1,301,136)   $ (3,174,515)   $ (4,042,195)
                                               ============    ============    ============    ============
Net Loss per Common Share ..................   $      (0.03)   $      (0.03)   $      (0.07)   $      (0.11)
                                               ============    ============    ============    ============
Weighted Average Number of
     Common Shares Outstanding .............     49,786,803      41,019,510      46,043,862      37,411,431
                                               ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                            2005            2004
                                                         -----------    -----------
Cash Flows from Operating Activities
     Net Loss ........................................   $(3,174,515)   $(4,042,195)
     Adjustments to Reconcile Net Loss to
     Net Cash used by Operations
        Depreciation and amortization ................        19,740         21,440
        Securities issued for various expenses .......       878,400      1,723,008
        Deferred compensation recognized .............       113,436             --
        Amortization of note discount ................         7,039         92,893
        Convertible feature of notes .................            --        119,126
     Decreases (Increases) in Assets
        Accounts receivable ..........................      (122,282)      (141,438)
        Due from related party .......................            --       (111,547)
        Inventories ..................................      (271,472)      (336,636)
        Prepaid expenses .............................      (369,121)       496,879
        Other assets .................................       (26,668)       (38,874)
     Increases (Decreases) in Liabilities
        Accounts payable and accrued expenses ........       574,829       (356,460)
        Notes offset against miscellaneous receivables      (176,250)            --
                                                         -----------    -----------
Net Cash Used by Operating Activities ................    (2,546,864)    (2,573,804)

Cash Flows from Investing Activities
     Purchases of equipment ..........................            --        (13,462)
                                                         -----------    -----------
Net Cash Used by Investing Activities ................            --        (13,462)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ...........     1,650,000        755,000
     Repayment of loans and notes payable ............      (274,000)      (635,000)
     Due to officers .................................            --          3,127
     Changes in long term royalties obligation .......        (3,750)          (417)
     Issuance of common stock ........................     1,313,575      2,853,121
                                                         -----------    -----------
Net Cash Provided by Financing Activities ............     2,685,825      2,975,831

Net Increase in Cash .................................       138,961        388,565
Cash at beginning of period ..........................        23,087         28,327
                                                         -----------    -----------
Cash at end of period ................................   $   162,048    $   416,892
                                                         ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
       Millennium Biotechnologies Group, Inc. (the Company or "Millennium Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

       Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(R), RESURGEX PLUS(R) and Defenzyme
       (TM) which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

     Basis of Presentation
       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
       These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 and its quarterly reports on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005.

       In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004, have been included.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Patents
       Patents are capitalized and amortized over 240 months. Amortization expense was $144 and $432, and $144 and $432, for the quarters and the nine months periods ended September 30, 2005 and 2004, respectively.

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

     Advertising costs
       Advertising costs are charged to operations when incurred. Advertising expense was $27,008 and $27,398, and $34,016 and $70,646, for the
       quarters and the nine months periods ended September 30, 2005 and 2004, respectively.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

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

4. PREPAID EXPENSES

     Prepaid expenses include $330,873 prepayments to three vendors of raw materials, and $36,559 prepaid insurance costs.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

5.  INVENTORIES

     Inventories consist of work-in-process and finished goods for the Company's RESURGEX(R) and RESURGEX PLUS(R) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at September 30, 2005 consist of the following:

         Raw Materials                                       $ 118,934
         Work in Process                                       234,996
             Finished Goods                                    219,160
         Packaging                                              74,966
                                                             ---------
                                                               648,056
         Less: Reserve for losses                              (87,039)
                                                             ---------
           Total                                             $ 561,017
                                                             =========

6. PROPERTY AND EQUIPMENT

     Property and equipment at cost, less accumulated depreciation, at September 30, 2005, consists of the following:

         Furniture                                           $  46,127
         Equipment                                              22,445
         Leasehold improvements                                 61,757
                                                             ---------
             Subtotal                                          130,329
         Less accumulated depreciation                         (96,434)
                                                             ---------
             Total                                           $  33,895
                                                             =========

     Depreciation expense charged to operations was $6,512 and $19,740, and $7,716 and $21,008 for the quarters and nine months periods ended September 30, 2005 and 2004, respectively.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at September 30, 2005:

         Accounts payable                                    $  851,435
         Accrued interest                                       116,386
           Accrued salaries, bonuses and payroll taxes          116,236
           Accrued royalties                                    117,022
         Accrued professional fees                               36,000
           Accrued minimum purchase obligations                 265,209
         Miscellaneous accruals                                  12,066
                                                             ----------
                                                             $1,514,354
                                                             ==========

8.  DEBT
     Short-term debt at September 30, 2005, is as follows:

     Cash advances by three accredited  investors,  due on demand,  non-interest
     bearing except for $46,000 which carries interest at 12% per year.            $    50,440

     Promissory  note dated December 17, 2002,  originally for $50,000 issued to an accredited  investor,  maturing  September 28, 2003, bearing interest at the rate of 10% per  annum.  The note has been  changed to be due on demand and remains  outstanding  at September 30, 2005.  The holder of the note is entitled to convert all or a portion of the  principal  and interest at any time after the maturity  date into shares of common stock of the Company at a price equal to  $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity  date.  Management has repaid
     $25,000 in  December  2003 and is  presently  negotiating  to  convert  the remaining  $25,000 into equity.  The Company  issued  125,000 5-year common stock purchase  warrants in conjunction  with the note which were exercised at a rate  of  $0.01  per  share.  The  computed  discount  (computed  with
     Black-Scholes)  related to the detachable stock purchase  warrants has been
     fully amortized.                                                                   25,000

     Promissory  note dated October 17, 2002 in the amount of $125,000,  bearing interest  at 12% per annum,  originally  maturing  February  17,  2003 less discount.  The 12%  interest  per annum  accrued  to date on the  principal amount  outstanding  is to be paid  weekly  with 25% of all  cash  receipts received by the Company.  The Company  issued  70,000  3-year  common stock purchase  warrants  exercisable at $.50 per share in  conjunction  with the note and has recorded a discount for the fair market value  (computed under
     Black-Scholes) for the warrant.  The maturity date on the note was extended to September 17, 2003 and subsequently to March 26, 2004. The note has been changed to be due on demand and $27,747 remain outstanding at September 30,
     2005.                                                                              27,747

     Promissory   convertible  note  dated  February  21,  2003,  issued  to  an accredited  investor originally due on August 21, 2003, bearing interest at
     8% per annum  payable in stock.  The note was extended to December 31, 2004 and was made non-interest  bearing, and has subsequently been changed to be due on demand. The note is convertible into restricted common shares at the
     rate of $0.25 per share, at the option of the holder.                              10,000

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
DEBT (Continued)

     Promissory note dated March 5, 2003,  bearing  interest payable in the form of 100,000  shares of  restricted  common  stock,  issued to an  accredited investor and  originally  maturing  April 5, 2003.  The note was  initially extended to October 5, 2003.  The note was  subsequently  extended to March
     26, 2004 bearing 12% interest per annum, and has subsequently  been changed
     to be due on demand and remains outstanding at September 30, 2005.                150,000

     Convertible  Promissory Note to an accredited  investor dated May 20, 2003, maturing May 20, 2004,  bearing  interest at a rate 8% per annum payable in restrictedshares  of common stock at a rate of $0.25 per share. The note is convertible  at the option of the holder into  restricted  shares of common stock at a rate of $0.25 per share.  The note has been changed to be due on
     demand and remains outstanding at September 30, 2005.                              30,000

     Convertible  promissory note dated July 3, 2003 originally due December 31,
     2003,  bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently  been changed to be due on demand and remains outstanding at September 30, 2005. The note is convertible at the option of the holder into restricted  common stock at
     the rate of $0.20 per share.                                                       50,000

     Two demand loans  extended by two investors in March 2004 and January 2005,
     bearing no interest.                                                               25,000

     Promissory  note issued to an  accredited  investor  on October  26,  2004, originally maturing December 31, 2004 which was subsequently  changed to be due on demand. The note carries interest at the rate of 15% per year and is secured by a pledge of the proceeds to the Company from the sale of current and future tax-loss carry-forwards under the New Jersey Emerging Technology
     and Biotechnology Financial Assistance Act.                                       150,000

     Promissory  note issued to an accredited  investor on December 13, 2004 and maturing December 13, 2005. The note carries interest at the rate of 8% per year and is  convertible  at the option of the holder into common shares at
     the rate of $0.25 per share.                                                       25,000

     Promissory  grid note issued to one  accredited  investor  for demand loans extended between  September and December 2004. The note carries interest at the rate of 10% per year. Of the amounts  originally  loaned,  $225,000 had
     been repaid in October and December 2004, and $80,000 in September 2005.          165,000

     Promissory  note issued to an accredited  investor on February 18, 2005 and maturing June 18, 2005,  carrying interest at the rate of 12% per year. The
     note remains open at September 30, 2005 and is in default.                        100,000

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
DEBT (Continued)

     Promissory  note  issued to an  accredited  investor  on March 17, 2005 and maturing June 15, 2005,  carrying  interest at the rate of 10% per year. In the event of default by debtor,  the  interest  rate  increases  to 20% per year.  The note remains open at September  30, 2005 and is in default.  The note was  subject to a $20,000  origination  fee and  assumption  of $3,000
     related legal expenses.                                                           220,000

     Promissory note for $200,000  issued to an accredited  investor on July 19,
     2005 and maturing  December 31, 2005,  carrying interest at the rate of 10%
     per year. The note is convertible  into common shares of the Company at the
     option of the holder, at $0.25 per share.                                         200,000

     Promissory note for $100,000  issued to an accredited  investor on July 12,
     2005 and maturing  December 31, 2005,  carrying interest at the rate of 10%
     per year. The note is convertible  into common shares of the Company at the
     option of the holder, at $0.25 per share.                                         100,000

     Two promissory notes for $100,000 each issued to an accredited  investor on
     August 15 and  September 1, 2005 and maturing  December 31, 2005,  carrying interest at the rate of 10% per year. The notes are convertible into common
     shares of the Company at the option of the holder, at $0.25 per share.            200,000

     Promissory note for $300,000 issued to an accredited  investor on September
     15, 2005 and maturing  December 15, 2005,  carrying interest at the rate of
     8% per  year.  The  Company  had  issued  375,000  common  shares  as  loan origination  fee to an  assignee  of the  investor,  and had paid a $30,000 finder's fee in  connection  with the  placement of this note.  The note is
     guaranteed by a shareholder of the Company.                                       300,000

     Two promissory notes for $100,000 each issued to an accredited  investor on
     August 17 and August 31, 2005 and  maturing  December  31,  2005,  carrying interest at the rate of 10% per year. The notes are convertible into common
     shares of the Company at the option of the holder, at $0.25 per share.            200,000
                                                                                   -----------

     Total Short Term Debt                                                         $ 2,028,187
                                                                                   ===========

9. LONG TERM DEBT

     Long-term debt at September 30, 2005 is as follows:

     Two convertible  promissory notes to an accredited investor dated August 8,
     2003,  maturing  August 8, 2005,  bearing no interest.  The notes have been changed to be due on demand and remain  open at  September  30,  2005.  The notes are convertible into restricted  shares of common stock at the option
     of the holder at a rate of $0.25 per share.                                   $    50,000

     Promissory note dated August 11, 2003, maturing August 11, 2005, bearing 8%
     interest  payable in form of stock  purchase  warrants  valued at $0.25 per share.  The note is  convertible  at the option of the holder  into  common shares at the rate of  $.25/share.  The note has been  changed to be due on demand and remains open at September 30, 2005 The note was  accompanied  by the issuance of 50,000 3-year common stock purchase warrants exercisable at
     $0.50  per share and is  secured  in the form of a first  lien on a Company
     patent.                                                                            25,000
                                                                                   -----------
                                                                                        75,000
     Less Current Maturities                                                           (75,000)
                                                                                   -----------

     Total Long Term Debt                                                          $         0
                                                                                   ===========

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
10. INCOME TAX

     The Company's total deferred tax asset and valuation allowance are as follows:

                                                   Year Ended December 31,
                                                 --------------------------
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
                                                 ===========    ===========

     The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:

                                                       Year Ended December 31,
                                                      -------------------------
                                                           2004    2003
                                                           ----    ----
         Tax benefit                                        40%     40%
         Valuation allowance                                40%     40%
                                                           ----    ----
         Effective tax rate                                 --      --
                                                           ====    ====

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

11. DEFERRED COMPENSATION

     Deferred   compensation  consists  common  stock  and  warrants  issued  to consultants for future services, and is amortized over the period of the agreements ranging from one to three years.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

12. OPERATING LEASE COMMITMENTS

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

     The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of September 30, 2005:

              Year Ending December 31,
                        2005                           $       29,628
                        2006                                  118,512
                        2007                                  108,636
                        2008                                        -
                        2009                                        -
                                                       --------------
          Total minimum payments required              $      256,776
                                                       ==============

13. RELATED PARTY TRANSACTIONS

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

     On January 11, 2001 Millennium entered into Royalty and Investment Agreements with Jane Swon (spouse of Jerry E. Swon) and P. Elayne Wishart (spouse of former Chief Operating Officer and Director Bruce Deichl).
     Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to 3.3% of the gross sales of RESURGEX(R) and RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products. The $50,000 consideration is being amortized over 10 years to additional paid-in-capital..

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

14. COMMITMENTS

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

     The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Expenses of $123,993 were incurred under the terms of this agreement for the quarters and the nine months periods ended September 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses. As of September 30, 2005 Millennium is due to pay Isocell $265,209 for licensing fees for calendar year 2004 and the first three quarters in 2005. This amount is included in Accounts Payable and Accrued Expenses.

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

Results of Operations for the Quarter Ended September 30, 2005:

During the third quarter the Company announced the development of its latest product Resurgex Select(TM) which was designed to address the nutritional needs of those undergoing cancer treatments. This comprehensive, high protein, high calorie, whole foods based nutritional formula is designed to provide essential high quality nutrients in efforts as an alternative to the poor quality ingredient formulas presently on the market. The Company expects to commence marketing of Resurgex Select(TM) in the 4th quarter of 2005 in conjunction with its national sales launch into the oncology market with Cardinal Health.

The Company launched a new website during the third quarter of 2005. The site, which provides ordering and product information for patients and healthcare professionals on the Resurgex line of products, was designed by Blue Diesel, a leading interactive communications agency serving the healthcare industry. Blue Diesel is a subsidiary of inChord Communications Inc., one of the top ten largest healthcare marketing organizations in the world. The launch of the website was timed to coincide with the recent national launch of the Resurgex Select(TM) line of products that focus on the nutritional needs of the oncology patient undergoing treatment.

The Company is currently actively engaged in the training and preparation phase associated with a national sales, marketing and distribution campaign to expand the market share of the products the Company manufactures. The national launch is scheduled to begin early in the fourth quarter of 2005 and will provide for an additional 165 sales representatives; 14 District Managers and 3 Regional Mangers nationwide.

The immediate focus and transformation from a localized sales and marketing presence to a nationwide presence has resulted in temporary reduction in sales revenues during the third quarter of 2005, compared to the third quarter of 2004. Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R) and Defenzyme(TM) for the quarter ended September 30, 2005 were $184,279, a decrease of approximately 40% from the third quarter in 2004 which had total revenues of $307,140.

Gross profits for the quarter ended September 30, 2005 amounted to $70,704 for a 38% gross margin. This compares to $112,323 and 37%, respectively, for the third quarter in 2004. The slight margin increase is primarily due to certain decreased prices of raw materials which were acquired at lower costs due to increased supplies within the industry.

After deduction of selling, general and administrative expenses of $1,077,874 and research and development costs of $30,326, the Company realized an operating loss of $1,037,496. Included in selling, general and administrative expenses are $183,750 non-cash outlays in the form of restricted stock issued for compensation and services. As required by current SEC guidelines, the Company recorded such transactions at the fair market price on the date of issuance. Selling general and administrative expenses for the period showed a decrease from the corresponding figure a year ago when such expenses totaled $1,151,706. Lesser outlays for outside professional services were the main reason for the decrease. In this regard, it should be noted that the 2004 figure was subject to the requirement of valuing certain restricted stock and warrants issued as compensation for such services at market prices for unrestricted stock.

The net result for the quarter ended September 30, 2005 was a loss of $1,387,069 or $0.03 per share, compared to a loss of $1,301,136 or $0.03 per share for the prior year.

Liquidity and Capital Resources

The Company's operations were generally financed by new debt and equity investments through private placements with accredited investors. During the third quarter of 2005, the Company obtained new working capital primarily though the issuance of common stock to accredited private investors and the placement of short-term debt. Together the capital supplied provided the majority of the funds that were needed to finance operations and provide capital required to finance the nationwide product launch during the reporting period. Such transactions resulted in the receipt by the Company of $1,827,598. These funds were adequate to fund ongoing operations although they were not sufficient to build up a liquidity reserve. The Company's financial position at the end of the quarter shows a working capital showing a deficit of $2,166,514.

Management is currently in discussions with several entities in order to obtain required debt and/or equity financing to satisfy the Company's capital needs until such time as cash flow from sales increases to an extent that it will meet cash requirements of operations. Management expects, but cannot assure, it will be able to successfully conclude such discussions. See "We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business" in "Risk Factors" below.

                                  RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ from expectations:

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the nine months ended September 30, 2005 and the year ended December 31, 2004, we generated revenues of $634,868 and $1,083,458 from sales of our three products. However, during these periods we realized net losses of $3,174,515 and $5,398,574. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. On April 30, 2004, we obtained gross proceeds of $2,000,000 from a private offering of our securities. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs until the fourth quarter of 2004. During the first nine months of 2005 we received $2,316,892 from issuance of our common stock and obtained new loans totaling $650,000 to fund ongoing working capital requirements for the period. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

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

As of October 31, 2005 approximately 10,140,063 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of October 31, 2005, we had warrants outstanding for the purchase of an aggregate of 12,561,620 shares of our common stock, and stock options for 2,255,312 shares. none of these restricted shares and 9,098,904 of the shares issuable upon exercise of the warrants have been registered for resale under the Securities Act. Registration of the shares permits the sale of the shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 1   Legal Proceedings

      -  None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

      (a)   Issuance of unregistered securities

During the quarter ended September 30, 2005, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

      (i) 20,000 shares of its common stock to one creditor pursuant to the conversion of a promissory note with a face value of $5,000.

      (ii) 535,715 shares of its common stock to one investors pursuant to his exercise of a warrant for such number of shares, which resulted in the receipt by the Company of $133,928 in cash.

      (iii) 2,955,040 shares of its common stock to twenty-five investors pursuant to private placement subscriptions which resulted in the receipt by the Company of $693,670 in cash, net of $45,000 in fees which the Company paid to a finder.

      (iv) 375,000 shares of its common stock as a loan origination fee in connection with the placement of a promissory note for $300,000.

      (b)   Not Applicable

      (c)   Not Applicable

Item 3   Defaults Upon Senior Securities

         -  None

Item 4   Submission of Matters to a Vote of Securities' Holders

         -  None

Item 5   Other Information

On November 11, 2005 we amended and extended employment agreements between us, our subsidiary, Millennium Biotechnologies, Inc. ("Millennium") with Jerry E. Swon, our Chief Executive Officer, Frank Guarino, our Chief Financial Officer and Carl Germano, Executive Vice President of New Product Development & Research of Millennium.

Mr. Swon's term of employment has been extended to December 31, 2010. His base salary remains at $300,000 per year but may increase an additional $100,000 per year after the first quarter in which we achieve $5,000,000 in annualized revenues, and may increase and additional $100,000 per year after the first quarter in which we achieve $10,000,000 in annualized revenues. We issued to Mr. Swon five year options to purchase up to 5,000,000 shares at $.50 per share. The first 1,000,000 options vest after the first fiscal year in which we achieve annual revenues in excess of $5,000,000 and the remaining options vest in 1,000,000 segments for annual year revenue increases in $5,000,000 increments. These options also vest if there is a change in control of the Company, he is terminated without cause or he dies or becomes permanently disabled.

Mr. Guarino's term of employment has been extended to December 31, 2010. His base salary is $98,000 per year but may increase an additional $25,000 per year after the first quarter in which we achieve $5,000,000 in annualized revenues, then may increase an additional $25,000 per year after the first quarter in which we achieve $10,000,000 in annualized revenues then may increase an additional $50,000 per year the first quarter in which we achieve $15,000,000 in annualized revenue. We issued to Mr. Guarino five year options to purchase up to 334,000 shares at $.37 per share, which options vest on January 1, 2006. We also issued to Mr. Guarino three year options to purchase up to an additional 600,000 shares at $.01 per share, of which, 400,000 options vest if and when he has been continually employed by us as our Chief Financial Officer through January 15, 2006 and 200,000 options vest if and when he has been continually employed by us as our Chief Financial Officer through January 15, 2007. These options also vest if there is a change in control of the Company, he is terminated without cause or he dies or becomes permanently disabled.

Mr. Germano's term of employment has been extended to May 18, 2011. His base salary remains at $200,000 per year but may increase an additional $50,000 per year after the first quarter in which we achieve $5,000,000 in annualized revenues, and may increase an additional $50,000 per year after the first quarter in which we achieve $10,000,000 in annualized revenues. We issued to Mr. Germano options to purchase up to 1,408,979 shares at $.37 per share, exercisable through December 31, 2010 in exchange for 1,408,979 options previously issued to him that were exercisable for $.37 per share. The exercise price of the foregoing options is reduced to $.01 per share on January 15, 2006, provided Mr. Germano has been continually employed by us pursuant to the amended agreement through that date. If, prior to January 15, 2006, there is a change in control of the Company, Mr. Germano is terminated without cause or he dies or becomes permanently disabled, the exercise price is reduced to $.01 per share. We also issued to Mr. Germano 300,000 options exercisable at $.25 per share through December 31, 2010 that vest on January 15, 2006.

On November 11, 2005, we also amended and extended our employment agreements with John Swon, our National Sales Manager, Jerry T. Swon, our National Sales Manager, and entered into an employment agreement with Christopher Swon, our Regional Sales Manager. John, Jerry and Christopher Swon are the sons of Jerry
E. Swon.

Mr. John Swon's term of employment has been extended to December 31, 2010. His base salary is $98,000 per year but may increase an additional $25,000 per year after the first quarter in which we achieve $5,000,000 in annualized revenues, may increase an additional $25,000 per year after the first quarter in which we achieve $10,000,000 in annualized revenues and may increase an additional $50,000 per year after the first quarter in which we achieve $15,000,000 in annualized revenues. We issued to Mr. Swon options to purchase up to 334,000 shares at $.37 per share, exercisable through December 31, 2010 in exchange for 250,000 options previously issued to him that were exercisable for $.50 per share. We also issued to Mr. Swon three year options to purchase up to an additional 600,000 shares at $.01 per share, of which, 400,000 options vest if and when he has been continually employed by us pursuant to the amended agreement through January 15, 2006 and 200,000 options vest if and when he has been continually employed by us pursuant to the amended agreement through January 15, 2007. These options also vest if there is a change in control of the Company, he is terminated without cause or he dies or becomes permanently disabled.

Mr. Jerry T. Swon's term of employment has been extended to December 31, 2010. His base salary is $98,000 per year but may increase an additional $25,000 per year after the first quarter in which we achieve $5,000,000 in annualized revenues, may increase an additional $25,000 per year after the first quarter in which we achieve $10,000,000 in annualized revenues and may increase an additional $50,000 per year after the first quarter in which we achieve $15,000,000 in annualized revenues. We issued to Mr. Swon options to purchase up to 334,000 shares at $.37 per share, exercisable through December 31, 2010 in exchange for 250,000 options previously issued to him that were exercisable for $.50 per share. We also issued to Mr. Swon three year options to purchase up to an additional 600,000 shares at $.01 per share, of which, 400,000 options vest if and when he has been continually employed by us pursuant to the amended agreement through January 15, 2006 and 200,000 options vest if and when he has been continually employed by us pursuant to the amended agreement through January 15, 2007. These options also vest if there is a change in control of the Company, he is terminated without cause or he dies or becomes permanently disabled.

Mr. Christopher Swon is employed as our Regional Sales Manager through December 31, 2010. His base salary is $60,000 per year but may increase an additional $15,000 per year after the first quarter in which we achieve $5,000,000 in annualized revenues, may increase an additional $25,000 per year after the first quarter in which we achieve $10,000,000 in annualized revenues and may increase an additional $20,000 per year after the first quarter in which we achieve $15,000,000 in annualized revenues. We issued to Mr. Swon five year options to purchase up to 167,000 shares at $.37 per share that vest on January 1, 2006. We also issued to Mr. Swon three year options to purchase up to an additional 300,000 shares at $.01 per share, of which, 200,000 options vest if and when he has been continually employed by us pursuant to his employment agreement through January 15, 2006 and 100,000 options vest if and when he has been continually employed by us pursuant to his employment agreement through January 15, 2007. These options also vest if there is a change in control of the Company, he is terminated without cause or he dies or becomes permanently disabled.

Item 6   (a) Exhibits

      10.1 November 11, 2005 Amended and Restated Employment Agreement between us, our subsidiary and Jerry E. Swon.

      10.2 November 11, 2005 Amended and Restated Employment Agreement between us, our subsidiary and Frank Guarino.

      10.3 November 11, 2005 Amended and Restated Employment Agreement between us, our subsidiary and Carl Germano.

      10.4 November 11, 2005 Amended and Restated Employment Agreement between us, our subsidiary and Jerry T. Swon.

      10.5 November 11, 2005 Amended and Restated Employment Agreement between us, our subsidiary and John Swon.

      10.6 November 11, 2005 Amended and Restated Employment Agreement between us, our subsidiary and Christopher Swon.

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

(b) Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: November 16, 2005                    By:      /s/  Frank Guarino
                                               -------------------------------
                                                    Frank Guarino
                                                    Chief Financial Officer
                                                    Chief Accounting Officer