Form 10KSB
period 2005-12-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2006-04-17
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2005

                                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE OF 1934

                        For the Transition Period From to

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                               22-1558317
    ---------------------------------------------------------------
   (State or other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)               Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

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

The Registrant's revenues for the fiscal year ended December 31, 2005, were $797,987.

Common stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 31, 2006. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 31, 2006, ($0.45), the aggregate market value of the 50,891,263 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 31, 2006, was approximately $22,901,068. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 31, 2006, 62,552,031 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, and 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Transitional Small Business Disclosure Format: Yes |_| No  |X|

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                                    CONTENTS

PART I.                                                                     Page
                                                                            ----
      Item  1. usiness....................................................     2
      Item  2. roperties..................................................    16
      Item  3. egal Proceedings...........................................    16
      Item  4. ubmission of Matters to a Vote of Security Holders.........    16

PART II.
      Item 5. Market for Registrant's Common Equity, Related Stockholder Matters And Small business Issuer Purchases of Equity
                Securities ...............................................    17
      Item  6. Management's' Discussion and Analysis of Financial
                Condition and Results of Operations.......................    20
      Item  7. Financial Statements.......................................    24
      Item  8. Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................    25
      Item 8A. Controls and Procedures....................................    25
      Item 8B. Other Information..........................................    25

PART III.
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..........    25
      Item 10. Executive Compensation.....................................    28
      Item 11. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters................    29
      Item 12. Certain Relationships and Related Transactions.............    30
      Item 13. Exhibits...................................................    31
      Item 14. Principal Accountant Fees and Services ....................    32

Signatures................................................................    34

               Exhibit Index..............................................

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

      Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements,RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX PLUS(R), These three products create the Resurgex product line and are used by immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases as well as healthy people searching for proper nutrition. In September of 2005, the Company contracted Cardinal Health's (Red Key Pharma Division) syndicated sales force and launched the Resurgex Product Line nationwide.

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

      Millennium's three nutritional formulas, RESURGEX(R) and RESURGEX PLUS(R)and RESURGEX Select form the company's Continuum of Care, which serves as a nutritional adjunct to the medical treatment for certain chronic immuno-compromising debilitating diseases such as cancer, Acquired Immune Deficiency Syndrome ("AIDS"), and hepatitis. . Those living with these diseases present a multitude of medical/nutritional problems, which include weight loss, immune dysfunction, free-radical pathology , loss of energy production, organ failure, and cachexia. The Resurgex Continuum of Care gives patients and practicioners the ability to choose a product from the Resurgex product line that addresses the specific needs of an individual. Millennium's growth and maturity as a company can be directly attributed to the evolution of the Resurgex product line.

      Millennium's development of the two patented nutritional formulas, RESURGEX(R) and RESURGEX PLUS(R), was the driving force in Millennium's first patient population HIV/ AIDS. People living with HIV/AIDS often experience loss of lean muscle (wasting), nutrient depletion, immune dificiencies, mitochondrial dysfunction (energy loss) and oxidative stress (free-radical damage). We believe that RESURGEX(R) and RESURGEX PLUS(TM) are the first multi-component nutritional supplements designed to deal with the multiple nutritional needs of the immuno-compromised individual. In addition to addressing the debilitating effects of HIV/ AIDS, RESURGEX(R) and RESURGEX PLUS'(TM) the taste and versatility of the products have provided the HIV/AIDS patients with a nutritional product that they enjoy taking. Our ability to prove the business model in HIV/AIDS assisted in the company's expansion into oncology.

      The American Cancer Society estimates that there will be 1,399,790 new cases of cancer in the United States in 2006, and due to the debilitating effects from cancer therapies, much like HIV/AIDS, there is a myriad of people living with cancer who rely on nutrional products to be a source of valuable nutrition. Millennium recognized the need for a product that was specific to people who were going through chemotherapy and radiation and formulated Resurgex Select. When Resurgex Select was created in September of `05, Millennium had completed its Continuum of Care for patients, with Resurgex Select designed to be utilized during cancer treatment and Resurgex and Resurgex Plus for post treatment. In our effort to launch their three products nationwide, Millennium contracted Cardinal Health's shared sales force. The key roles of the shared representative is to detail nurses, dieticians, and doctors on the unique qualities of the Resurgex products, and once a relationship has been established, the representative calls on the office to supply samples as well as Resurgex sales materials. Over 1,200 sampling stations called Taste and Learning Centers, that are strategically placed in waiting rooms and infusion rooms in cancer hospitals and cancer clinics throughout the United States.

      With the assistance of Cardinal Health's part time sales force Millennium has received national exposure, and moving forward Millennium will transition the sales force into a full time one. These full time sales representatives will work in the cities that are densely populated with Oncology practices. Intuitively these cities have the largest populations of people living with cancer.

      The professional and consumer acceptance of the Resurgex Continuum of Care is in response to Millennium's sales and marketing efforts in cancer and HIV/AID's. The comprehensive nutrition, great taste, and competitive pricing that the Resurgex products offer is a unique combination in the marketplace. The overall demand in the nutritional market for new innovative products further positions the Resurgex products for continued market penetration. Millennium's newly developed product line extensions of confectionary bars and freeze pops is another step in expanding the product line. The nutritional bars and freeze pops give options to those who want variety or may want a healthy snack on the go.

General Description

      RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX PLUS(R) are unique multi-component nutritional formulas that were designed to address the multiple nutritional needs (oxidative stress, lean tissue loss, energy depletion, immune support, weight loss) of immuno-compromised conditions as an adjunct to medical treatment. They have been positioned to provide for a comprehensive, high quality alternative to traditional high sugar, high fat supplements that comprised primarily of corn oil, corn syrup and sucrose or the "single magic bullet" products that only address one of the several nutritional needs and concerns of the individual.

      RESURGEX SELECT(TM) is a whole foods based nutritional product that combines high protein(15g), low sugar (5g), dietary fiber (3g), with no added antioxidants to be a high calorie (350 calorie) supplement. The enteral nutritional formula (may be administered orally or may be fed through a gastro intestinal tube) provides multiple comprehensive nutritional regimens into one delicious and convenient drink.

      RESURGEX(R) is the first high protein(12g), low sugar (5g), low calorie (90 calorie), antioxidant rich, enteral nutritional formula (may be administered orally or may be fed through a gastro intestinal tube) to provide multiple comprehensive nutritional regimens into one delicious and convenient drink. It is commonly used as a nutritional supplement to meals.

      RESURGEX PLUS(R) is the first high protein (21g), high calorie (400 calorie), antioxidant rich, enteral nutritional formula to provide multiple comprehensive nutritional regimens into one delicious and convenient drink. It is commonly used as a meal replacement or can be used as a sole source of nutrition as directed by a physician. Concentrated calories are derived from high quality food sources as opposed to typical corn oil, sucrose and corn syrup found in other nutritional supplements.

      THE RESURGEX PRODUCT LINE OF RESURGEX SELECT(TM) , RESURGEX(R), and RESURGEX PLUS(R) form Millennium's Continuum of Care. RESURGEX SELECT(TM) contain a comprehensive mix of specialized nutrients that contribute to maintenance of lean muscle, immune support, and increased energy levels with no added antioxidants. RESURGEX(R), and RESURGEX PLUS(R) also contain a comprehensive mix of specialized nutrients that contribute to one or more aspects of support - immune, energy, antioxidant and maintenance of lean tissue with added anitoxidants. The Continuum of Care gives individuals or recommenders options, depending on the specific needs of a person. Millennium's research and development division recently created a compliment to the Resurgex Continuuum of Care in the form of delicious confectionary bars and refreshing freeze pops. These newly developed line extensions of the Resurgex beverage formulas will provide the same quality nutrition as the beverages with a variety of flavors. (Nutritional Facts?) Millennium anticipates that the bars and freeze pops are scheduled to be available for sale in the 4th quarter of 2006.

How The Products Work

      Essentially, there are several pathways and concerns that must be addressed when it comes to nutritional support in any major degenerative or immuno-compromised condition. While there are several "single magic bullet" products on the market, this approach will inevitably fail since it only focuses on one concern while neglecting the others. RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX PLUS(R) were developed to address the major nutritional concerns that may be influenced by nutritional support as an adjunct to medical care. In addition, rather then providing significant amounts of calories from corn oil, sucrose and corn syrup combined with an inexpensive multivitamin blend, RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX PLUS(R)were developed to provide a comprehensive and complex array of nutrients and nutraceuticals that play important roles in health and well being. These include:

      Mitochondrial (Energy) Support

      Mitochondria are tiny organelles found inside all human cells of the body. Essentially, they are the cell's "power plants" that produce energy (ATP) as well as involved in protein and fat processing. Several things can affect how well the mitochondria work. As people age, presence of infections or certain diseases, strenuous activity and certain medications hamper the efficiency and function of the mitochondria. These changes or mutations may damage the mitochondria (mitochondrial toxicity) and either disrupt the normal function or cause them to stop working altogether. Millennium has a patented blend of ingredients that help support the function of the mitochondria and assist in the production of energy in the cell. Some of these ingredients include:

      o Coenzyme Q10 (COQ10) - an essential component of cellular energy production and respiration since it participates in the mitochondrial electron transport system, which supplies energy (ATP) for a variety of physiological functions. Muscle mitochondria lack adequate COQ10 in several chronic conditions. (Found In RESURGEX(R), and RESURGEX Plus(R)).

      o L-Carnitine - functions primarily to regulate fat metabolism and also acts as a carrier of fatty acids into the mitochondria, where they are oxidized and converted into energy (ATP). It has been established in the literature that serum carnitine deficiency is common in certain conditions and several medications are associated with mitochondrial destruction. (Found In RESURGEX(R), and RESURGEX Plus(R)).

      o Ribose - a carbohydrate used by the cells to form the primary source of all the body's energy - ATP. Ribose plays a key role in the generation and recovery of ATP. Ribose can offer powerful complimentary support to other nutrients addressing energy depletion by aiding normal ATP production. (Found In RESURGEX(R), and RESURGEX Plus(R)).

Reduce Oxidative Stress (Free Radical Burden)

      Oxidative Stress in the body is caused by an imbalance or overload of oxidants (free radicals from air, food, metabolism, medications, stress, disease, etc.). Sustained oxidative stress disrupts the cell's structure and defenses resulting in damage or death to the cell and contributes to the pathophysiology of many diseases. As we age or encounter disease, proper antioxidant defense is essential for recovery. While there are many important antioxidants - Vitamin C, Vitamin E, zinc, selenium, polyphenols, carotenoids, etc, - the one that stands above all is the cell's master antioxidant defense enzyme called superoxide dismutase (SOD). The clinical relevancy of SOD has been demonstrated in numerous scientific studies in cardiology, immunology, oncology, inflammatory conditions, asthma, vision and liver support. Exclusive to Millennium, in the medical market, is the first orally effective vegetarian form of SOD as opposed to the injectable bovine material previously USED. Millennium has a blend of ingredients that help support the cell's ability to defend against oxidative stress. Some of these ingredients include:

      o (SOD/Gliadin) - SOD/Gliadin was shown to reduce oxidative stress in humans by reducing genetic damage to the cell and reducing isoprostanes. SOD helps to decrease oxidative stress - it is the master cellular defense enzyme of the cell and serves as significant support for the immune system, it can counter the harmful effects of free radicals, thereby diminishing their negative effects on the body. SOD has been shown to influence the negative effects of inflammatory cytokines, support immune function, and reduce oxidative stress. (Found In RESURGEX(R), and RESURGEX Plus(R)).

      o Undenatured Whey Protein - undenatured whey has been shown to assist in cellular defense by increasing available glutathione - another important cellular antioxidant required by the body to ward off the effects of oxidative stress. (Found In RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX Plus(R)).

      o Beta Glucans -powerful antioxidant attributes, with heightened free-radical scavenging capabilities. (Found In RESURGEX(R), and RESURGEX Plus(R)).

      o Multi-Vitamin/Mineral Mix, Polyphenols - contain important accessory antioxidants. Coenzyme Q10 - a powerful cellular antioxidant with roles in preventing oxidation of fatty cell membranes and ultimately cell death. (Found In RESURGEX(R), and RESURGEX Plus(R)).

      Maintain Lean Muscle

      A common problem as we age and among many chronic degenerative or immuno-compromised conditions is lean muscle loss or wasting. This problem, also known as cachexia, can diminish the quality of life, and exacerbate illness. Several issues related to the loss of muscle during illness and aging include: inadequate caloric intake, problems with metabolism, elevations of inflammatory compounds that break down muscle (certain cytokines) or malabsorption. Nutritional supplementation has played an important role in boosting caloric intake, but in many conditions increasing calories may not be the only answer. Millennium has a blend of ingredients that help maintain lean tissue by providing high quality protein and compounds that assist in building muscle and prevent its breakdown. Some of these ingredients include:

      o Undenatured Whey - When it comes to nutritional support directed at maintaining lean mass, adequate calories and good quality protein is essential. By virtue of it's biological value (BV), whey protein has long been considered the best source of protein for building and retaining lean muscle mass, which is why it has become a nutritional staple for immuno-compromised patients. (Found In RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX Plus(R)).

      o Ornithine alpha-ketoglutarate(OKG) - affects wasting through three primary mechanisms: as an anabolic agent (build-up of muscle tissue), as an anti-catabolic agent (prevents breakdown of muscle tissue), and as an inducer of protein synthesis. All three mechanisms contribute to muscular development and enhanced recovery. OKG also spares the loss of glutamine in muscle, which is essential for recovery and repair. (Found In RESURGEX(R), and RESURGEX Plus(R)).

      o Branched Chain Amino Acids (BCAA) - play a principle role in muscle recovery, muscle growth and energy maintenance and must be present in the muscle cells to promote protein synthesis. Why we need these special amino acids is simple: scientific evidence shows that branched-chain amino acids may help build and retain lean muscle mass. (Found In RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX Plus(R)).

      o Nucleotides - building blocks of (DNA) and (RNA) dietary source is required to promote optimal tissue growth. (Found In RESURGEX(R), and RESURGEX Plus(R)).

      Immune Support

      Essentially, good nutritional support supplying essential macronutrients and micronutrients are critically important for maintaining a proper immune system. Nevertheless, if the cells of the immune system cannot produce energy efficiently (mitochondrial dysfunction), have poor antioxidant defenses (oxidative stress) and the body is losing important lean muscle, immune support cannot effectively be achieved. Millennium has developed as a modular component system that provides support in addressing these needs and issues. Millennium products contain a patented blend of ingredients that help support the immune system. Some of these ingredients include:

         o SOD/Gliadin (GliSODin(R)), Beta Glucans, Nucleotides, OKG, CoQ10 and Carnitine - (Found In RESURGEX(R), and RESURGEX Plus(R)).

         o Undenatured Whey high in Immunoglobulins, - (Found In RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX Plus(R)).

         o Fruit and Vegetable Extract Blend - Equivalent to 1-2 servings per day. The phytonutrients found in fruits and vegetables directly contribute to a healthy immune system. (Found In RESURGEX SELECT(TM)).

Special Features of RESURGEX Continuum of Care

      Tastes Good

      o     VARIETY OF FLAVORS WITH GREAT TASTE

      o     Smooth Texture and juice like consistency

      Easy To Use

      o     Single-Serving Dosage

      o     Mixes Easily

      o     Convenient Anytime, Anywhere

      o They can be mixed in any cold liquid such as juice, milk, or water. They can also be mixed in foods like pudding, yogurt, apple sauce, or ice cream.

      o     Great For Travel

      o Includes SOD/Gliadin (GliSODin(TM)), a unique, vegetarian patented, orally effective form of superoxide dismutase derived from melon. (Found In RESURGEX(R), and RESURGEX Plus(R)).

      o RESURGEX(R) was awarded a use and composition patent (which covers RESURGEX PLUS(R)).

      o High Quality Undenatured Protein. (Found In RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX Plus(R)).

      o Concentrated High Quality Calories in RESURGEX Plus(R) and RESURGEX SELECT(TM), Low Calories in RESURGEX(R)

      o     Comprehensive   Nutrient   Mix.   (Found  In  RESURGEX   SELECT(TM),
            RESURGEX(R), and RESURGEX Plus(R)).

      o Low Sugar. ( Found in RESURGEX SELECT(TM), RESURGEX(R), and RESURGEX Plus(R)).

Principal Market

      Millennium's principal market is cancer. The American Cancer Society estimates that there are 13,000,000 million people in the United States living with cancer and there will be 1,399,790 new cases of cancer in the United States in 2006. Due to the challenging effects of cancer therapies such as taste aversion, weight loss, organ dysfunction, fatigue, and cachexia there's a high demand for nutritional products in cancer. Even when cancer patients complete their chemotherapy or radiation good nutrition is needed to combat post treatment fatigue and stay healthy. Thus the need for good nutrition throuought one's life is important and the Resurgex Continuum of Care provides the necessary quality calories.

      Particulary important to the cancer patient population is their challenges with taste aversion. Therapies can severly alter people's appetites, taste buds and cause nausea. Due to these factors many people are particular about what they eat. The Resurgex Continuum of Care was designed to taste great and give people the opportunity to make the products taste they way they would like. The Resurgex Products are powders and thus can be mixed in a variety of things such as milk, water, juice and foods like pudding, apple sauce, yogurt, cereal, and ice cream. The versatility of the Resurgex products can satisfy the difficulties oncology patients have with taste.

      Millennium  also markets to patients  infected by  HIV/AIDS,  whose immune systems have been compromised as a result of chronic and acute viral based infections and are receiving medical care. Management believes that there is a significant demand and expanding market for the Resurgex Continuum of Care because of the large population of HIV infected persons. Nutritional supplements are steadily becoming an important adjunct in the treatment of people living with HIV and AIDS. Both products are enteral nutritional supplements targeted to nutritionally support immuno-compromised individuals undergoing medical treatment for chronic debilitating conditions that cause tissue wasting (weight loss), oxidative stress, mitochondrial failure (fatigue/low energy) and immune dysfunction. In the long term, the Company plans to expand its focus on other patient populations such as nursing homes, and pediatrics. In addition, we plan to explore RESURGEX SELECT(R) , RESURGEX(R), and RESURGEX PLUS(R) applications to the health market as a supplement to enhancing health and well being.

Intellectual Property

      Millennium owns all rights to the formulations of RESURGEX(R) and RESURGEX PLUS(TM) and has filED A compositional patent application with respect to these formulations. RESURGEX(R) and RESURGEX PLUS(R) are registeRED trademarks and Millennium has received trademark protection approval for the name "RESURGEX SELECT(R)". RESURGEX SELECT(TM) is presently pending before the United States Patent and Trademark Office.

      On January 7, 2003, RESURGEX(R) was issued a Use and Composition Patent (United States Patent 6,503,506 Nutrient therapy for immuno-compromised
patients).In addition, the Company relies on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently try to develop the same or similar technology; however they would be infringing upon our patent and would not have access to an important proprieatary ingredient GliSODin(R). In addition they would not immediately have Federal HCPCS Codes or approval for reimbursement on formularies.

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

      The License Agreement provides for the sale of GliSODin(R) to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of GliSODin(R) do not meet agreed upon terms any calendar quarter during the term. The 5-year term is scheduled to end in August of 2006 at such time Millennium will attempt but cannot ensure the contract will be extended.

      On March 20, 2006, Millennium received the Healthcare Common Procedure Coding System (HCPCS) coding for their new enteral nutritional formula, Resurgex Select(R). HCPCS is one of the formats in which nutritional formulas may be coded for Medicare reimbursement and is specifically required for Medicaid reimbursement in many states.

Regulatory Environment

      The manufacturing, processing, formulation, packaging, labeling and advertising of RESURGEX(R), RESURGEX PLUS(R) and RESURGEX SELECT(TM) are subject to regulation by federal agencies, including the Food and DrUG Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company sells and plans to sell RESURGEX(R), RESURGEX PLUS(R) and RESURGEX SELECT(TM).

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

      The Federal Trade Commission ("FTC") regulates advertising of dietary supplements such as RESURGEX(R), RESURGEX PLUS(R) AND RESURGEX SELECT(TM) The Federal Trade Commission Act prohibits unfair or deceptive traDE practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines. Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

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

      With inclusion in FDB, some state Medicaid organizations qualify RESURGEX(R) and RESURGEX PLUS(R) automatically under the open formulary system. Other states require a more formal application process, among them the State of New York. Millennium applied for approval by Medicaid and ADAP (Aids Drug
Assistance  Program)  for  the  State  of New  York.  Effective  June  1,  2003,
RESURGEX(R) was approved for Medicaid reimbursement in New YorK State, and is now reimbursed by additional state programs such as the ADAP program (the AIDS Drug Assistance Program) in New York.

Sales and Marketing Strategy

      The Company continued to market Resurgex(R) and Resurgex Plus(R) then commenced the marketing of Resurgex Select(TM) In the 4th quarter of 2005 in conjunction with its national sales launch into the oncology market with Cardinal Health's Shared Sales Force. The preparation for the launch began in July of 2005 and the actual launch began in the 4th quarter of 2005. The Cardinal Sales Force which markets products of the Company and others, gave the Company's products national exposure. This sales force dedicated approximately 20% of their sales efforts on Millennium's products.

      During the fourth quarter of 2005 the Company was actively engaged in the training and implementation phase associated with a national sales, marketing and distribution campaign to expand the market share of the products the Company manufactures. The national launch began early in the fourth quarter of 2005 and provided for an additional 165 non-dedicated sales representatives; 14 District Managers and 3 Regional Mangers nationwide. The product was accepted into the oncology marketplace proven by the acceptance of over 1,000 taste and learning stations in cancer institutions across the United States.

      The Company launched a new website as well during the third quarter of 2005. The site, which provides ordering and product information for patients and healthcare professionals on the Resurgex line of products, was designed by Blue Diesel, a leading interactive communications agency serving the healthcare industry. Blue Diesel is a subsidiary of inChord Communications Inc., one of the top ten largest healthcare marketing organizations in the world. The launch of the website was timed to coincide with the recent national launch of the Resurgex Select(TM) line of products that focus on the nutritional needs of the oncology patient undergoinG treatment.

Research and Development

      During 2004, the Company spent $65,272 on research and development of its products and, during 2005, the Company spent $66,391 on research and development of its products.

Competition

      There  are  many  other  nutraceutical  products  on the  market  that are reimbursed by Medicaid as dietary supplements in the field of immuno-deficiencies. These products tend to be of a high content of corn oil and corn syrup (fat and sugar). Millennium has found the nutritional market to be very receptive to our alternative to fat and sugar, which is the multi-component approach to nutritional supplementation (please read the section titled "How the Products Work" above for a full description) used in RESURGEX(R) RESURGEX PLUS(R) and RESURGEX SELECT(TM). Please see "Risk Factors- Competition" below.

Product Production

      All manufacturing, warehousing and distribution functions are outsourced to various vendors and suppliers.

Seasonality and Dependency

      The industry segment in which the Company does business is not seasonal.

Employees

      As of December 31, 2005, the Company employed nine persons, of whom two are primarily engaged in research and development and product support activities, three are primarily engaged in managerial functions associated with sales and marketing, and four are engaged in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.

                                  RISK FACTORS

      The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.


WE HAVE OPERATED AT A LOSS AND CANNOT ASSURE THAT WE WILL BE ABLE TO ATTAIN PROFITABLE OPERATIONS.

      Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2005, we generated revenues of $797,987 from sales of our three products. However, during this period we realized net losses of $6,949,472. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

WE REQUIRE ADDITIONAL FUNDING TO MAINTAIN OUR OPERATIONS AND TO FURTHER DEVELOP OUR BUSINESS. OUR INABILITY TO OBTAIN ADDITIONAL FINANCING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

      Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have steadily increased prior to this years decrease due to the transition into the oncology market from the HIV market, our operating expenses are significantly greater than our revenues. During 2005, the Company obtained new equity capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $2,319,142. However, because stock certificates for an aggregate 3,655,717 shares issuable for such investments as well as for conversion of promissory notes and for services rendered, had not yet been issued at December 31, 2005, the Company reclassified the related equity contributions as current liabilities at year-end. The Company obtained $1,011,750 from borrowings, net of debt repayments, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.25 per share (see Note 8 to our audited Financial Statements below). These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for 2005. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

OUR YEAR END AUDITED FINANCIAL STATEMENTS CONTAIN A "GOING CONCERN" EXPLANATORY PARAGRAPH. OUR INABILITY TO CONTINUE AS A GOING CONCERN WOULD REQUIRE A RESTATEMENT OF ASSETS AND LIABILITIES ON A LIQUIDATION BASIS, WHICH WOULD DIFFER MATERIALLY AND ADVERSELY FROM THE GOING CONCERN BASIS ON WHICH OUR FINANCIAL STATEMENTS INCLUDED IN THIS REPORT HAVE BEEN PREPARED.

      Our consolidated financial statements for the year ended December 31, 2005 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, "Part

II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources."

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

OUR INVOLVEMENT IN DEFENDING PRODUCT LIABILITY CLAIMS COULD HAVE A DETRIMENTAL EFFECT ON OUR OPERATIONS.

      Like other retailers and distributors of products designed for human consumption, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We may be subjected to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. We carry $10,000,000 of product liability insurance. Thus, any product liabilities exceeding our coverage relating to our products could have a material adverse effect on our business, financial condition and results of operations.

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

      We own all rights to the formulation of RESURGEX(R) and RESURGEX Plus(R), have a use and compositioNAL patent with respect to RESURGEX(R) (which covers RESURGEX Plus(R)). We also have registered trademarks for the naMES "RESURGEX" and "RESURGEX Plus". We have filed patent applications internationally with regards to RESURGEX(R) AND RESURGEX Plus(R). No assurance can be given that patents will be issued from pending applications or that therE rights, if issued and the rights from our existing patents and registered name will afford us adequate protections. In addition, we rely on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or produce products which provide the same benefits as RESURGEX(R) and RESURGEX Plus(R) or our other proposed products. RESURGEX Select(TM) is curRENtLy patent pending and the Company has received trademark protection.

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

BECAUSE OUR BOARD CAN ISSUE COMMON STOCK WITHOUT STOCKHOLDER APPROVAL, YOU COULD EXPERIENCE SUBSTANTIAL DILUTION.

      Our Board of Directors has the authority to issue up to 200,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 31, 2006, 86,814,077 shares are issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

WE DO NOT INTEND TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

      We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in its business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, our general financial condition and future prospects, general business conditions and such other factors as the Board of Directors may deem relevant. In addition, no cash dividends may be declared or paid on our Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely that we will declare any cash dividends in the foreseeable future.

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

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED IF A SIGNIFICANT AMOUNT OF SHARES ARE SOLD IN THE PUBLIC MARKET.

As of April 14, 2006, approximately 18,808,132 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of April 14, 2006, we had warrants outstanding for the purchase of an aggregate of 13,893,763 shares of our common stock, and stock options for 10,368,283 shares. 9,241,761 of the shares issuable upon exercise of the warrants have been registered pursuant to agreements between us and the selling stockholders, requiring us to register their shares for resale under the Securities Act. Registration of the shares permits the sale of the shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

      None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period. However, at our Special Meeting of Stockholders on February 3, 2006, stockholders approved the following:

Approval of an amendment of our  Certificate  of  Incorporation  to increase the
authorized   number  of  shares  of  common  stock  from  75,000,000  shares  to
200,000,000 shares.

For: 28,033,056           Against: 2,581,660           Abstain: 3,926

Total shares voted: 30,618,546 out of 55,318,497 eligible to vote.

As a result, on February 6, 2006, we amended our Certificate of Incorporation to increase the authorized number of shares of common stock from 75,000,000 shares to 200,000,000 shares.

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

                                                   OTC-BB
                                            -------------------
                                            High/Bid    Low/Bid
                                            --------    -------
2004
         First Quarter ...............      $   0.85    $  0.51
         Second Quarter ..............          0.87       0.44
         Third Quarter ...............          0.58       0.17
         Fourth Quarter ..............          0.35       0.18

2005
         First Quarter ...............      $   0.52    $  0.25
         Second Quarter ..............          0.60       0.32
         Third Quarter ...............          0.49       0.27
         Fourth Quarter ..............          0.48       0.28

2006
         First Quarter ...............      $   0.51    $  0.27

(b)   Stockholders

      As of April 12, 2006, there were approximately 534 stockholders of record for the Company's Common Stock. The number of record holders does not include stockholders whose securities are held in street names the Company estimates over 1,000 holders in street names. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock and 67 holders of record of the Company's Series C Preferred Stock.

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

Recent Issues of  Unregistered Securities

      During the fourth quarter of 2005 the Company issued the following unregistered securities )*:

      (i) 3,940,668 shares of common stock and warrants for the purchase of 550,000 common shares, exercisable at prices ranging from $0.35 to $0.42 per share, to twenty accredited investors pursuant to a private placement subscriptions under Section 4(2), Rule 506 of Regulation D of the Securities Act, which resulted in the receipt by the Company of $1,027,250 in cash.

      (ii) 16,000 shares of common stock and warrants for the purchase of 425,000 common shares, exercisable at prices ranging from $0.25 to $0.38 per share to five creditors in lieu of interest, and as consideration for the extension of the due date of notes payable.

      (iii) 100,000 shares of common stock pursuant to the conversion of a $25,000 convertible promissory note.

      (iv) 700,000 shares of common stock to a consultant for services performed.

      (v) Options for 9,977,979 shares of common stock, with simultaneous cancellation of options for 1,795,008 shares, to six officers and employees pursuant to the terms of their employment agreements.

The foregoing issuances of securities were private transactions and exempt from registration under section 4(2) of the Securities Act and/or regulation D rule 506 promulgated under the Securities Act.

At December 31, 2005, stock certificates for an aggregate 3,655,717 shares issuable for investments as well as for conversion of promissory notes and for services rendered, had not yet been issued and the Company reclassified the related equity contributions as current liabilities at year-end.

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

Securities authorized for issuance under equity compensation plans

                              NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE   EXERCISE PRICE OF      REMAINING AVAILABLE FOR
PLAN CATEGORY                 OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   WARRANTFUTURERISSUANCE UNDER
                              WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                                    0                     --                              0
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                                    0                     --                        500,000
-------------------------------------------------------------------------------------------------------------
                   Total                            0                     --                        500,000

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

Purchases of Equity Securities

None.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The selected financial information presented below under the captions "Balance Sheet" and "Statement of Operations" for the years ended December 31, 2005 and 2004 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      The financial data are those of Millennium Biotechnologies Group, Inc. including the operations of Millennium Biotechnologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

     SELECTED FINANCIAL DATA

     Balance Sheet                               December 31,
                                                      2005
                                                 ------------
         Total assets .........................  $  1,451,534
         Current liabilities ..................     5,312,216
         Long-term liabilities ................        20,000
         Working capital  .....................    (3,915,425)
         Shareholders' equity (deficit) ...      $ (3,880,682)


     Statement of Operations                     For the Year Ended December 31,
                                                 ------------------------------
                                                     2005            2004
                                                 ------------    -------------

         Total revenues .......................  $    797,987    $   1,083,458
         Operating income (loss) ..............    (5,668,342)      (4,886,365)
         Net (loss) ...........................    (6,949,472)      (5,398,574)

         Net loss per common share ............  $      (0.14)   $       (0.14)
         Number of shares used in computing
         per share data .......................    48,010,461       38,034,860

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004:

      During the third quarter of 2005 the Company announced the development of its latest product Resurgex Select(TM) which was designed to address the nutritional needs of those undergoing cancer treatments. ThIS comprehensive, high protein, high calorie, whole foods based nutritional formula is designed to provide essential high quality nutrients in efforts as an alternative to the poor quality ingredient formulas presently on the market. The Company the commenced the marketing of Resurgex Select(TM) in the 4th quarter of 2005 in conjunctiON with its national sales launch into the oncology market with Cardinal Health's Shared Sales Force. The Cardinal Shares Sales Force is shared with other companies resulting in approximately 20% of their time dedicated to Millennium's sales efforts.

      The Company launched a new website as well during the third quarter of 2005. The site, which provides ordering and product information for patients and healthcare professionals on the Resurgex line of products, was designed by Blue Diesel, a leading interactive communications agency serving the healthcare industry. Blue Diesel is a subsidiary of inChord Communications Inc., one of the top ten largest healthcare marketing organizations in the world. The launch of the website was timed to coincide with the recent national launch of the Resurgex Select(TM) line of products that focus on the nutritional needs of the oncology patient undergoinG treatment.

During the fourth quarter of 2005 the Company was actively engaged in the training and implementation phase associated with a national sales, marketing and distribution campaign to expand the market share of the products the Company manufactures. The national launch began early in the fourth quarter of 2005 and provided for an additional 165 non-dedicated sales representatives; 14 District Managers and 3 Regional Mangers nationwide. The product was accepted into the oncology marketplace proven by the acceptance of over 1,000 taste and learning stations in cancer institutions across the United States.

      Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R), and RESURGEX SELECT(TM) for thE YEar ended December 31, 2005 were $797,987 a decrease of 26% from last year. The decrease in total revenues is attributable to the redirection of the Company's resources into the oncology market.

      Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R) and RESURGEX SELECT(TM) foR THe quarter ended December 31, 2005 were $163,118.48, a decrease of $148,193 or 48% from the fourth quarter 2004 which had total revenues of $311,311.

      At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

      Gross profits for the year ended December 31, 2005 amounted to $209,646 for a 27% gross margin. Gross profits decreased $152,298 or 42% for the year ended December 31, 2004 compared to $361,944 for the year ended December 31, 2004. The decrease in gross profits in 2005 was attributable to the decrease in sales earned during the period which was due to the redirection of resources to the oncology market.

      After deducting research and development costs of $66,391 and selling, general and administrative expenses of $5,811,597, the Company realized an operating loss of $5,668,342. Included in selling, general and administrative expenses are $2,438,071 non-cash outlays in the form of restricted stock and warrants issued for professional fees, interest and compensation. As required by current SEC guidelines the Company recorded such transactions at the fair market price on the date of issuance. Non-operating expenses totaled $1,512,008 for the year ended December 31, 2005.

      The  net  result  for the  year  ended  December  31,  2005  was a loss of
$6,949,472  or $0.14 per share,  compared to a loss of  $5,398,574  or $0.14 per share for the prior year. The years' 2004 and 2005 net results were significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations resulting in increased operating expenses. Management does not consider this atypical for a company engaged in launching new products into new sectors. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's business operations generally have been financed by new equity investments through private placements with accredited investors. During 2005, the Company obtained new equity capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $2,319,142. In addition, the Company obtained $1,011,750 from borrowings, net of debt repayments, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.25 per share (see Note 8 to Financial Statements"). While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company's financial position at the end of the year was severely constrained, with working capital showing a deficit of $3,840,425. During the fourth quarter of 2005 and in the first quarter of 2006 the Company obtained new loans totaling $495,000 to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. See "Risk Factors: We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business" in Item 1. Business above.

On April 5, 2006, as noted in the Company's Current Report on Form 8-K filed with the SEC on April 6, 2006, the Company announced that it has entered into a letter of intent with an investment fund which, if consummated, would result in the sale by Millennium's wholly owned subsidiary of all of the assets used in Millennium's nutraceutical business to a newly formed company in exchange for shares of common stock of the new company. The newly formed company would be initially capitalized by the issuance of $15 million in convertible preferred stock. The letter of intent, which has been filed as an exhibit to the Current Report on Form 8-K, is nonbinding and is subject to various conditions, including completion of due diligence by the investment fund and approval by Millennium's stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

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

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

      SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.

      That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

      In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.

      On August 31, 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R." In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement 123R. The FSP includes transition guidance for those entities that have already adopted Statement 123R in their financial statements.

      The Company does not expect that the adoption of SFAS 123(R) and the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

      We  do  not  have  any  transactions,   agreements  or  other  contractual
arrangements that constitute off-balance sheet arrangements.

"CRITICAL ACCOUNTING POLICIES

      Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report."]

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As disclosed in our Current Report on Form 8-K filed with the Commission on April 1, 2005, on March 31, 2005 Rosenberg Rich Baker Berman & Company ("RRBB") resigned as our principal independent registered public accounting firm and we engaged Bagell, Josephs & Company, L.L.C. as our independent registered public accounting firm to audit our financial statements. There were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB, would have caused RRBB to make reference to the matter in its reports.

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

(b)   Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8 B: OTHER INFORMATION

None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information about all directors and executive officers of the Company are as follows:


      Name                            Position                  Term(s) of Office
---------------------    ------------------------------------   ------------------
Jerry E. Swon, 56        President, Chief Executive Officer,    Jul.27, 2001 until present
                         Chairman of the Board of the Company

Frank Guarino, 31        Chief Financial Officer                Oct.15, 2001 until present

Michael G. Martin, 54    Company Director                       Oct.15, 2001 until present

David Sargoy, 46         Company Director                       Oct.15, 2001 until present

Carl Germano, 51         Executive Vice President, Research     May 15, 2001 until present
                         and Product Development


----------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2005 except for Messrs. Jerry E. Swon, David Sargoy, Michael Martin, Bruce Deichl, Frank Guarino who are currently late in filing forms 4 pertaining to certain security acquisitions from the Company in 2005.


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

ITEM 10: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2005, December 31, 2004, and December 31, 2003, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000:

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Other                          Securities        All
                                                                       Annual          Restricted     Underlying       Other
         Name and                     Salary ($)    Directors     Compensation($)        Stock       Options ($)    Compens.($)
    Principal Position        Year       (1)         Fee ($)            (2)            Awards ($)        (3)            (6)
---------------------------------------------------------------------------------------------------------------------------------
Jerry E. Swon (4)            2005         300,000        25,000              18,000              --            --
Chief Executive Officer,     2004         310,577        25,000              18,000          43,125            --
President                    2003         274,293            --              18,000         122,885            --
---------------------------------------------------------------------------------------------------------------------------------
Carl Germano (5)             2005         200,000            --                  --              --            --             --
Exec. Vice President         2004         192,697            --               6,300              --            --             --
                             2003         127,576            --               2,700              --            --             --
---------------------------------------------------------------------------------------------------------------------------------

----------
(1) The value of other non-cash compensation, except for the items listed under (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)   Consists of automobile expenses allowances.
(3) The Company did not expense options and warrants granted to the named executives in the years 2002 to 2004. Beginning with the year 2005 the Company recognized expenses for options and warrants granted to employees on the basis of fair value calculated using the Black-Scholes formula (see below).
(4) The "Salary" figure for 2004 include $8,955 which was paid by the Company for certain expenses incurred by Mr. Swon. Mr. Swon also received as remuneration for his services as a director of the Company in 2005 a payment of $25,000 and in 2004 a payment of $25,000, listed in the "Directors Fee" column, as well as 62,500 restricted common shares in 2004 which are listed in the "Restricted Stock Awards" column. The "Salary" figure for 2003 includes $127,947 paid in form of 492,104 restricted common shares. In 2005, Mr. Swon also received stock options for an aggregate 5,000,000 shares, exercisable at $0.50 per share which vest over time subject to the attainment by the Company of certain revenue goals. If fully vested such options, priced in accordance with the Black-Scholes formula, would be expensed at a total of $1,105,000.
(5) In 2005, Mr. Germano received options for a total of 1,708,979 shares, exercisable at prices between $0.01 and $0.25 per share. Such options are being expensed at a total of $576,897 in accordance with valuations pursuant to the Black-Scholes formula. Simultaneously with the grant of these options, previously issued options for 1,127,076 shares, exercisable at $0.37 per share, were cancelled. In 2004, Mr. Germano received warrants to purchase 150,000 common shares of the Company, exercisable at $0.25 per share, and pursuant to the terms of his employment agreement options to purchase 281,769 common shares, exercisable at $0.37 per share, and pursuant to an amendment of his employment agreement further 202,854 options, exercisable at $0.37 per share. In 2003, Mr. Germano received pursuant to the terms of his employment agreement, options to purchase 180,342 common shares, exercisable at $0.37 per share. Not included in the figures for 2003 are $72,424 deferred salary and $8,100 accrued unpaid automobile expense allowance.

STOCK OPTIONS /STOCK PURCHASE WARRANTS:

      The following table sets forth options and stock purchase warrants granted during 2005, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

--------------------------------------------------------------------------------
                         Number of Common %      of Total Options/Warrants
                         Shares Underlying       Granted to Employees

                           Options and           and Directors              Exercise         Expiration
Name                       Warrants Granted      in FY 2005                 Price ($/Sh.)    Date
-------------------------------------------------------------------------------------------------------
Jerry E. Swon              5,000,000)*           50                         $0.50            11/11/10
Frank Guarino                600,000)**           6                         $0.01            11/11/08
Frank Guarino                334,000              3                         $0.37            11/11/10
Carl Germano               1,408,979             14                         $0.01            12/31/10
Carl Germano                 300,000              3                         $0.25            12/31/10

----------
)* vesting of these options subject to the attainment of certain revenue goals. )** in addition to 100,000 restricted common shares granted outright.

      There were no exercises of stock options or warrants during 2005 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company:

COMPENSATION OF OUR DIRECTORS

      During 2005, each of three directors was awarded a bonus of $25,000 for a total $75,000, of which $25,000 was paid in cash. The remainder, together with $50,000 bonus accrued from 2004, was paid in form of 466,532 restricted common shares.

EMPLOYMENT AGREEMENTS

      Certain employees have received employment agreements the details of which are outlined in the section "Employment Agreements" in the Notes to the Financial Statements attached as an exhibit to this report.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 31, 2006, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title             Name and Address of                     Amount and Nature of        Percent
of Class          Beneficial Owner                        Beneficial Ownership (1)    of Class
---------         ----------------                        ------------------------    --------
Common            Jerry E. Swon                             1,870,390 (2)             3.3 %
Stock             Frank Guarino                               914,000 (3)             1.5 %
                  Carl Germano                              2,092,313 (4)             3.3 %
                  Michael G. Martin                           479,099 (5)             **
                  David Sargoy                                491,099 (6)             **
                  Jane Swon                                 3,295,177 (7)             5.2 %
                  P. Elayne Wishart                         4,573,289 (8)             7.2 %
                  Louis C. Rose                             3,422,430 (9)             5.5 %
                  All Directors and Executive Officers      5,846,901                 10.1 %
                  as a Group (5 persons)


Address of all persons above:  c/o the Company.

----------
(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2006. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.
(2) Includes 183,333 shares issuable upon exercise of options and warrants. These options and warrants have a cashless exercise provision and include certain piggyback registration rights. Does not include any securities owned by Jane Swon, Mr. Swon's spouse, as to which securities Mr. Swon disclaims beneficial ownership.
(3)   Includes 764,000 shares issuable upon exercise of warrants.
(4) Mr. Germano holds options to purchase 1,708,979 shares of the Company's common stock. Also included are shares issuable upon exercise of warrants to purchase 241,667 shares of Company common stock. All of these options and warrants have a cash-less exercise provision.
(5) Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights.
(6) Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights.
(7) Includes warrants to purchase 1,068,692 shares of the Company's common stock. Jerry E. Swon, Ms. Swon's husband, disclaims beneficial ownership of all Company securities owned by Ms. Swon.
(8) Includes warrants to purchase 1,068,692 shares of the Company's common stock. Does not include securities of the Company owned by Bruce Deichl, Ms. Wishart's husband, as to which securities Mrs. Wishart disclaims beneficial ownership.
(9)   Includes warrants to purchase 75,000 shares of the Company's common stock.

----------
**    Less than 1%

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.33% of the gross sales of RESURGEX(R) AND RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products of Millennium. During the first quarter of 2005 Mr. Miller and Jane Swon entered into an agreement whereby among others Miller transferred $93,650 in accrued royalties and a promissory note for $50,000 to Jane Swon. In accordance with instructions by Jane Swon, the Company subsequently settled this note with payment of the principal to the Company's chief executive officer.

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

ITEM 13: EXHIBITS

Exhibit   Description
-------   ----------------------------------------------------------------------
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

10.4 Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.*

10.5 Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.*

10.6 Employment Agreement between Millennium and Jerry E. Swon dated April 1, 2001.*

10.7 Employment Agreement between Millennium and Bruce Deichl dated April 1, 2001.*

10.8 Letter of Intent, among Millennium Biotechnologies Group, Inc., Millennium Biotechnologies Inc., Aisling Capital II, LP, dated April 5, 2006 (5)

21 Subsidiaries of the Company: (i) Millennium Biotechnologies, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

14        Corporate Code of Ethics and Business Conduct (4)

23.1 Consent of Bagell, Josephs & Company, L.L.C., Independent Registered Public Accounting Firm.

31.1      Certification of Jerry E. Swon, Chief Executive  Officer,  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Frank Guarino,  Chief Financial Officer,  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2 Certification of Frank Guarino, Chief Financial Officer pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

----------
* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.
(3) Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.
(4) Previously filed as an exhibit to the Company's Annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5) Previously filed as an exhibit to the Company's report on Form 8-K filed on April 5, 2006, and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $61,684 for professional services rendered for their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2004. Bagell, Josephs, & Company L.L.C. ("Bagell") billed us $26,000 for professional services rendered from their audits and reviews of our annual financial statements for the year ended December 31, 2005 included in this Form 10-KSB and $15,000 for audit services pertaining to the year 2004.

AUDIT-RELATED FEES

      Rosenberg and Bagell did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004.

TAX FEES

      Rosenberg billed us in the aggregate amount of $3,433 for professional services rendered for tax related services for the fiscal year ended December 31, 2004. Bagell billed us in the aggregate amount of $0.00 for professional services rendered for tax related services for the fiscal year ended December 31, 2005.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $0, respectively. The aggregate fees billed by Bagell for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $0, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


         MILLENNIUM BIOTECHNOLOGIES GROUP, INC.



         By: /s/ Jerry E. Swon                         Date:    April 17, 2006
             -------------------------------------
             Jerry E. Swon
             President and Chief Executive Officer
             (Principal Executive Officer),
             Chairman of the Board


         By: /s/ Frank Guarino                         Date:    April 17, 2006
             -------------------------------------
             Frank Guarino
             Chief Financial Officer
             (Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                                      Date

         /s/ Jerry E. Swon                                   April 17, 2006
         ------------------------------
         Jerry E. Swon, Director


         /s/ Michael G. Martin                               April 17, 2006
         ------------------------------
         Michael G. Martin, Director


         /s/ David Sargoy                                    April 17, 2006
         ------------------------------
         David Sargoy, Director

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Reports of Independent Registered Public Accounting Firm..................     1

Financial Statements
     Consolidated Balance Sheet...........................................     2
     Consolidated Statements of Operations................................     3
     Consolidated Statement of Stockholders' Equity (Deficit).............   4-5
     Consolidated Statements of Cash Flows................................   6-7
     Notes to the Consolidated Financial Statements.......................  8-28

                         BAGELL, JOSEPHS & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2628 FAX: 856.346.2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders'
Millennium Biotechnologies Group, Inc.
Basking Ridge, NJ 07920

We have audited the accompanying consolidated balance sheets of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2005 and 2004 have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating loses and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


BAGELL, JOSEPHS & COMPANY, LLC
                         BAGELL, JOSEPHS & COMPANY, LLC
Gibbsboro, New Jersey
April 12, 2006

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEET
                                       DECEMBER 31, 2005

Assets
     Current Assets:
       Cash                                                                        $     54,105
       Accounts receivable, net of allowance for doubtful accounts of $20,000           195,689
       Inventories                                                                      962,782
       Prepaid expenses                                                                  76,384
       Miscellaneous receivables                                                        107,831
                                                                                   ------------
             Total Current Assets                                                     1,396,791

Property and equipment, net of accumulated depreciation of $102,912                      27,417
Patents, net of accumulated amortization of $2,543                                        8,974
Deposits                                                                                 18,352
                                                                                   ------------
         Total Assets                                                                 1,451,534
                                                                                   ============
Liabilities and Stockholders' Equity (Deficit)
     Current Liabilities:
       Accounts payable and accrued expenses                                          2,732,428
       Liability for stock issuances                                                    660,851
       Current maturities of long-term debt                                              83,750
       Short-term debt                                                                1,835,187
                                                                                   ------------
         Total Current Liabilities                                                    5,312,216
      Accrued royalties, long-term portion                                               20,000
                                                                                   ------------
         Total Liabilities                                                            5,332,216

Stockholders' Equity (Deficit)
     Preferred stock, par value $1,810,360  shares  authorized,  none issued and outstanding:
     Convertible Series B, 65,141 shares issued and outstanding;                        130,282
       at redemption value
     Cumulative Series C, non-voting 64,763 shares issued and outstanding                64,763
     Convertible Series D, voting, 0 shares issued and outstanding                           --
     Common stock, par value $0.001; authorized 200,000,000 shares; issued               52,961
       and outstanding 52,961,114 shares
     Additional paid-in capital                                                      18,987,939
     Deferred compensation                                                             (282,235)
     Accumulated Deficit                                                            (22,834,392)
                                                                                   ------------
       Total Stockholders' Equity (Deficit)                                          (3,880,682)
                                                                                   ------------
         Total Liabilities and Stockholders' Equity (Deficit)                      $  1,451,534
                                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

               MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       ----------------------------
                                                            2005            2004
                                                       ------------    ------------
Net Sales                                              $    797,987    $  1,083,458
Cost of Sales                                               588,341         721,514
                                                       ------------    ------------
Gross Profit                                                209,646         361,944
Research and development costs                               66,391          65,272
Selling, general and administrative expenses              5,811,597       5,183,037
                                                       ------------    ------------

Loss from operations                                     (5,668,342)     (4,886,365)
                                                       ------------    ------------
Other expense
       Loss on disposal of assets                          (259,862)           (314)
       Miscellaneous non-operating expenses                (176,019)             --
     Interest and financing expense                        (665,687)       (722,523)
       Beneficial conversion feature                       (410,440)             --
                                                       ------------    ------------

Net loss before taxes                                    (7,180,350)     (5,609,202)
Benefit from income taxes                                   230,878         210,628
                                                       ------------    ------------

Net Loss                                                 (6,949,472)     (5,398,574)
                                                       ============    ============
Net Loss Per Common  Share                             $      (0.14)   $      (0.14)
                                                       ============    ============

Weighted average number of common shares outstanding     48,010,461      38,034,860
                                                       ============    ============

The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial statements.

                                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                    Preferred Stock                       Common Stock
             --------------------------------------------------------- ------------------
             Convert- Convert-                       Convert- Convert-
               ible     ible   Cumulative Cumulative   ible    ible                       Additional
             Series B Series B  Series C   Series C  Series D Series D                      Paid in   Accumulated
              Shares   Amount    Shares     Amount    Shares   Amount    Shares    Amount   Capital     Deficit       Total
             -------- -------- ---------- ---------- -------- -------- ---------- ------- ----------- ------------  ----------
Balance,
 January 1,
 2004          65,141 $130,282     64,763 $   64,763       -- $     -- 30,286,819 $30,286  $9,325,358 $(10,486,345) $ (935,656)

Issuance
 of
 common                                                                 7,458,034   7,458   2,518,177                2,525,635
 stock -
 private
 placements
Issuance
 of
 common                                                                 1,401,981   1,402     282,571                  283,973
 stock
 pursuant
 to
 exercise
 of
 warrants
Issuance
 of
 common                                                                   387,559     388     260,531                  260,919
 stock
 for
 compensation
Issuance
 of
 common                                                                   699,999     700     242,300                  243,000
 stock
 pursuant
 to
 note
 conversion
Issuance
 of
 common                                                                   444,442     445     252,418                  252,863
 stock
 for
 interest
 and loan
 origination
 fees
Issuance
 of
 common                                                                 2,045,065   2,045   1,346,218                1,348,263
 stock
 for
 services
Repurchase
 and                                                                     (100,000)   (100)    (29,900)                 (30,000)
 cancellation
 of
 common
 shares
Issuance
 of stock                                                                                     437,112                  437,112
 warrants
 for
 services
Issuance
 of stock                                                                                       8,460                    8,460
 warrants
 for
 interest
Amortization
 of                                                                                             5,000                    5,000
 equity
 investment
 versus
 deferred
 royalties
Net (loss)                                                                                              (5,398,575) (5,398,575)
             -------- -------- ---------- ---------- -------- -------- ---------- ------- ----------- ------------  ----------
Balance,
 December      65,141 $130,282     64,763 $   64,763       -- $     -- 42,623,899 $42,624 $14,648,245 $(15,884,920) $ (999,006)
 31, 2004
             ======== ======== ========== ========== ======== ======== ========== ======= =========== ============  ==========


The accompanying notes are an integral part of the consolidated financial statements.


                                      MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                              Preferred Stock                   Common Stock
             ----------------------------------------------- ------------------
             Conver- Conver-  Cumul-  Cumul- Conver- Conver-
              tible   tible   ative   ative  tible    tible
             Series  Series   Series  Series Series  Series                     Deferred   Additional
                 B      B        C      C      D        D                        Compen-     Paid in    Accumulated
              Shares Amount   Shares  Amount Shares  Amount    Shares   Amount   sation      Capital       Deficit      Total
             ------- -------- ------ ------- ------- ------- ---------- ------- ---------  -----------  ------------  -----------
Balance,
 January 1,
 2005         65,141 $130,282 64,763 $64,763      -- $    -- 42,623,899 $42,624 $      --  $14,648,245 $(15,884,920)  $  (999,006)

Issuance
 of
 common
 stock -
 private
 placements                                                   4,321,702   4,322              1,118,098                  1,122,420
Issuance
 of
 common
 stock
 pursuant
 to
 exercise
 of
 warrants                                                     2,418,689   2,419                619,913                    622,332
Issuance
 of
 common
 stock
 for
 compensation                                                   466,532     466                 99,534                   100,000
Issuance
 of
 common
 stock
 pursuant
 to
 note
 conversion                                                     913,334     913                244,087                    245,000
Issuance
 of
 common
 stock
 for
 interest
 and loan
 origination
 fees                                                           466,952     467                206,666                    207,133
Issuance
 of
 common
 stock
 for
 services                                                     1,750,000   1,750                641,950                    643,700
Finder's
 fee paid                                                                                      (86,460)                   (86,460)
Emloyee
 stock
 options                                                                                       972,532                    972,532
Change in
 deferred
 compensation                                                                    (282,235)                               (282,235)
Issuance
 of stock
 warrants
 for note
 due date
 extensions                                                                                    107,934                    107,934
Beneficial
 conversion
 rights of
 convertible
 notes                                                                                         410,440                    410,440
Amortization
 of equity
 investment
 versus
 deferred
 royalties                                                                                       5,000                      5,000
Net (loss)                                                                                                (6,949,472)  (6,874,472)
             ------- -------- ------ ------- ------- ------- ---------- ------- ---------  -----------  ------------  -----------
Balance,
 December 31, 65,141 $130,282 64,763 $64,763      -- $    -- 52,961,114 $52,961 $(282,235) $18,987,939  $(22,834,392) $(3,880,682)
 2005
             ======= ======== ====== ======= ======= ======= ========== ======= =========  ===========  ============  ===========


The accompanying notes are an integral part of the consolidated financial statements.


                            MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                                                   --------------------------
                                                                                      2005           2004
                                                                                   -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                                      $(6,949,472)   $(5,398,574)
     Adjustments to reconcile net (loss) to net cash provided (used)
        by Operating Activities:
       Depreciation and amortization                                                    26,794         28,993
       Stock issued for services                                                       606,200      1,785,375
       Stock issued for compensation                                                   100,000        260,919
       Convertible feature of notes                                                  1,490,905             --
       Amortization of deferred compensation                                          (282,235)            --
       Stock issued for interest                                                       207,133        261,322
       Amortization of note discount                                                     7,039        184,347
         Write-off of pending patent                                                        --         10,455
         Change in inventory reserve                                                        --        (15,953)
       Disposition of assets                                                                --            314
     Changes in assets and liabilities
       Decrease (Increase) in inventory                                               (673,236)        26,324
       Decrease (Increase) in accounts receivable                                      (96,792)         8,556
       Decrease in prepaid expenses                                                    448,096        592,624
       Decrease in deposits                                                                 --             --
       Increase in miscellaneous receivables                                           (42,700)       (48,541)
       Liability for stock to be issued                                                660,851             --
       Increase (Decrease) in accounts payable and accrued expenses                  1,858,394       (406,028)
                                                                                   -----------    -----------
           Net Cash (Used) by Operating Activities                                  (2,639,023)    (2,709,867)
                                                                                   -----------    -----------
     Cash Flows from Investing Activities:
       Decrease in due from related party                                                   --             --
       Repayments of notes payable - related party                                          --       (123,060)
       Purchases of property and equipment                                                  --        (14,328)
                                                                                   -----------    -----------
           Net Cash (Used) Provided by Investing Activities                                 --       (137,388)
                                                                                   -----------    -----------
     Cash Flows from Financing Activities:
       Proceeds from borrowings                                                      2,112,000      1,135,000
       Repayment of loans and notes                                                 (1,100,250)      (950,000)
       Increase (Decrease) in due to officers                                               --       (122,594)
       Repurchase and cancellation of stock                                                 --        (30,000)
       Proceeds from issuance of common and preferred stock                          1,658,291      2,809,609
                                                                                   -----------    -----------
           Net Cash Provided by Financing Activities                                 2,670,041      2,842,015
                                                                                   -----------    -----------
     Net (Decrease) in Cash                                                             31,018         (5,240)
     Cash - beginning of year                                                           23,087         28,327
                                                                                   -----------    -----------
     Cash - end of year                                                            $    54,105    $    23,087
                                                                                   ===========    ===========

Supplemental information:
     Cash paid during the year for:
       Interest                                                                    $   166,870    $   106,893
                                                                                   ===========    ===========
       Income taxes                                                                $        --    $        62
                                                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Schedule of non-cash investing and financing activities:                               2005           2004
                                                                                   -----------    -----------
In connection with consideration for services, 1,750,000 common
       shares were issued                                                          $   643,700
                                                                                   ===========
In connection with consideration for compensation, 466,532 common
       shares were issued                                                          $   100,000
                                                                                   ===========
In connection with consideration for interest and loan origination fees,
       466,952 common shares were issued                                           $   207,133
                                                                                   ===========
In connection with conversion of convertible notes, 913,334 common
       shares were issued                                                          $   245,000
                                                                                   ===========
     In connection with consideration for services, 2,045,065 common
       shares were issued                                                                         $ 1,348,263
                                                                                                  ===========
     In connection with consideration for compensation, 387,559 common
       shares were issued                                                                         $   260,919
                                                                                                  ===========
     In connection with consideration for interest and loan origination fees,
       444,442 common shares were issued                                                          $   252,863
                                                                                                  ===========
     In connection with conversion of convertible notes, 699,999 common
       shares were issued                                                                         $   243,000
                                                                                                  ===========
       In connection with consideration for services, 758,238 common
       stock purchase warrants were issued                                                        $   437,112
                                                                                                  ===========
     In connection with consideration for interest,
        the exercise price on 300,000 warrants was changed                                        $     8,460
                                                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.


              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

    Patents
      Patents are capitalized and amortized over 240 months. Amortization expense was $576 and $576 for 2005 and 2004, respectively.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

    Advertising costs
      Advertising costs are charged to operations when incurred. Advertising expense was $65,421 and $73,066 for the years ended December 31, 2005 and 2004, respectively.

    Shipping and Handling Costs
      Shipping and handling costs are included in cost of sales. Shipping and handling costs were $55,278 and $25,832 for the years ended December 31, 2005 and 2004, respectively.

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

    Income Taxes
      The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2005.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

2.  GOING CONCERN

      As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended December 31, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

5.  INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(TM) and RESURGEX PLUS(TM) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2005, consist of the following:

         Raw Materials                            $     23,957
         Work in Process                               267,166
         Samples                                       113,122
         Finished Goods                                642,290
         Packaging                                       3,286
                                                  ------------
                                                     1,049,822
         Less: Reserve for losses                      (87,039)
                                                  ------------
           Total                                  $    962,782
                                                  ============

6.  PROPERTY AND EQUIPMENT

      Property and equipment at cost, less accumulated depreciation, at December 31, 2005, consists of the following:

     Furniture                                    $     46,127
     Equipment                                          22,445
     Leasehold improvements                             61,757
                                                  ------------
         Subtotal                                      130,329
     Less accumulated depreciation                    (102,912)
                                                  ------------
         Total                                    $     27,417
                                                  ============

      Depreciation expense charged to operations was $26,218 and $28,417 for the years ended December 31, 2005 and 2004, respectively.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 2005:

       Accounts payable                                 $    1,582,952
       Accrued interest                                        135,440
       Accrued salaries, bonuses and payroll taxes             113,694
       Accrued royalties                                       138,982
       Accrued professional fees                               473,711
       Accrued minimum purchase obligations                    265,209
       Miscellaneous accruals                                   22,440
                                                        --------------
                                                        $    2,732,428
                                                        ==============

8.  DEBT

    Short-term debt at December 30, 2005, is as follows:

       Cash  advances  by three  accredited  investors,  due on
       demand,  non-interest  bearing  except for $46,000 which
       carries interest at 12% per year.                            $    50,440

       Promissory note dated December 17, 2002,  originally for
       $50,000  issued  to  an  accredited  investor,  maturing
       September 28, 2003,  bearing interest at the rate of 10%
       per annum. The note has been changed to be due on demand
       and remains outstanding at December 31, 2005. The holder
       of the note is  entitled  to convert all or a portion of
       the  principal  and  interest  at  any  time  after  the
       maturity date into shares of common stock of the Company
       at a price equal to  $.10/share  of the principal if the
       principal  and interest is not fully repaid on or before
       the  maturity  date.  Management  has repaid  $25,000 in
       December  2003 and is presently  negotiating  to convert
       the remaining  $25,000 into equity.  The Company  issued
       125,000  5-year  common  stock   purchase   warrants  in
       conjunction with the note which were exercised at a rate
       of $0.01 per share. The computed discount (computed with
       Black-Scholes)  related to the detachable stock purchase
       warrants has been fully amortized.                                25,000

       Promissory  note dated October 17, 2002 in the amount of
       $125,000,  bearing interest at 12% per annum, originally
       maturing  February  17,  2003  less  discount.  The  12%
       interest  per  annum  accrued  to date on the  principal
       amount  outstanding is to be paid weekly with 25% of all
       cash  receipts  received  by the  Company.  The  Company
       issued  70,000  3-year  common stock  purchase  warrants
       exercisable  at $.50 per share in  conjunction  with the
       note and has  recorded  a discount  for the fair  market
       value  (computed under  Black-Scholes)  for the warrant.
       The maturity  date on the note was extended to September
       17, 2003 and  subsequently  to March 26, 2004.  The note
       has been changed to be due on demand and $27,747  remain
       outstanding at December 31, 2005.                                 27,747

       Promissory  convertible  note dated  February  21, 2003,
       issued  to an  accredited  investor  originally  due  on
       August  21,  2003,  bearing  interest  at 8%  per  annum
       payable in stock.  The note was extended to December 31,
       2004  and  was  made  non-interest   bearing,   and  has
       subsequently been changed to be due on demand.  The note
       is convertible into restricted common shares at the rate
       of $0.25 per share, at the option of the holder.                  10,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

DEBT (Continued)

       Promissory  note dated March 5, 2003,  bearing  interest
       payable  in the form of  100,000  shares  of  restricted
       common  stock,  issued  to an  accredited  investor  and
       originally   maturing   April  5,  2003.  The  note  was
       initially  extended  to October  5,  2003.  The note was
       subsequently  extended  to March 26,  2004  bearing  12%
       interest per annum, and has subsequently been changed to
       be due on demand and remains outstanding at December 31,
       2005.                                                            150,000

       Convertible  Promissory  Note to an accredited  investor
       dated  May 20,  2003,  maturing  May 20,  2004,  bearing
       interest   at  a  rate   8%   per   annum   payable   in
       restrictedshares  of common stock at a rate of $0.25 per
       share.  The note is  convertible  at the  option  of the
       holder into restricted  shares of common stock at a rate
       of $0.25 per share.  The note has been changed to be due
       on demand and remains outstanding at December 31, 2005.           30,000

       Convertible   promissory   note   dated   July  3,  2003
       originally  due December 31, 2003,  bearing  interest at
       12%  per  year  payable  in  restricted   common  stock,
       extended   through  December  31,  2004.  The  note  has
       subsequently  been  changed  to be  due  on  demand  and
       remains  outstanding  at December 31, 2005.  The note is
       convertible at the option of the holder into  restricted
       common stock at the rate of $0.20 per share.                      50,000

       Two demand loans extended by two investors in March 2004
       and January 2005, bearing no interest. 25,000

       Promissory  note  issued to an  accredited  investor  on
       October 26, 2004,  originally maturing December 31, 2004
       which was subsequently  changed to be due on demand. The
       note carries interest at the rate of 15% per year and is
       secured by a pledge of the  proceeds to the Company from
       the sale of current and future  tax-loss  carry-forwards
       under   the   New   Jersey   Emerging   Technology   and
       Biotechnology Financial Assistance Act.                          150,000

       Promissory  note  issued to an  accredited  investor  on
       December  13, 2004 and maturing  December 13, 2005.  The
       note was  subsequently  changed  to be due on demand and
       carries  interest  at the  rate  of 8% per  year  and is
       convertible  at the  option of the  holder  into  common
       shares at the rate of $0.25 per share.                            25,000

       Promissory  grid note issued to one accredited  investor
       for demand loans extended between September and December
       2004.  The note carries  interest at the rate of 10% per
       year.  Of the amounts  originally  loaned,  $225,000 had
       been repaid in October and December 2004, $80,000 during
       the third quarter in 2005 and $145,000 during the fourth
       quarter in 2005.                                                  20,000

       Promissory  note  issued to an  accredited  investor  on
       February 18, 2005 and maturing  June 18, 2005,  carrying
       interest at the rate of 12% per year.  The note  remains
       open at December 31, 2005 and is now due on demand.              100,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

DEBT (Continued)

       Promissory  note  issued to an  accredited  investor  on
       March 17,  2005 and  maturing  June 15,  2005,  carrying
       interest  at the rate of 10% per  year.  In the event of
       default by debtor,  the interest  rate  increases to 20%
       per year. The note remains open at December 31, 2005 and
       is  in  default.  The  note  was  subject  to a  $20,000
       origination  fee and  assumption of $3,000 related legal
       expenses.                                                        220,000

       Promissory  note for  $200,000  issued to an  accredited
       investor  on July 19,  2005 and  maturing  December  31,
       2005,  carrying  interest  at the rate of 10% per  year.
       $20,000 were repaid in December 2005,  with the maturity
       of the remainder extended to December 31, 2006. The note
       is convertible  into common shares of the Company at the
       option of the holder, at $0.25 per share.                        180,000

       Promissory  note for  $100,000  issued to an  accredited
       investor  on July 12,  2005 and  maturing  December  31,
       2005, carrying interest at the rate of 10% per year. The
       note is presently due on demand. The note is convertible
       into  common  shares of the Company at the option of the
       holder, at $0.25 per share.                                      100,000

       Two  promissory  notes for  $100,000  each  issued to an
       accredited  investor on August 15 and  September 1, 2005
       and maturing December 31, 2005, carrying interest at the
       rate of 10% per year.  The notes  are  presently  due on
       demand.  In  connection  with this change  50,000 5-year
       warrants, exercisable at $0.25/share have been issued to
       the  investor.  The notes are  convertible  into  common
       shares of the  Company at the option of the  holder,  at
       $0.25 per share.                                                 200,000

       Two  promissory  notes for  $100,000  each  issued to an
       accredited investor on August 17 and August 31, 2005 and
       maturing  December  31, 2005,  carrying  interest at the
       rate of 10% per year.  The notes have been changed to be
       due on demand.  In connection  with this change  150,000
       5-year  warrants,  exercisable at $0.38/share  have been
       issued to the investor.  The notes are convertible  into
       common  shares  of  the  Company  at the  option  of the
       holder, at $0.25 per share.                                      200,000

       Promissory  grid note,  originally for $60,000 issued to
       an  accredited  investor on December  22,  2005,  due on
       demand. The note carries interest at the rate of 12% per
       year and has an open  balance of $22,000 on December 31,
       2005.                                                             22,000

       Three promissory notes totaling $250,000 issued to three
       accredited  investors  on December 7, 2005 and  maturing
       January  10,  2006.  The  investors  were issued a total
       225,000 warrants in lieu of interest, exercisable during
       five years at $0.25 /share.                                      250,000
                                                                    -----------
       Total Short Term Debt                                        $ 1,835,187
                                                                    ===========

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

9.  LONG TERM DEBT

       Long-term debt at December 31, 2005 is as follows:           $    33,750

       Five non-interest bearing convertible notes dated between October 22, 2002 and December 30, 2002 issued to five accredited investors, maturing between October 22,2004 and December 30, 2004, he option of the holders into common shares at the rate of $.25/share. All of these notes have been converted into an aggregate 135,000 common shares during the first quarter in 2006.

       Two  convertible   promissory  notes  to  an  accredited
       investor dated August 8, 2003,  maturing August 8, 2005,
       bearing no  interest.  The notes have been changed to be
       due on demand and remain open at December 31, 2005.  The
       notes are convertible  into restricted  shares of common
       stock at the option of the holder at a rate of $0.25 per
       share.                                                       $    50,000
                                                                    -----------
                                                                         83,750
       Less Current Maturities                                          (83,750)
                                                                    -----------
       Total Long Term Debt                                         $         0
                                                                    ===========

10. INCOME TAX

      The income tax provision (benefit) is comprised of the following:

                                                   Year Ended December 31,
                                                   ------------------------
                                                      2005          2004
                                                   ----------   -----------
       State current provision (benefit)           $ (230,878)  $  (210,628)
       State deferred provision (benefit)                  --            --
                                                   ----------   -----------
                                                   $ (230,878)  $  (210,628)
                                                   ==========   ===========

      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. The Company entered into an agreement under which it retained unrelated intermediaries to identify a buyer for Millennium's 2005 and 2004 NOL Carryovers. The total tax benefit of this transaction was $230,878 in 2005 and $210,628 in 2004.

      The Company's total deferred tax asset and valuation allowance are as follows:

                                                   Year Ended December 31,
                                                  -------------------------
                                                     2005           2004
                                                  -----------   -----------
       Total deferred tax asset, non-current      $(9,133,757)  $ 6,110,000
       Less valuation allowance                                  (6,110,000)
                                                  -----------   -----------
       Net deferred tax asset, non-current        $(9,133,757)  $        --
                                                  ===========   ===========

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

      The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:

                                                   Year Ended December 31,
                                                   ------------------------
                                                     2005           2004
                                                   ----------   -----------
       Tax benefit                                         40%           40%
       Valuation allowance                                 40%           40%
                                                   ----------   -----------
       Effective tax rate                                  --            --
                                                   ==========   ===========

      At December 31, 2005, the Company has available approximately $22,800,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2020 and 2025.

      At December 31, 2005, the Company has available approximately $3,340,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2011.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

11. EMPLOYMENT AGREEMENTS

      Pursuant to a first amendment dated November 11, 2005 to his original employment agreement, dated April 1, 2001, between Millennium and the Company's President and CEO, Jerry Swon, Mr. Swon is entitled to a base salary of $300,000 per year. Immediately following the first fiscal quarter in which the Company shall have achieved annualized revenues in excess of $5,000,000, the Base Salary shall be increased to the rate of $400,000 per annum. Immediately following the first fiscal quarter in which the Company shall have achieved annualized revenues in excess of
      $10,000,000, the Base Salary shall be increased to the rate of $500,000 per annum. In addition to a base salary Millennium shall pay a discretionary bonus, payable annually during each year of the term, at the sole and exclusive discretion of Millennium. Mr. Swon also receives a monthly expense allowance. Pursuant to the amendment Mr. Swon is to receive Options exercisable at a rate of $0.50 per share to purchase 5,000,000 shares of common stock of which (a) Options for the first 1,000,000 shares shall vest and become exercisable immediately following the first fiscal year in which the Company shall have achieved annual revenues in excess of $5,000,000; (b) Options for the second 1,000,000 shares shall vest and become exercisable immediately following the first year in which the Company shall have achieved annual revenues in excess of $10,000,000; (c) Options for the third 1,000,000 shares shall vest and become exercisable immediately following the first year in which the Company shall have achieved annual revenues in excess of $15,000,000; (d) Options for the fourth 1,000,000 shares shall vest and become exercisable immediately following the first year in which the Company shall have achieved annual revenues in excess of $20,000,000; and (e) Options for the fifth 1,000,000 shares shall vest and become exercisable immediately following the first year in which the Company shall have achieved annual revenues in excess of $25,000,000.

      Pursuant to a five year amended employment agreement, dated December 22, 2005, with Millennium, Carl Germano who has been serving since May 2001 and continues to serve as Executive Vice President of Product Development & Research is entitled to a base salary of $200,000 per year. In addition to the base salary Mr. Germano was initially granted as stock option by Millennium to purchase an aggregate of 1,408,979 shares of common stock of Group at an exercise price of $.37 per share in 2001, the exercise period of which option shall be extended to December 31, 2010. Provided the Executive is continually employed under the terms of the amended employment agreement by the Company through January 15, 2006, the exercise price for the Group Stock Options shall be reduced to $.01 per share effective as of that date. The terms for Mr. Germano to receive this Option are as follows: Mr. Germano must adhere to the non-complete clause ending on the earlier of (i) May 18, 2011 or (ii) such date as the Company terminates the Executive's Employment without cause. In the event that Mr. Germano terminates the Agreement at any time during the five year period commencing upon the date if the Second Amendment, Executive shall immediately and automatically forfeit and return to the Company such number of Group Stock Options as determined by the following formula: If such termination occurs prior to the first anniversary of this Second Amendment -- 100% of the Group Stock Options; if such termination occurs, respectively, prior to the second, third, fourth or fifth anniversary of this Second Amendment -- 80%, 60%, 40% or 20%, respectively, of the Group Stock Option. In lieu of delivering the requisite number of Group Stock Options and,or to the extent that Executive has exercised the Group Stock Option and, as a result, is unable to return the requisite number of the Group Stock Options, Executive shall pay the Company an amount equal to $0.36 times the number of Group Stock Options that the Executive is required to return but does not return. If, at any time after the second anniversary of this Second Amendment, there is a Change of Control and Executive does not voluntarily terminate the Agreement prior to the date of the Change of Control, the provisions of this subsection (b) shall be null and void and of no further effect.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

EMPLOYMENT AGREEMENTS (Continued)

      Pursuant to a five year employment agreement dated November 11, 2005 with Millennium, Frank Guarino who has served as the Chief Financial Officer since October, 2001 and continues to serve as CFO is entitled to a base salary of $98,000 per year. Immediately following the first fiscal quarter in which the Company shall have achieved revenues in excess of $1,250,000, the Base Salary shall be increased to the rate of $125,000 per annum. Immediately following the first quarter in which the Company shall have achieved revenues in excess of $2,500,000, the Base Salary shall be increased to the rate of $150,000 per annum. Immediately following the first quarter in which the Company shall have achieved revenues in excess of $3,750,000, the Base Salary shall be increased to the rate of $200,000 per annum. Pursuant to the amendment Mr. Guarino is to receive: a) Options to purchase 334,000 shares of common stock at an exercise price of $.37 for a term of five years from the date hereof, which Options shall vest on January 1, 2006; and (b) Option to purchase an additional 600,000 shares of common stock at an exercise price of $.01, for a term of three years from the date hereof, of which (a) Options for 400,000 shares shall vest and become exercisable only in the event the Executive is continually employed under the terms of this Agreement by the Company through January 15, 2006; and (b) Options for the remaining 200,000 shares shall vest and become exercisable only in the event the Executive is continually employed under the terms of this Agreement through January 15, 2007.

      Pursuant to a five year employment agreement dated November 11, 2005 with Millennium, John Swon who was a co-founder of the Millennium in November 2000 and is currently serving as a National Sales Manager is entitled to a base salary of $98,000 per year. Immediately following the first fiscal quarter in which the Company shall have achieved revenues in excess of $1,250,000, the Base Salary shall be increased to the rate of $125,000 per annum. Immediately following the first quarter in which the Company shall have achieved revenues in excess of $2,500,000, the Base Salary shall be increased to the rate of $150,000 per annum. Immediately following the first quarter in which the Company shall have achieved revenues in excess of $3,750,000, the Base Salary shall be increased to the rate of $200,000 per annum. Pursuant to the amendment Mr. Swon is to receive: a) Options to purchase 334,000 shares of common stock at an exercise price of $.37 for a term of five years from the date hereof, which Options shall vest on January 1, 2006; and (b) Option to purchase an additional 600,000 shares of common stock at an exercise price of $.01, for a term of three years from the date hereof, of which (a) Options for 400,000 shares shall vest and become exercisable only in the event the Executive is continually employed under the terms of this Agreement by the Company through January 15, 2006; and (b) Options for the remaining 200,000 shares shall vest and become exercisable only in the event the Executive is continually employed under the terms of this Agreement through January 15, 2007.

      Pursuant to a five year employment agreement dated November 11, 2005 with Millennium, Jerry T. Swon who was a co-founder of Millennium in November 2000 and is currently serving as a National Sales Manager is entitled to a base salary of $98,000 per year. Immediately following the first fiscal quarter in which the Company shall have achieved revenues in excess of $1,250,000, the Base Salary shall be increased to the rate of $125,000 per annum. Immediately following the first quarter in which the Company shall have achieved revenues in excess of $2,500,000, the Base Salary shall be increased to the rate of $150,000 per annum. Immediately following the first quarter in which the Company shall have achieved revenues in excess of $3,750,000, the Base Salary shall be increased to the rate of

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

EMPLOYMENT AGREEMENTS (Continued)

      $200,000 per annum. Pursuant to the amendment Mr. Swon is to receive: a) Options to purchase 334,000 shares of common stock at an exercise price of $.37 for a term of five years from the date hereof, which Options shall vest on January 1, 2006; and (b) Option to purchase an additional 600,000 shares of common stock at an exercise price of $.01, for a term of three years from the date hereof, of which (a) Options for 400,000 shares shall vest and become exercisable only in the event the Executive is continually employed under the terms of this Agreement by the Company through January 15, 2006; and (b) Options for the remaining 200,000 shares shall vest and become exercisable only in the event the Executive is continually employed under the terms of this Agreement through January 15, 2007.

      Pursuant to a five year employment agreement dated November 11, 2005 with Millennium, Christopher Swon who is currently serving as a Regional Sales Manager is entitled to a base salary of $60,000 per year. Immediately following the first fiscal quarter in which the Company shall have achieved revenues in excess of $1,250,000, the Base Salary shall be increased to the rate of $75,000 per annum. Immediately following the first quarter in which the Company shall have achieved revenues in excess of $2,500,000, the Base Salary shall be increased to the rate of $100,000 per annum. Immediately following the first quarter in which the Company shall have achieved revenues in excess of $3,750,000, the Base Salary shall be increased to the rate of $125,000 per annum. Pursuant to the amendment Mr. Swon is to receive: (a) Options to purchase 167,000 shares of common stock at an exercise price of $.37 for a term of five years from the date hereof, which Options shall vest on January 1, 2006; and (b) Option to purchase an additional 300,000 shares of common stock at an exercise price of $.01, for a term of three years from the date hereof, of which (a) Options for 200,000 shares shall vest and become exercisable only in the event the Executive is continually employed under the terms of this Agreement by the Company through January 15, 2006; and (b) Options for the remaining 100,000 shares shall vest and become exercisable only in the event the Executive is continually employed under the terms of this Agreement through January 15, 2007.

12. CAPITAL STOCK

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

CAPITAL STOCK (Continued

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

    d) Other information is summarized as follows:

                                                                             Convertible      Cumulative       Convertible
                                                                               Series B        Series C         Series D
                                                                            ---------------  --------------   --------------
         Number of common shares to be issued upon                                      10            None          641.215
          conversion of each preferred share
         Redemption price and involuntary liquidation value per           $
         preferred shares (if redeemed, ranking would be
         Convertible Series D then , Convertible Series B then
         Cumulative Series C)                                                         2.00 $     10.00 (1)  $          1.00

         ----------
         (1) Plus any dividend in arrears.

      Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value. Series B shares are stated at par value.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


13. OPTIONS AND WARRANTS

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123). Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded.

      In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2005.

      The granting of the following Company stock options was not under a formal stock option plan.

      Information regarding the Company's stock options and warrants for fiscal years ended December 31, 2005 and 2004 is as follows:

                                                                         December 31, 2005             December 31, 2004
                                                                   ----------------------------  ----------------------------
                                                                                    Weighted                      Weighted
                                                                                    Average                       Average
                                                                                    Exercise                      Exercise
                                                                      Shares         Price          Shares         Price
                                                                   -------------  -------------  -------------  -------------
     Options outstanding - beginning of year                           2,255,312  $        0.36      1,538,920  $        0.36
     Options expired                                                     (70,000)          0.50             --             --
     Options granted                                                   9,977,979           0.30        766,392           0.37
     Options cancelled                                                (1,795,008)          0.37        (50,000)          0.50
                                                                   -------------  -------------  -------------  -------------
     Options outstanding - end of year                                10,368,283  $        0.31      2,255,612  $        0.36
                                                                   =============  =============  =============  =============

     Option price at end of year                                              $0.31                         $0.36


                                    MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 2005 AND 2004

OPTIONS AND WARRANTS, Continued

                                                                         December 31, 2005            December 31, 2004
                                                                   ----------------------------  ----------------------------
                                                                                    Weighted                      Weighted
                                                                                    Average                       Average
                                                                                    Exercise                      Exercise
                                                                      Shares         Price          Shares         Price
                                                                   -------------  -------------  -------------  -------------
     Option price range for                                            N/A            N/A            N/A            N/A
       exercised shares
     Options available for                                             N/A            N/A            N/A            N/A
       grant at end of year

     Warrants outstanding - beginning of year                         17,968,913           0.61      9,082,796  $        0.43
     Warrants exercised                                               (2,514,434)          0.25     (1,401,981)          0.20
     Warrants granted                                                    975,000           0.34     11,121,431           0.63
     Warrants expired                                                 (2,535,716)          0.45       (833,333)          0.42
                                                                   -------------  -------------  -------------  -------------
     Warrants outstanding - end of year                               13,893,763           0.64     17,968,913  $        0.61
                                                                   =============  =============  =============  =============

     Warrants price range at end of year                                 $0.17 - $2.65                  $0.17 - $2.65

     Warrants price for
       exercised shares                                                   $ 0.25-0.40                   $ 0.17-0.30
     Warrants available for
       grant at end of year                                            N/A            N/A            N/A            N/A

     The weighted exercise price and weighted fair value of options and warrants granted by the Company for years ended 2005 and 2004, are as follows:

                                                                        December 31, 2005             December 31, 2004
                                                                   ----------------------------  ----------------------------
                                                                     Weighted       Weighted       Weighted       Weighted
                                                                     Average                       Average
                                                                     Exercise       Average        Exercise       Average
                                                                      Price        Fair Value       Price        Fair Value
                                                                   -------------  -------------  -------------  -------------

     Weighted average of options and warrants granted
     during the year whose  exercise  price  exceeded
     fair market value at the date of grant                        $        0.47  $        0.22  $        1.24  $        0.59

     Weighted average of options and warrants granted
     during the year whose  exercise  price was equal
     or lower than fair  market  value at the date of
     grant                                                         $        0.07  $        0.33  $        0.60  $        0.75

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

OPTIONS AND WARRANTS, Continued

      The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 2005.

                            Number         Average                         Number
                        Outstanding at    Remaining      Weighted      Exercisable at      Weighted
    Range of Exercise    December 31,    Contractual     Average        December 31,        Average
          Prices             2005           Life      Exercise Price        2005        Exercise Price
    -----------------   --------------   -----------  --------------   --------------   --------------
    $    0.01 - 0.25         5,396,356     38 Mo's    $         0.09        1,587,377   $         0.24
    $    0.35 - 0.50        12,429,060     36 Mo's    $         0.45        6,928,060   $         0.43
    $    0.75 - 3.00         6,436,631     34 Mo's    $         0.92        6,436,631   $         0.92
                        --------------                                 --------------
                            24,262,047                                     14,952,068
                        ==============                                 ==============

      The Company has used the fair value based method of accounting for its employee stock options beginning with the year ended December 31, 2005, as prescribed by Statement of Financial Accounting Standards No. 123. It has not restated its results for the year ended December 31, 2004. Compensation cost in net loss for the year ended December 31, 2004 would have increased by $448,525, resulting in net loss of $5,847,099 net of tax and loss per share of $.15. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; and expected volatility 80%.

      Total compensation cost recognized in the income statement for stock-based employee and directors' compensation awards was $1,174,531 and $260,919 in 2005 and 2004, respectively. In addition, the Company notes a contingent liability from the fair value of unvested options granted to certain employees where vesting is conditional upon the Company reaching certain revenue targets (see "Employment Agreements"). Such contingent liabilities amount to $$1,486,299.


14. OPERATING LEASE COMMITMENTS

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

OPERATING LEASE COMMITMENTS, Continued

      The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2005:

                     Year Ending December 31,
                              2006                            118,512
                              2007                            108,636
                              2008                                 --
                              2009                                 --
                                                           ----------
                  Total minimum payments required          $  226,748
                                                           ==========

      Rent expense for the Company under operating leases for the years ended December 31, 2005 and 2004 was $118,325 and $102,183, respectively.


15. NEW ACCOUNTING PRONOUNCEMENTS.

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

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

      SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NEW ACCOUNTING PRONOUNCEMENTS (continued)

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.

      That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

      In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.

      On August 31, 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R." In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement 123R. The FSP includes transition guidance for those entities that have already adopted Statement 123R in their financial statements.

      The Company does not expect that the adoption of SFAS 123(R) and the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

16. RELATED PARTY TRANSACTIONS

      On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.33% of the gross sales of RESURGEX(R) AND RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products of Millennium. During the first quarter of 2005 Mr. Miller and Jane Swon entered into an agreement whereby among others Miller transferred $93,650 in accrued royalties and a promissory note for $50,000 to Jane Swon. In accordance with instructions by Jane Swon, the Company subsequently settled this note with payment of the principal to the Company's chief executive officer.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

17. CONVERTIBLE NOTES

      At December 31, 2005 the Company had an aggregate of $853,750 payable in seventeen convertible notes of which $83,750 are non-interest bearing, $65,000 bear interest at 8% per annum, $525,000 at 10% per annum and $180,000 bear interest at 18% per annum. The terms of the Company's convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.

      The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the years ended December 31, 2005 and 2004, interest expense of $440,000 and $0 respectively, was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

18. MAJOR VENDORS

      For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of one vendor.

19. COMMITMENTS

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

      The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Expenses of $123,994 and $409,731 were incurred under the terms of this agreement for the years ended December 31, 2005 and 2004, respectively, and are included in selling, general and administrative expenses. As of December 31, 2005 Millennium is due to pay Isocell $263,209 for licensing fees for calendar year 2005. This amount is included in Accounts Payable and Accrued Expenses.

21. LITIGATION

      None

22. SUBSEQUENT EVENTS

      On April 5, 2006, as noted in the Company's Current Report on Form 8-K filed with the SEC on April 6, 2006, the Company announced that it has entered into a letter of intent with an investment fund which, if consummated,  would  result  in the  sale  by  Millennium's  wholly  owned subsidiary of all of the assets used in Millennium's nutraceutical business to a newly formed company in exchange for shares of common stock of the new company. The newly formed company would be initially capitalized by the issuance of $15 million in convertible preferred stock. The letter of intent, which has been filed as an exhibit to the Current Report on Form 8-K, is nonbinding and is subject to various conditions, including completion of due diligence by the investment fund and approval by Millennium's stockholders.