Form 10QSB
period 2006-03-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2006-05-23
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2006

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                          Commission file number 0-3338


                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                              22-1558317
            ---------------------------------------------------------
            (State or other Jurisdiction of           (IRS Employer
            Incorporation or Organization)          Identification No.)


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

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of May 15, 2006, was 66,459,965 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY




                                      INDEX


                                                                            Page
                                                                          Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

       Consolidated Balance Sheet
        - March 31, 2006                                                       3

       Consolidated Statements of Operations
        - Three months ended March 31, 2006 and 2005                           4

       Consolidated Statements of Cash Flows
        - Three months ended March 31, 2006 and 2005                           5

       Notes to Consolidated Financial Statements                         6 - 16


Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              17

Item 3 Controls and Procedures                                                23


PART II - OTHER INFORMATION                                                   23


SIGNATURES                                                                    24

CERTIFICATIONS                                                           25 - 28

PART I  - ITEM 1
              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)


Assets
Current Assets
     Cash ...................................................................         $    254,593
     Accounts receivable, net of allowance for
        doubtful accounts of $20,000 ........................................              197,332
     Inventories ............................................................              743,194
     Prepaid expenses .......................................................               65,660
     Miscellaneous receivables ..............................................              105,131
                                                                                      ------------
        Total Current Assets ................................................            1,365,910
     Property and equipment, net of accumulated
        depreciation of $108,586 ............................................               21,743
     Patents, net of accumulated amortization of $2,687 .....................                8,830
     Deposits ...............................................................               18,352
                                                                                      ------------
         Total Assets .......................................................            1,414,835
                                                                                      ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable and accrued expenses ..................................            2,648,480
     Short term debt ........................................................            2,214,187
     Current maturities of long term debt ...................................               50,000
                                                                                      ------------
        Total Current Liabilities ...........................................            4,912,667
     Accrued royalties, long-term portion ...................................               18,750
                                                                                      ------------
         Total Liabilities ..................................................            4,931,417

Stockholders' Equity (Deficit)
     Preferred Stock, $1 par value, 810,360 shares authorized:
     Convertible, Series B, non-voting, 65,141 shares issued and outstanding,
         at redemption value ................................................              130,282
     Cumulative, Series C, non-voting, 64,762 shares issued and outstanding .               64,763
     Convertible, Series D, 0 shares issued and outstanding .................                   --
     Common Stock, $0.001 par value, 75,000,000 shares authorized,
     64,259,965 shares issued and outstanding ...............................               64,260
     Additional paid-in capital .............................................           22,536,526
     Accumulated deficit ....................................................          (26,143,614)
     Deferred compensation ..................................................             (168,799)
                                                                                      ------------
         Total Stockholders' Equity (Deficit) ...............................           (3,516,582)

         Total Liabilities and Equity (Deficit) .............................         $  1,414,835
                                                                                      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended
                                                                       March 31,
                                                           2006                  2005
                                                        ------------          ------------

Total Revenues ................................         $    218,495          $    291,420

     Cost of Goods Sold .......................              155,472               197,686
                                                        ------------          ------------

Gross Profit ..................................               63,023                93,734

     Research and development cost ............               13,226                    --
     Selling, general & administrative expenses            2,919,793               640,405
                                                        ------------          ------------

Loss from Operations ..........................           (2,869,996)             (546,671)

Other Income (Expense)
     Miscellaneous income .....................                   --                    --
     Interest expense and financing costs .....             (435,820)              (62,844)
     Miscellaneous expense ....................               (1,055)             (123,994)
                                                        ------------          ------------
        Total Other (Expense) .................             (436,875)             (186,838)
                                                        ------------          ------------

Loss before provision for Income Taxes ........           (3,306,871)             (733,509)

     Provision for Income Taxes ...............                2,351                    --

Net Loss ......................................         $ (3,309,222)         $   (733,509)
                                                        ============          ============
Net Loss per Common Share .....................         $      (0.05)         $      (0.02)
                                                        ============          ============
Weighted Average Number of
     Common Shares Outstanding ................           61,367,298            43,010,566
                                                        ============          ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Three Months Ended
                                                                         March 31,
                                                                 2006                 2005
                                                               -----------          -----------
Cash Flows from Operating Activities
     Net Loss ........................................         $(3,309,222)         $  (733,509)
     Adjustments to Reconcile Net Loss to
     Net Cash used by Operations
        Depreciation and amortization ................               5,818                6,964
        Securities issued for services ...............             150,000              102,000
        Notes offset against miscellaneous receivables                  --              (50,000)
        Conversion feature of notes ..................             159,593                2,873
        Amortization of deferred compensation ........             113,436                   --
        Stock issued for interest and financing cost .             155,820                   --
        Stock and options issued for compensation ....             552,985                   --
     Decreases (Increases) in Assets
        Accounts receivable ..........................               3,200             (135,287)
        Inventories ..................................             219,588               95,420
        Prepaid expenses .............................              10,724               77,291
        Other assets .................................              (2,143)             (16,668)
     Increases (Decreases) in Liabilities
        Accounts payable and accrued expenses ........             (83,951)              93,511
        Liability for stock to be issued .............            (660,851)                  --
                                                               -----------          -----------
Net Cash Used by Operating Activities ................          (2,685,003)            (557,405)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ...........             924,000              550,000
     Repayment of loans and notes payable ............            (545,000)             (13,000)
     Changes in long term royalties obligation .......              (1,250)              (1,250)
     Issuance of common stock ........................           2,507,741               56,250
                                                               -----------          -----------
Net Cash Provided by Financing Activities ............           2,885,491              592,000

Net Increase in Cash .................................             200,488               34,595
Cash at beginning of period ..........................              54,105               23,087
                                                               -----------          -----------
Cash at end of period ................................         $   254,682          $    57,682
                                                               ===========          ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
       Millennium Biotechnologies Group, Inc. (the Company or "Millennium Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

       Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX(R) RESURGEX PLUS(R) and Defenzyme(TM) which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

     Basis of Presentation
       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
       These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

       In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005, have been included.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Patents
       Patents are capitalized and amortized over 240 months. Amortization expense was $432 and $432, for the quarters ended March 31, 2006 and 2005, respectively.

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

     Advertising costs
       Advertising costs are charged to operations when incurred. Advertising expense was $22,608 and $390 for the quarters ended March 31, 2006 and 2005, respectively.

     Stock-Based Compensation
       The Company recognizes compensation expense for grants of stock, stock option and other equity instruments to employees as well as non-employees based on fair value. The fair market value of the Company's stock on the date of stock issuance or option grant is used.

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

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

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

2. GOING CONCERN

     In their report for the fiscal year ended December 31, 2005, the Company's auditors had noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management's plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital.

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

4. PREPAID EXPENSES

     Prepaid expenses consists $56,059 prepaid insurance costs and $9,571 prepaid rent and miscellaneous expenses.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

5. INVENTORIES

     Inventories consist of work-in-process and finished goods for the Company's RESURGEX(R) and RESURGEX PLUS(R) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at March 31, 2006 consist of the following:

         Raw Materials                            $         23,957
         Work in Process                                       385
         Samples                                           170,617
             Finished Goods                                631,988
         Packaging                                           3,286
                                                    ---------------
                                                           830,233
         Less: Reserve for losses                         (87,039)
                                                    ---------------
           Total                                  $        743,194
                                                    ---------------

6. PROPERTY AND EQUIPMENT

     Property and equipment at cost, less accumulated depreciation, at March 31, 2006, consists of the following:

     Furniture                                    $         46,127
     Equipment                                              22,445
     Leasehold improvements                                 61,757
                                                    ---------------
         Subtotal                                          130,329
     Less accumulated depreciation                       (108,586)
                                                    ---------------
         Total                                    $         21,743
                                                    ---------------

     Depreciation expense charged to operations was $5,674 and $6,820 for the quarters ended March 31, 2006 and 2005, respectively.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at March 31, 2006:


       Accounts payable                                                                            $        1,866,363
       Accrued interest                                                                                       175,134
         Accrued salaries, bonuses and payroll taxes                                                          131,146
         Accrued royalties                                                                                    146,659
       Accrued professional fees                                                                               51,903
         Accrued minimum purchase obligations                                                                 265,209
       Miscellaneous accruals                                                                                  12,066
                                                                                                     -----------------
                                                                                                   $        2,648,480
                                                                                                     -----------------

8.  DEBT
     Short-term debt at March 31, 2006, is as follows:

     Cash advances by three accredited investors, due on demand, non-interest bearing.             $            4,440

     Promissory  note dated  December 17, 2002,  originally  for $50,000 issued to an accredited investor,  maturing  September 28, 2003, bearing interest at the rate of 10% per annum. The note has been changed to be due on demand and remains  outstanding  at March 31, 2006.  The holder of the note is entitled to convert all or a portion of the  principal  and  interest at any time after the  maturity  date into shares of common stock of the Company at a price equal to  $.10/share  of the principal if the principal and interest is not fully repaid on or before the  maturity  date.  Management  has  repaid  $25,000  in  December  2003 and is presently  negotiating  to convert the remaining  $25,000 into equity.  The Company  issued
     125,000  5-year  common stock  purchase  warrants in  conjunction  with the note which were
     exercised  at  a  rate  of  $0.01  per  share.   The  computed   discount   (computed  with
     Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.                25,000

    Promissory  note dated October 17, 2002 in the amount of $125,000,  bearing  interest at 12%
    per annum,  originally maturing February 17, 2003 less discount.  The 12% interest per annum accrued to date on the  principal  amount  outstanding  is to be paid weekly with 25% of all cash  receipts  received by the  Company.  The Company  issued  70,000  3-year  common stock purchase  warrants  exercisable  at $.50  per  share  in  conjunction  with the note and has recorded a  discount  for the fair  market  value  (computed  under  Black-Scholes)  for the warrant.  The maturity date on the note was extended to September 17, 2003 and  subsequently to March  26,  2004.  The note  has been  changed  to be due on  demand  and  $5,747  remain
    outstanding at March 31, 2006.                                                                              5,747

    Promissory  convertible  note dated  February 21,  2003,  issued to an  accredited  investor originally due on August 21, 2003,  bearing  interest at 8% per annum payable in stock.  The note  was  extended  to  December  31,  2004  and was  made  non-interest  bearing,  and has subsequently  been  changed to be due on demand.  The note is  convertible  into  restricted
    common shares at the rate of $0.25 per share, at the option of the holder.                                 10,000


              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


DEBT (Continued)

    Promissory note dated March 5, 2003,  bearing interest payable in the form of 100,000 shares of restricted common stock,  issued to an accredited  investor and originally maturing April
    5, 2003.  The note was  initially  extended  to October 5, 2003.  The note was  subsequently extended to March 26,  2004  bearing  12%  interest  per annum,  and has  subsequently  been
    changed to be due on demand and remains outstanding at March 31, 2006.                                    150,000

    Convertible  Promissory Note to an accredited  investor dated May 20, 2003, maturing May 20,
    2004, bearing interest at a rate 8% per annum payable in restrictedshares of common stock at a rate of $0.25  per  share.  The note is  convertible  at the  option  of the  holder  into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to
    be due on demand and remains outstanding at March 31, 2006.                                                30,000

    Convertible  promissory  note dated July 3, 2003  originally due December 31, 2003,  bearing interest at 12% per year payable in restricted  common stock,  extended through December 31,
    2004. The note has subsequently been changed to be due on demand and remains  outstanding at
    March 31, 2006. The note is convertible at the option of the holder into  restricted  common
    stock at the rate of $0.20 per share.                                                                      50,000

    Two demand  loans  extended  by two  investors  in March 2004 and January  2005,  bearing no
    interest.                                                                                                  25,000

    Promissory note issued to an accredited  investor on October 26, 2004,  originally  maturing
    December  31,  2004 which was  subsequently  changed to be due on demand.  The note  carries interest  at the rate of 15% per year and is  secured  by a pledge  of the  proceeds  to the
    Company  from the sale of current and future  tax-loss  carry-forwards  under the New Jersey
    Emerging Technology and Biotechnology Financial Assistance Act.                                           150,000

    Promissory note issued to an accredited  investor on December 13, 2004 and maturing December
    13, 2005. The note was subsequently  changed to be due on demand and carries interest at the rate of 8% per year and is  convertible  at the option of the holder into  common  shares at
    the rate of $0.25 per share.                                                                               25,000

    Promissory  grid note  issued to one  accredited  investor  for  demand  loans  extended  in
    February  2006.  The note  carries  interest  at the rate of 10% per  year.  Of the  amounts
    originally loaned, $170,000 had been repaid in March 2006.                                                  5,000

    Promissory note issued to an accredited  investor on February 18, 2005 and maturing June 18,
    2005,  carrying  interest at the rate of 12% per year.  The note  remains  open at March 31,
    2006 and is now due on demand.                                                                            100,000


                      MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         March 31, 2006


DEBT (Continued)

    Promissory  note issued to an  accredited  investor on March 17, 2005 and maturing  June 15,
    2005,  carrying interest at the rate of 10% per year. In the event of default by debtor, the interest  rate  increases to 20% per year.  The note  maturity has been extended to December
    15,  2006.  The note was  subject  to a $20,000  origination  fee and  assumption  of $3,000
    related legal expenses.                                                                                   220,000

    Promissory note for $200,000 issued to an accredited  investor on July 19, 2005 and maturing
    December 31,  2005,  carrying  interest at the rate of 10% per year.  $20,000 were repaid in
    December  2005,  with the maturity of the remainder  extended to December 31, 2006. The note is convertible  into common shares of the Company at the option of the holder,  at $0.25 per
    share.                                                                                                    180,000

    Promissory note for $100,000 issued to an accredited  investor on July 12, 2005 and maturing
    December 31, 2005,  carrying interest at the rate of 10% per year. The note is presently due on demand.  The note is  convertible  into common shares of the Company at the option of the
    holder, at $0.25 per share.                                                                               100,000

    Two  promissory  notes for $100,000 each issued to an  accredited  investor on August 15 and
    September 1, 2005 and maturing  December 31, 2005,  carrying interest at the rate of 10% per year.  The notes are presently due on demand.  In connection  with this change 50,000 5-year warrants,  exercisable  at  $0.25/share  have  been  issued to the  investor.  The notes are convertible  into common  shares of the  Company at the option of the  holder,  at $0.25 per
    share.                                                                                                    200,000

    Two  promissory  notes for $100,000 each issued to an  accredited  investor on August 17 and
    August 31, 2005 and maturing  December 31,  2005,  carrying  interest at the rate of 10% per year.  The notes have been  changed  to be due on demand.  In  connection  with this  change
    150,000 5-year warrants,  exercisable at $0.38/share  have been issued to the investor.  The notes are  convertible  into common  shares of the  Company at the option of the holder,  at
    $0.25 per share.                                                                                          200,000

    Two  promissory  notes issued to an accredited  investor in February and March 2006,  due on
    March  31,  2006.  The  notes  carry  interest  at the  rate of 10% per  year.  One note for
    $100,000 is  convertible  at the option of the holder into common stock at the rate of $0.25 per share.  The other note had been  accompanied by issuance of stock purchase  warrants for
    400,000 shares, exercisable at $0.25 per share.                                                           300,000

    Promissory  note issued to an  accredited  investor in January 2006,  maturing  December 31,
    2006.  The note  carries  interest at the rate of 10% and  convertible  at the option of the
    holder into common stock at the rate of $0.25 per share.                                                  220,000

    Promissory note issued to an accredited  investor in March 2006,  maturing May 30, 2006. The note carries  interest  computed at a lump sum of $8,916.  The note had been  accompanied by
    issuance of stock purchase warrants for 100,000 shares, exercisable at $0.25 per share.                   214,000
                                                                                                     -----------------
     Total Short Term Debt                                                                         $        2,214,187
                                                                                                     -----------------

9. LONG TERM DEBT


    Long-term debt at March 31, 2006 is as follows:
    Two convertible  promissory notes to an accredited  investor dated August 8, 2003,  maturing   $           50,000
    August 8, 2005,  bearing no  interest.  The notes have been  changed to be due on demand and remain open at March 31, 2006. The notes are convertible  into  restricted  shares of common stock at the option of the holder at a rate of $0.25 per share.

    Less Current Maturities                                                                                   (50,000)
                                                                                                     -----------------

    Total Long Term Debt                                                                           $                0
                                                                                                     -----------------

                      MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         March 31, 2006

10. INCOME TAX


    The income tax provision (benefit) is comprised of the following:


                                                                                              Year Ended December 31,
                                                                                           -------------------------------
                                                                                               2005             2004
                                                                                           --------------   --------------
       State current provision (benefit)                                                 $                $      (210,628)
       State deferred provision (benefit)                                                              -                -
                                                                                           --------------   --------------
                                                                                         $                $      (210,628)
                                                                                           --------------   --------------

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

    The Company's total deferred tax asset and valuation allowance are as follows:


                                                                                              Year Ended December 31,
                                                                                           -------------------------------
                                                                                               2005             2004
                                                                                           --------------   --------------
       Total deferred tax asset, non-current                                             $                $     6,110,000
       Less valuation allowance                                                                                (6,110,000)
                                                                                           --------------   --------------
       Net deferred tax asset, non-current                                               $             -  $             -
                                                                                           --------------   --------------

    The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:


                                                                                              Year Ended December 31,
                                                                                           -------------------------------
                                                                                               2005             2004
                                                                                           --------------   --------------
       Tax benefit                                                                              40%              40%
       Valuation allowance                                                                      40%              40%
                                                                                           --------------   --------------
       Effective tax rate                                                                        -                -
                                                                                           --------------   --------------


11. DEFERRED COMPENSATION

    Deferred   compensation   consists  common  stock  and  warrants  issued  to
    consultants for future services, and is amortized over the period of the agreements ranging from one to three years.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

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

    The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of March 31, 2006:

              Year Ending December 31,
                          2006                                    88,884
                          2007                                   108,636
                          2008                                         -
                          2009                                         -
                                                          ---------------
            Total minimum payments required               $      197,520
                                                          ===============


13. RELATED PARTY TRANSACTIONS

    On January 11, 2001 Millennium entered into Royalty and Investment Agreements with Jane Swon (spouse of Jerry E. Swon, President and Chief Executive Officer of the Company) and P. Elayne Wishart (spouse of former Chief Operating Officer and Director Bruce Deichl). Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to 3.3% of the gross sales of RESURGEX(R) and RESURGEX PLUS(R) and 3.3% of the gross profit from the sale of any additional products. The $50,000 consideration is being amortized over 10 years to additional paid-in-capital..

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


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

    The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Expenses of $123,993, were incurred under the terms of this agreement for the quarters and periods ended March 31, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses. As of March 31, 2006 Millennium is due to pay Isocell $265,209 for licensing fees for calendar year 2004, 2005 and the first quarter of 2006. This amount is included in Accounts Payable and Accrued Expenses.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006:

During the first quarter of 2006 the national product launch continued. The sales force was able to gain access to oncology offices nationwide. The measurement of this success was gauged by Tasting and Learning Center placements or "TLC's". A "TLC" is a display placed in a waiting or infusion rooms in an oncology office that educates the patients about the benefits of Resurgex and allows them to taste the product in the doctor's office. To date, approximately 1,200 T.L.C.'s have been placed in cancer institutes nationwide. First quarter 2006 revenue increased by 33% over from the fourth quarter in 2005 this increase is directly attributed to the growth of oncology sales in the first quarter of 2006.

Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R) and RESURGEX SELELCT(TM) for the quarter ended March 31, 2006 were $218,495, a decrease of approximately 25% from the first quarter in 2005 which had total revenues of $291,420. This decrease is largely attributed to the ongoing transition from a regional sales force to a national sales force.

Gross profits for the quarter ended March 31, 2006 amounted to $63,023 for a 29% gross margin. This compares to $93,734 and 32%, respectively, for the first quarter in 2005. The slight decrease is primarily due to volatility in pricing related to certain raw materials.

After deduction of selling, general and administrative expenses of $2,919,793 and research and development costs of $43,226, the Company realized an operating loss of $2,869,996. Included in selling, general and administrative expenses are $1,018,398 non-cash outlays in the form of restricted stock issued for compensation and services. As required by current SEC guidelines, the Company recorded such transactions at the fair market price on the date of issuance. Selling general and administrative expenses for the period showed an increase from the corresponding figure a year ago when such expenses totaled $640,405. Increased outlays for national sales and marketing efforts were the primary reason for the increase. Additional costs for outside professional services also contributed to the increase.

The net result for the quarter ended March 31, 2006 was a loss of $3,309,222 or $0.05 per share, compared to a loss of $733,509 or $0.02 per share for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations were generally financed by new debt and equity investments through private placements with accredited investors. During the first quarter of 2006, the Company obtained new working capital primarily though the issuance of common stock to accredited private investors and the placement of short-term debt. Together the capital supplied provided the majority of the funds that were needed to finance operations and provide capital required to finance the continued nationwide product launch during the reporting period. Such transactions resulted in the receipt by the Company of $3,025,200. These funds were adequate to fund ongoing operations although they were not sufficient to build up a liquidity reserve. The Company's financial position at the end of the quarter shows a working capital showing a deficit of $3,546,757.

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

Management expects, but cannot assure, it will be able to successfully conclude the above said transaction. See "We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business" in "Risk Factors" below.



                                  RISK FACTORS

         The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.



WE HAVE OPERATED AT A LOSS AND CANNOT ASSURE THAT WE WILL BE ABLE TO ATTAIN PROFITABLE OPERATIONS.

         Although we are generating revenues, we continue to operate at a loss. During the quarter ended March 31, 2006, we generated revenues of $218,495 from sales of our three products. However, during this period we realized net losses of $3,309,222. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.



WE REQUIRE ADDITIONAL FUNDING TO MAINTAIN OUR OPERATIONS AND TO FURTHER DEVELOP OUR BUSINESS. OUR INABILITY TO OBTAIN ADDITIONAL FINANCING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.



         Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have increased this quarter as compared to last quarter we have experienced decrease as compared to the first quarter of 2005 due to the transition into the oncology market from the HIV market, our operating expenses are significantly greater than our revenues. During the first quater of 2006, the Company obtained new equity capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $1,616,200. However, because stock certificates for an aggregate 2,614,000 shares issuable for such investments as well as for conversion of promissory notes and for services rendered, had not yet been issued at March 31, 2006, the Company reclassified the related equity contributions as current liabilities at quarter-end. The Company obtained $864,000 from borrowings, net of debt repayments, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.25 per share. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the first quarter of 2006. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

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

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION.

         The packaging, labeling, advertising, promotion, distribution and sale of RESURGEX(R), RESURGEX Plus(TM) and RESURGEX SELECT(TM) and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED IF A SIGNIFICANT AMOUNT OF SHARES ARE SOLD IN THE PUBLIC MARKET.

As of May 15, 2006, approximately 31,934,940 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of April 14, 2006, we had warrants outstanding for the purchase of an aggregate of 13,893,763 shares of our common stock, and stock options for 10,368,283 shares. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 1   Legal Proceedings

         -  None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

   (a) Issuance of unregistered securities

During the quarter ended March 31, 2006, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

   (i) 135,000 shares of its common stock to three creditors pursuant to the conversion of promissory notes with a face value of $33,750.

   (ii) 300,000 shares of its common stock to three employees as part of their 2005 remuneration.

   (iii) 9,088,851 shares of its common stock to thirty-seven investors pursuant to private placement subscriptions which resulted in the receipt by the Company of $2,507,741 in cash, net of $190,410 in fees which the Company paid to two finders. A portion of the receipts in the aggregate amount of $660,851 was received during the fourth quarter in 2005.

   (iv) 225,000 shares of its common stock to two creditors in connection with the extension of the maturity of promissory notes.

   (v) 1,550,000 shares of its common stock to two consultants for services performed.

   (vi) Warrants for 500,000 shares of its common stock to two creditors in connection with the issue and the extension of the maturity of promissory notes.

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



                                     MILLENIUM BIOTECHNOLOGIES GROUP, INC.




Date:   May 22, 2006                 By:   /s/  Frank Guarino
                                         ----------------------------------
                                           Frank Guarino
                                           Chief Financial Officer
                                           Chief Accounting Officer