Form 10QSB
period 2006-06-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2006-08-21
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2006

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from         to
                                               -------   --------

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  22-1558317
  ----------------------------------------------------------------
 (State or other Jurisdiction of                    (IRS Employer
  Incorporation or Organization)                 Identification No.)

            665 Martinsville Road, Suite 219, Basking Ridge, NJ 07920
            --------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of August 15, 2006, was 67,958,635 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY




                                      INDEX


                                                                           Page
                                                                          Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2006                                                     3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2006 and 2005                 4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2006 and 2005                           5

         Notes to Consolidated Financial Statements                      6 - 16


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           17

Item 3   Controls and Procedures                                             24


PART II  -  OTHER INFORMATION                                                24


SIGNATURES                                                                   26

PART I  - ITEM 1

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)


Assets
Current Assets
  Cash                                                                     $     16,049
  Accounts receivable, net of allowance for
    doubtful accounts of $20,000                                                210,748
  Inventories .                                                                 705,084
  Prepaid expenses                                                              140,632
  Miscellaneous receivables                                                     105,131
                                                                           ------------
    Total Current Assets                                                      1,177,644
  Property and equipment, net of accumulated
    depreciation of $112,821                                                     17,508
  Patents, net of accumulated amortization of $2,831                              8,686
  Deposits                                                                       18,352
                                                                           ------------
    Total Assets                                                              1,222,190
                                                                           ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable and accrued expenses                                       2,700,613
  Short term debt                                                             2,946,267
  Current maturities of long term debt                                           50,000
                                                                           ------------
    Total Current Liabilities                                                 5,696,880
  Accrued royalties, long-term portion                                           17,500
                                                                           ------------
     Total Liabilities                                                        5,714,380

Stockholders' Equity (Deficit)
  Preferred Stock, $1 par value, 810,360 shares authorized:
  Convertible, Series B, non-voting, 65,141 shares issued
    and outstanding, at redemption value                                        130,283
  Cumulative, Series C, non-voting, 64,762 shares issued and outstanding         64,762
  Convertible, Series D, 0 shares issued and outstanding                             --
  Common Stock, $0.001 par value, 200,000,000 shares authorized,
  67,958,635 shares issued and outstanding                                       67,959
  Additional paid-in capital                                                 25,502,150
  Accumulated deficit                                                       (30,155,314)
  Deferred compensation                                                        (102,030)
                                                                           ------------
      Total Stockholders' Equity (Deficit)                                   (4,492,190)

      Total Liabilities and Equity (Deficit)                               $  1,222,190
                                                                           ============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                        June 30,
                                                 2006            2005            2006            2005
                                             ------------    ------------    ------------    ------------

Total Revenues                               $    200,898    $    159,169    $    419,393    $    450,589
  Cost of Goods Sold                              152,140          69,593         307,612         267,279
                                             ------------    ------------    ------------    ------------

Gross Profit                                       48,758          89,576         111,781         183,310


Research and development cost                      12,266           7,913          12,266           7,913

Selling, general & administrative expenses      3,080,877       1,020,931       6,013,896       1,661,336
                                             ------------    ------------    ------------    ------------
Total operating expenses                        3,093,143       1,028,844       6,026,162       1,669,249


Loss from Operations                           (3,044,385)       (939,268)     (5,914,381)     (1,485,939)


Other Income (Expense)
  Miscellaneous expense                              (463)        (50,025)         (1,518)       (174,019)
  Interest expense, net                          (966,853)        (64,644)     (1,402,673)       (127,488)
                                             ------------    ------------    ------------    ------------

Total Other Income (Expense)                     (967,316)       (114,669)     (1,404,191)       (301,507)
                                             ------------    ------------    ------------    ------------
Loss before Provision for Income taxes       $ (4,011,701)   $ (1,053,937)   $ (7,318,572)   $ (1,787,446)

  Provision for Income Taxes                           --              --           2,351              --

Net Loss                                        4,011,701)   $ (1,053,937)   $ (7,320,923)   $ (1,787,446)
                                             ============    ============    ============    ============
Net Loss per Common Share                    $      (0.06)   $      (0.02)   $      (0.11)   $      (0.04)
                                             ============    ============    ============    ============
Weighted Average Number of
  Common Shares Outstanding                    66,924,578      45,346,696      64,145,938      44,172,392
                                             ============    ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                         2006           2005
                                                     -----------    -----------
Cash Flows from Operating Activities
  Net Loss                                           $(7,320,923)   $(1,787,446)
  Adjustments to Reconcile Net Loss to
  Net Cash used by Operations
    Depreciation and amortization                         10,196         13,516
    Securities issued for various expenses             2,163,531        694,650
    Securities issued for compensation                   807,278             --
    Amortization of note discount                             --          5,746
    Amortization of deferred compensation                180,205             --
    Convertible feature of notes                         379,131             --
  Decreases (Increases) in Assets
    Accounts receivable                                  (10,213)       (61,178)
    Inventories                                          257,698         32,626
    Prepaid expenses                                     (64,248)       (24,894)
    Other assets                                          (2,143)       (16,668)

  Increases (Decreases) in Liabilities
    Accounts payable and accrued expenses                (31,818)       220,599
    Liabilities for stock to be issued                  (660,851)            --
    Notes offset against miscellaneous receivables        80,000       (176,250)
                                                     -----------    -----------
Net Cash Used by Operating Activities                 (4,212,157)    (1,099,299)

Cash Flows from Financing Activities
  Proceeds from loans and notes payable                1,894,000        650,000
  Repayment of loans and notes payable                  (747,515)       (60,000)
  Changes in long term royalties obligation               (2,500)        (2,500)
  Issuance of common stock                             3,030,116        489,294
                                                     -----------    -----------
Net Cash Provided by Financing Activities              4,174,101      1,076,794

Net Increase in Cash                                     (38,056)       (22,505)

Cash at beginning of period                               54,105         23,087
                                                     -----------    -----------
Cash at end of period                                $    16,049    $       582
                                                     -----------    -----------



The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

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

     Basis of Presentation
       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
       These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, and the quarterly report on Form 10-QSB for the period ended March 31, 2006.

       In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2006, the results of operations for the three and six months periods ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005, have been included.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Patents
       Patents are capitalized and amortized over 240 months. Amortization expense was $432 and $432, for the quarters ended June 30, 2006 and 2005, respectively.

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

     Advertising costs
       Advertising costs are charged to operations when incurred. Advertising expense was $9,082 and $0, and $31,690 and $73,012 for the quarters and six months periods, respectively, ended June 30, 2006 and 2005.

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

             MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2006

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

4. PREPAID EXPENSES

      Prepaid expenses consists of $24,432 prepaid insurance costs, $99,138 unamortized securities issued for expenses, and $17,062 prepaid rent and miscellaneous expenses.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

5. INVENTORIES

     Inventories consist of work-in-process and finished goods for the Company's RESURGEX(R) and RESURGEX PLUS(R) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at June 30, 2006 consist of the following:

         Raw Materials                                         $        23,957
         Work in Process                                                23,260
         Samples                                                       186,766
         Finished Goods                                                554,854
         Packaging                                                       3,286
                                                               ---------------
                                                                       792,123
         Less: Reserve for losses                                      (87,039)
                                                               ---------------
           Total                                               $       705,084
                                                               ===============

6. PROPERTY AND EQUIPMENT

     Property and equipment at cost, less accumulated depreciation, at June 30, 2006, consists of the following:

     Furniture                                                 $        46,127
     Equipment                                                          22,445
     Leasehold improvements                                             61,757
                                                               ---------------
         Subtotal                                                      130,329
     Less accumulated depreciation                                    (112,821)
                                                               ----------------
         Total                                                 $        17,508
                                                               ===============

     Depreciation expense charged to operations was $4,235 and $5,674 for the quarters ended June 30, 2006 and 2005, respectively.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at June 30, 2006:

       Accounts payable                                        $     1,977,201
       Accrued interest                                                160,164
         Accrued salaries, bonuses and payroll taxes                   127,555
         Accrued royalties                                             129,515
       Accrued professional fees                                        28,903
         Accrued minimum purchase obligations                          265,209
       Miscellaneous accruals                                           12,066
                                                              ----------------
                                                               $     2,700,613
                                                               ===============

8.  DEBT
     Short-term debt at June 30, 2006, is as follows:

     Cash advances by three accredited  investors,  due
     on demand, non-interest bearing.                          $         4,440

     Promissory   note   dated   December   17,   2002,
     originally  for  $50,000  issued to an  accredited
     investor,  maturing  September  28, 2003,  bearing
     interest  at the rate of 10% per  annum.  The note
     has been  changed to be due on demand and  remains
     outstanding  at March 31, 2006.  The holder of the
     note is  entitled  to convert  all or a portion of
     the  principal  and interest at any time after the
     maturity  date into shares of common  stock of the
     Company  at a price  equal  to  $.10/share  of the
     principal  if the  principal  and  interest is not
     fully  repaid  on or  before  the  maturity  date.
     Management has repaid $25,000 in December 2003 and
     is presently  negotiating to convert the remaining
     $25,000 into equity.  The Company  issued  125,000
     5-year   common   stock   purchase   warrants   in
     conjunction  with the note which were exercised at
     a rate of $0.01 per share.  The computed  discount
     (computed  with  Black-Scholes)   related  to  the
     detachable stock purchase  warrants has been fully
     amortized.                                                         25,000

     Promissory  note  dated  October  17,  2002 in the
     amount of  $125,000,  bearing  interest at 12% per
     annum,  originally maturing February 17, 2003 less
     discount.  The 12% interest  per annum  accrued to
     date on the principal amount  outstanding is to be
     paid weekly with 25% of all cash receipts received
     by the Company.  The Company  issued 70,000 3-year
     common stock purchase warrants exercisable at $.50
     per  share  in  conjunction  with the note and has
     recorded  a  discount  for the fair  market  value
     (computed  under  Black-Scholes)  for the warrant.
     The  maturity  date on the  note was  extended  to
     September 17, 2003 and  subsequently  to March 26,
     2004.  The  note  has  been  changed  to be due on
     demand and $15,342 remain  outstanding at June 30,
     2006.                                                              15,342

     Promissory  convertible  note dated  February  21,
     2003, issued to an accredited  investor originally
     due on August 21, 2003, bearing interest at 8% per
     annum  payable in stock.  The note was extended to
     December  31,  2004  and  was  made   non-interest
     bearing,  and has subsequently  been changed to be
     due  on  demand.  The  note  is  convertible  into
     restricted  common shares at the rate of $0.25 per
     share, at the option of the holder.                                10,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


DEBT (Continued)

     Promissory  note  dated  March  5,  2003,  bearing
     interest  payable in the form of 100,000 shares of
     restricted  common stock,  issued to an accredited
     investor and  originally  maturing  April 5, 2003.
     The note was  initially  extended  to  October  5,
     2003. The note was subsequently  extended to March
     26, 2004 bearing 12%  interest per annum,  and has
     subsequently  been changed to be due on demand and
     remains outstanding at June 30, 2006.                             150,000

     Convertible   Promissory  Note  to  an  accredited
     investor  dated  May 20,  2003,  maturing  May 20,
     2004,  bearing  interest  at a rate  8% per  annum
     payable in  restrictedshares  of common stock at a
     rate of $0.25 per share.  The note is  convertible
     at the option of the holder into restricted shares
     of common stock at a rate of $0.25 per share.  The
     note  has been  changed  to be due on  demand  and
     remains outstanding at June 30, 2006.                              30,000

     Convertible  promissory  note  dated  July 3, 2003
     originally due December 31, 2003, bearing interest
     at 12%  per  year  payable  in  restricted  common
     stock,  extended  through  December 31, 2004.  The
     note has  subsequently  been  changed to be due on
     demand and remains  outstanding  at June 30, 2006.
     The  note  is  convertible  at the  option  of the
     holder into restricted common stock at the rate of
     $0.20 per share.                                                   50,000

     Two demand  loans  extended  by two  investors  in
     March 2004 and January 2005, bearing no interest.                  25,000

     Promissory  note issued to an accredited  investor
     on October 26, 2004,  originally maturing December
     31, 2004 which was subsequently  changed to be due
     on demand.  The note carries  interest at the rate
     of 15% per year and is  secured by a pledge of the
     proceeds to the  Company  from the sale of current
     and future tax-loss  carry-forwards  under the New
     Jersey  Emerging   Technology  and   Biotechnology
     Financial  Assistance  Act. A portion of  $105,000
     was converted  onto stock at the rate of $0.25 per
     share.                                                             45,000

     Promissory  note issued to an accredited  investor
     on December  13, 2004 and  maturing  December  13,
     2005. The note was subsequently  changed to be due
     on demand and  carries  interest at the rate of 8%
     per year and is  convertible  at the option of the
     holder into common shares at the rate of $0.25 per
     share.                                                             25,000

     Promissory  note issued to an accredited  investor
     on February 18, 2005 and  maturing  June 18, 2005,
     presently carrying penalty interest at the rate of
     $6,000 per month.  The note  remains  open at June
     30, 2006 and is now due on demand.                                100,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

DEBT (Continued)

     Promissory  note issued to an accredited  investor
     on March  17,  2005 and  maturing  June 15,  2005,
     carrying  interest at the rate of 10% per year. In
     the event of default by debtor,  the interest rate
     increases  to 20% per year.  $112,515  were repaid
     during the second  quarter  2006 with  maturity of
     the remainder  extended to December 15, 2006.  The
     note was subject to a $20,000  origination fee and
     assumption of $3,000 related legal expenses.                      107,485

     Promissory   note  for   $100,000   issued  to  an
     accredited  investor on July 19, 2005 and maturing
     December 31, 2005,  carrying  interest at the rate
     of 10% per year.  $20,000  were repaid in December
     2005 and $5,000 in May 2006,  with the maturity of
     the remainder  extended to December 31, 2006.  The
     note is  convertible  into  common  shares  of the
     Company at the option of the holder,  at $0.25 per
     share.                                                             75,000

     Promissory   note  for   $200,000   issued  to  an
     accredited  investor on July 12, 2005 and maturing
     December 31, 2005,  carrying  interest at the rate
     of 10% per  year.  The  note is  presently  due on
     demand. The note is convertible into common shares
     of the  Company  at the option of the  holder,  at
     $0.25 per share.                                                  200,000

     Two  promissory  notes for $100,000 each issued to
     an accredited  investor on August 15 and September
     1, 2005 and maturing  December 31, 2005,  carrying
     interest  at the rate of 10% per  year.  The notes
     are  presently due on demand.  In connection  with
     this change 50,000 5-year warrants, exercisable at
     $0.25/share have been issued to the investor.  The
     notes are  convertible  into common  shares of the
     Company at the option of the holder,  at $0.25 per
     share.                                                            200,000

     Two  promissory  notes for $100,000 each issued to
     an accredited investor on August 17 and August 31,
     2005 and  maturing  December  31,  2005,  carrying
     interest  at the rate of 10% per  year.  The notes
     have  been  changed  to  be  due  on  demand.   In
     connection   with  this  change   150,000   5-year
     warrants,  exercisable  at  $0.38/share  have been
     issued to the investor.  The notes are convertible
     into common shares of the Company at the option of
     the holder, at $0.25 per share.                                   200,000

     Two  promissory  notes  issued  to  an  accredited
     investor in February and March 2006,  due on March
     31, 2006.  The notes carry interest at the rate of
     10% per year. One note for $100,000 is convertible
     at the option of the holder into  common  stock at
     the rate of $0.25 per  share.  The other  note had
     been  accompanied  by issuance  of stock  purchase
     warrants for 400,000 shares,  exercisable at $0.25
     per share.                                                        300,000

     Promissory  note issued to an accredited  investor
     in January 2006,  maturing  December 31, 2006. The
     note  carries  interest  at the  rate  of 10%  and
     convertible  at  the  option  of the  holder  into
     common stock at the rate of $0.25 per share.                      220,000

     Promissory  note issued to an accredited  investor
     in March 2006,  originally  maturing May 30, 2006,
     and  which  since  has been  changed  to be due on
     demand.  The note carries  interest  computed at a
     lump sum of $8,916.  The note had been accompanied
     by issuance of stock purchase warrants for 100,000
     shares, exercisable at $0.25 per share.                           214,000

     15  promissory   notes  issued  to  15  accredited
     investors in May 2006,  originally  maturing  June
     16,  2006 and since  extended to be due on demand.
     The notes  carry  interest  at the rate of 10% per
     year  and are  convertible  at the  option  of the
     holder into common  stock at the rate of $0.25 per
     share.  Eleven of these notes were  accompanied by
     warrants for the  purchase of between  100,000 and
     200,000  shares  each,  exercisable  at $0.25  per
     share.                                                            450,000

     Two  promissory  notes  issued  to  an  accredited
     investor in June 2006,  originally maturing August
     1, 2006,  and which since have been  changed to be
     due on demand. The notes carries interest computed
     at the rate of 10% per  year and were  accompanied
     by warrants for the purchase of a total  2,000,000
     shares, exercisab;e at $0.25 per share.                           500,000
                                                               ---------------
     Total Short Term Debt                                     $     2,946,267
                                                               ===============


9. LONG TERM DEBT

     Long-term debt at June 30, 2006 is as follows:

     Two convertible  promissory notes to an accredited        $
     investor dated August 8, 2003,  maturing August 8,
     2005,  bearing  no  interest.  The notes have been
     changed  to be due on demand  and  remain  open at
     June 30,  2006.  The  notes are  convertible  into
     restricted shares of common stock at the option of
     the holder at a rate of $0.25 per share.                           50,000

     Less Current Maturities                                           (50,000)
                                                               ---------------
     Total Long Term Debt                                      $             0
                                                               ===============

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

10. INCOME TAX


     The income tax provision (benefit) is comprised of the following:

                                                Year Ended December 31,
                                            --------------------------------
                                                  2005             2004
                                            -------------    --------------
     State current provision (benefit)      $                $     (210,628)
     State deferred provision (benefit)               --                 --
                                            -------------    --------------
                                            $                $     (210,628)
                                            =============    ==============

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

     The Company's total deferred tax asset and valuation allowance are as follows:
                                                 Year Ended December 31,
                                            ----------------------------------
                                                 2005             2004
                                            -------------    ---------------
     Total deferred tax asset, non-current  $                $     6,110,000
     Less valuation allowance                                     (6,110,000)
                                            -------------    ---------------
     Net deferred tax asset, non-current    $          --    $            --
                                            =============    ===============

     The difference between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% are as follows:

                                                Year Ended December 31,
                                            ------------------------------
                                                2005             2004
                                            -------------    -------------
     Tax benefit                               40%              40%
     Valuation allowance                       40%              40%
                                            -------------    -------------
     Effective tax rate                        --                --
                                            =============    =============

11. DEFERRED COMPENSATION

     Deferred   compensation  consists  common  stock  and  warrants  issued  to consultants for future services, and is amortized over the period of the agreements ranging from one to three years.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

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

     The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of June 30, 2006:

            Year Ending December 31,
                      2006                                   59,258
                      2007                                  108,636
                      2008                                       --
                      2009                                       --
                                                    ---------------
        Total minimum payments required             $       167,894
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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


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

      The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Expenses of $123,993, were incurred under the terms of this agreement for the quarters and the nine months periods ended September 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses. As of June 30, 2006 Millennium is due to pay Isocell $265,209 for licensing fees for 2005 and 2006 year to date. This amount is included in Accounts Payable and Accrued Expenses.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006:

Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R) and RESURGEX SELELCT(TM) for the quarter ended June 30, 2006 were $200,898 an increase of approximately 26% from the second quarter in 2005 which had total revenues of $159,169. This increase is largely attributed to Oncology Sales.

Gross profits for the quarter ended June 30, 2006 amounted to $48,758 for a 24% gross margin. This compares to $89,576 and 56%, respectively, for the second quarter in 2005. The slight decrease is primarily due to volatility in pricing related to certain raw materials.

After deduction of selling, general and administrative expenses of $3,080,877 and research and development costs of $12,266, the Company realized an operating loss of $3,093,143. Included in selling, general and administrative expenses are $2,402,689 non-cash outlays in the form of restricted stock issued for compensation and services. As required by current SEC guidelines, the Company recorded such transactions at the fair market price on the date of issuance. Selling general and administrative expenses for the period showed an increase from the corresponding figure a year ago when such expenses totaled $1,020,931. Increased outlays for national sales and marketing efforts were the primary reason for the increase. Additional costs for outside professional services also contributed to the increase.

The net result for the quarter ended June 30, 2006 was a loss of $4,011,701 or $0.06 per share, compared to a loss of $1,053,937 or $0.02 per share for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations were generally financed by new debt and equity investments through private placements with accredited investors. During the second quarter of 2006, the Company obtained new working capital primarily though the issuance of common stock to accredited private investors and the placement of short-term debt. Together the capital supplied provided the majority of the funds that were needed to finance operations and provide capital required to finance the product launch into Oncology during the reporting period. Such transactions resulted in the receipt by the Company of $1,148,901. These funds were adequate to fund ongoing operations although they were not sufficient to build up a liquidity reserve. The Company's financial position at the end of the quarter shows a working capital deficit of $4,519,236.

On April 5, 2006, as noted in the Company's Current Report on Form 8-K filed with the SEC on April 6, 2006, the Company entered into a letter of intent with an investment fund which, if consummated, would result in the sale by Millennium's wholly owned subsidiary of all of the assets used in Millennium's nutraceutical business to a newly formed company in exchange for equity in the new company. The newly formed company would be initially capitalized by the issuance of $15 million in convertible preferred stock. The letter of intent, which has been filed as an exhibit to the Current Report on Form 8-K, is nonbinding and is subject to various conditions, and approval by Millennium's stockholders.

On August 16, 2006, as noted in the Company's Current Report of Form 8-K filed with the SEC on August 17, 2006, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") with 6 accredited investors for the sale of 13,000 Units for an aggregate purchase price of $2.6 million. Each Unit consists of (a) one share of the Company's new Series E Senior Convertible Preferred Stock, (b) warrants to acquire 800 shares of Common Stock at an exercise price of $.25 per share and (d) additional investment rights to acquire, at a purchase price of $200, one share of Series E Preferred Stock and warrants to acquire 800 shares of Common Stock. In addition, the lead investor, Iroquois Master Fund, Ltd. (the "Lead Investor") agreed to purchase 100 shares of the Company's new Series F Senior Convertible Preferred Stock for an aggregate purchase price of $100. Each share of the Series E Preferred Stock is initially convertible into 800 shares of Common Stock, and each share of the Series F Preferred Stock is initially convertible into one share of Common Stock. As the holder of the Series F Preferred Stock, the Lead Investor will have the right to elect 3 of the 5 members of the Company's board of directors. The closing of the transactions contemplated in the Purchase Agreement is to occur simultaneous with the consummation of anticipated sale by Millennium of all of the assets used in its nutraceutical business. In addition to customary closing conditions, the purchasers' obligation to consummate the transactions contemplated by the Purchase Agreement is contingent upon the Company effectuating the conversion of at least $2,926,000 of its debt into the Units, the election of three members of the directors to be selected by the Lead Investor, the closing of the sale of the Company's nutraceutical business and the Company issuing 2,000 additional Units upon the same terms as set forth in the Purchase Agreement. For a more detailed description of the Purchase Agreement, see the Company's Current Report of Form 8-K filed with the SEC on August 17, 2006 and the exhibits filed therewith.

Management expects, but cannot assure, it will be able to successfully conclude the above transactions. See "We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business" in "Risk Factors" below.


                                  RISK FACTORS

         The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report.

WE HAVE OPERATED AT A LOSS AND CANNOT ASSURE THAT WE WILL BE ABLE TO ATTAIN PROFITABLE OPERATIONS.

         Although we are generating revenues, we continue to operate at a loss. During the quarter ended June 30, 2006, we generated revenues of $200,898 from sales of our products. However, during this period we realized net losses of $4,011,701. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

WE REQUIRE ADDITIONAL FUNDING TO MAINTAIN OUR OPERATIONS AND TO FURTHER DEVELOP OUR BUSINESS. OUR INABILITY TO OBTAIN ADDITIONAL FINANCING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. In the past, we have funded our operating needs by the issuance of equity and debt securities. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. However, there can be no assurance that any such financing would be possible or obtainable upon terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. In addition, pursuant to the Securities Purchase Agreement entered into by the Company on August 16, 2006, the Company is prohibited from offering or selling any equity securities or other rights convertible or exchangeable into equity securities or from incuring indebtedness, subject to certain exceptions. If financings are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or suspend operations.

OUR YEAR END AUDITED FINANCIAL STATEMENTS CONTAIN A "GOING CONCERN" EXPLANATORY PARAGRAPH. OUR INABILITY TO CONTINUE AS A GOING CONCERN WOULD REQUIRE A RESTATEMENT OF ASSETS AND LIABILITIES ON A LIQUIDATION BASIS, WHICH WOULD DIFFER MATERIALLY AND ADVERSELY FROM THE GOING CONCERN BASIS ON WHICH OUR FINANCIAL STATEMENTS INCLUDED IN THIS REPORT HAVE BEEN PREPARED.

Our consolidated financial statements for the year ended December 31, 2005 and the periods ended June 30, 2006 for which the periods ended June 30, 2006 are included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements for the year ended December 31, 2005 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2005 and June 30, 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO RENEW OUR LICENSE AGREEMENT WITH ISOCELL SA.

         On July 25, 2001, Millennium entered into an exclusive limited patent sublicense and distribution agreement with Isocell SA, a French company, which owns the rights to certain specialty ingredients. Pursuant to the License Agreement, Millennium is granted an exclusive sublicense to promote and distribute this product for use as a dietary supplement or functional food in certain defined medical market channels of distribution in North America involving direct sales of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements. The License Agreement pursuant to its terms expire on August 30,2006. Although we are currently negotiating the renewal of the License Agreement, there can be no assurance that we will be able to successfully renew the License Agreement upon terms acceptable to us.

BECAUSE OUR BOARD CAN ISSUE COMMON STOCK WITHOUT STOCKHOLDER APPROVAL, YOU COULD EXPERIENCE SUBSTANTIAL DILUTION.

         Our Board of Directors has the authority to issue up to 200,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of June 30, 2006, approximately 97,000,000 shares are issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

IF WE CONSUMMATE THE PRIVATE PLACEMENT OF OUR SERIES E SENIOR CONVERTIBLE PREFERRED STOCK AND RELATED WARRANTS AND ADDITIONAL INVESTMENT RIGHTS, YOU WILL EXPERIENCE SUBSTANTIAL DILUTION.

         Pursuant to the terms of the Securities Purchase Agreement, dated August 16, 2006, the Company has agreed to issue (a) 13,000 shares of Series E Senior Convertible Preferred Stock, which shares of preferred stock are convertible into 10,400,000 shares of Common Stock at a conversion price of $.25 per share, (b) warrants to purchase 10,400,000 shares of Common Stock at an exercise price of $.25 per share, and (c) additional investment rights to purchase 13,000 additional shares of Series E Preferred Stock and warrants to purchase additional 10,400,000 shares of Common Stock. In addition, the Purchase Agreement contemplates the Company (a) converting $2,926,000 of its debt into 14,630 shares of Series E Preferred Stock and related warrants and additional investment rights and (b) issuing 2,000 additional shares of Series E Preferred Stock and related warrants and additional investment rights upon the same terms as set forth in the Purchase Agreement. As a result, assuming that the transactions contemplated in the Purchase Agreement are consummated and the holders thereof convert and/or exercise all their shares of Series E Preferred Stock, warrants and additional investment rights that are issued or issuable, the Company will be required to issue 94,816,000 shares of Common Stock.

IF WE CONSUMMATE THE PRIVATE PLACEMENT OF THE SERIES F SENIOR CONVERTIBLE PREFERRED STOCK, A CHANGE IN CONTROL OF THE COMPANY WILL OCCUR.

         Pursuant to the terms of the Securities Purchase Agreement, dated August 16, 2006, and the terms of the contemplated Certificate of Designations of the Series F Senior Convertible Preferred Stock, the holder of the Series F Preferred Stock will be entitled to nominate and elect 3 of the 5 members of the board of directors of the Company and thereby resulting in a change in control of the Company.

IF WE CONSUMMATE THE AISLING TRANSACTION WE WILL NEED TO ACQUIRE A NEW BUSINESS. SINCE WE HAVE NOT YET IDENTIFIED A POTENTIAL NEW BUSINESS, WE CANNOT CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE BUSINESS WHICH WE MAY ULTIMATELY ACQUIRE.

         If we consummate the Aisling transaction we will need to acquire a new business. As of the date hereof, we have no specific business under consideration. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

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

WE DO NOT INTEND TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in its business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, our general financial condition and future prospects, general business conditions and such other factors as the Board of Directors may deem relevant. In addition, no cash dividends may be declared or paid on our Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Pursuant to the terms of the contemplated Series E Senior Convertible Preferred Stock, no dividends may be paid on our Common Stock so long as the Series E Preferred Stock is outstanding. Accordingly, it is unlikely that we will declare any cash dividends in the foreseeable future.

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

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED IF A SIGNIFICANT AMOUNT OF SHARES ARE SOLD IN THE PUBLIC MARKET.

As of August 15, 2006, approximately 35,633,580 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of August 15, 2006, we had warrants outstanding for the purchase of an aggregate of 20,628,136 shares of our common stock, and stock options for 10,368,283 shares. If we consummate the transactions contemplated in the Securities Purchase Agreement, dated August 16, 2006, we will issue shares of Series E Senior Convertible Preferred Stock, warrants and additional investment rights which are exercisable and/or convertible into approximately 94,816,000 share of Common Stock. To the extent the exercise price of the warrants and conversion of the Series E Preferred Stock is less than the market price of the common stock, the holders of the warrants and the Series E Preferred Stock are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

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

Item 1   Legal Proceedings

         -  None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

      (a)   Issuance of unregistered securities

During the quarter ended June 30, 2006, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

      (i) 420,000 shares of its common stock to one creditor pursuant to the conversion of promissory notes with a face value of $105,000.

      (ii) 200,000 shares of its common stock to two outside directors for their 2006 remuneration.

      (iii) 2,040,000 shares of its common stock to seven investors pursuant to private placement subscriptions which resulted in the receipt by the Company of $510,000 in cash, and 446,500 shares of its common stock to seven investors pursuant to their exercise of warrants for the same number of shares which resulted in the receipt by the Company of $111,625 in cash. The Company paid to two finders a total of $99,250 for services which also included the placement of an aggregate $950,000 in debt.

      (iv) 192,170 shares of its common stock to two creditors in lieu of interest.

      (v) 400,000 shares of its common stock to three consultants for services performed.

      (vi) Warrants for 4,020,000 shares of its common stock to fifteen creditors in connection with the issue and the extension of the maturity of promissory notes.

      (vii) Warrants for 2,589,373 shares to a consultant and investor pursuant to an anti-dilution clause contained in his consulting agreement.

      (viii) Warrants for 125,000 shares to a consultant for services performed.

      (b)   Not Applicable

      (c)   Not Applicable


Item 3   Defaults Upon Senior Securities

         -  None

Item 4   Submission of Matters to a Vote of Securities' Holders
         ------------------------------------------------------

         -  None

Item 5   Other Information

         Pursuant to the terms of the contemplated private placement of the Series F Senior Convertible Preferred Stock, if we consummate the transactions contemplated in the Securities Purchase Agreement, dated August 16, 2006, the holders of the Series F Preferred Stock will be entitled to nominate and elect 3 of the 5 members of our board of directors and the holders of the Common Stock, together with the holders of the Series E Senior Convertible Preferred Stock, will be entitled to nominate and elect 2 of the 5 members of our board of directors.

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



                                        MILLENNIUM BIOTECHNOLOGIES GROUP, INC.




Date:   August 21, 2006                 By: /s/ Frank Guarino
                                            ------------------
                                            Frank Guarino
                                            Chief Financial Officer
                                            Chief Accounting Officer