Form 10QSB
period 2006-09-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2006-11-20
CIK 72170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2006

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                          Commission file number 0-3338

                     MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                22-1558317
              ------------                         --------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                   Yes| | No |x|

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of October 31, 2006, was 68,618,293 shares.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                         Page
                                                                                       Number

PART 1-FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

        Consolidated Balance Sheet
        - September 30, 2006 ............................................................    3

        Consolidated Statements of Operations
        - Three and nine months ended September 30, 2006 and 2005 .......................    4

        Consolidated Statements of Cash Flows
        - Nine months ended September 30, 2006 and 2005 .................................    5

        Notes to Consolidated Financial Statements ...................................... 6-15

Item 2 Management's Discussion and Analysis of Financial Conditionand
        Results of Operations ...........................................................   16

Item 3 Controls and Procedures ..........................................................   22

PART II-OTHER INFORMATION ...............................................................22-23

SIGNATURES ..............................................................................   24

PART I  - Item 1

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)


Assets
Current Assets
   Cash ...........................................................................  $        45,193
   Accounts receivable, net of allowance for
      doubtful accounts of $20,000 ................................................          186,690
   Inventories . ..................................................................          553,025
   Prepaid expenses ...............................................................           83,462
   Miscellaneous receivables ......................................................          105,131
                                                                                     ---------------
      Total Current Assets ........................................................          973,501
   Property and equipment, net of accumulated
      depreciation of $116,656 ....................................................           13,672
   Patents, net of accumulated amortization of $2,975 .............................            8,542
   Deposits .......................................................................           18,352
                                                                                     ---------------
      Total Assets ................................................................        1,014,067
                                                                                     ===============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
   Accounts payable and accrued expenses ..........................................        3,249,212
   Short term debt ................................................................        4,106,267
   Current maturities of long term debt ...........................................           50,000
                                                                                     ---------------
      Total Current Liabilities ...................................................        7,405,479
   Accrued royalties, long-term portion ...........................................           16,250
                                                                                     ---------------
      Total Liabilities ...........................................................        7,421,729

Stockholders' Equity (Deficit)
   Preferred Stock, $1 par value, 810,360 shares authorized:
   Convertible, Series B, non-voting, 65,141 shares issued and
      outstanding, at redemption value ............................................          130,283
   Cumulative, Series C, non-voting, 64,762 shares issued and outstanding .........           64,762
   Convertible, Series D, 0 shares issued and outstanding .........................               --
   Common Stock, $0.001 par value, 200,000,000 shares authorized,
   68,618,293 shares issued and outstanding .......................................           68,618
   Additional paid-in capital .....................................................       26,646,819
   Accumulated deficit ............................................................      (33,292,050)
   Deferred compensation ..........................................................          (26,094)
      Total Stockholders' Equity (Deficit) ........................................       (6,407,662)

      Total Liabilities and Stockholders Equity (Deficit) .........................  $     1,014,067
                                                                                     ===============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                   ----------------------------------    ---------------------------------
                                                         2006              2005               2006               2005
                                                   ---------------    ---------------    ---------------    ---------------
Total Revenues ................................    $       239,239    $       184,279    $       658,632    $       634,868
    Cost of Goods Sold ........................            169,780            113,575            477,392            380,854
                                                   ---------------    ---------------    ---------------    ---------------
Gross Profit ..................................             69,459             70,704            181,240            254,014

Research and development cost .................             26,425             30,326             51,917             38,239
Selling, general & administrative expenses ....          2,080,905          1,077,874          8,081,575          2,739,210
                                                   ---------------    ---------------    ---------------    ---------------
Total operating expenses ......................          2,107,330          1,108,200          8,133,492          2,777,449

Loss from Operations ..........................        (2,037,871)        (1,037,496)        (7,952,252)        (2,523,435)

Other Income (Expense)
    Miscellaneous expense .....................               (877)            (7,050)            (2,395)          (181,069)
    Interest expense, net .....................         (1,097,988)          (342,523)        (2,500,661)          (470,011)
                                                   ---------------    ---------------    ---------------    ---------------
Total Other Income (Expense) ..................         (1,098,865)          (349,573)        (2,503,056)          (651,080)
                                                   ---------------    ---------------    ---------------    ---------------
Loss before Provision for Income taxes ........    $    (3,136,736    $    (1,387,069)   $   (10,455,308)   $    (3,174,515)

    Provision for Income Taxes ................                 --                 --              2,351                 --

Net Loss ......................................    $    (3,136,736)   $    (1,387,069)   $   (10,457,659)   $    (3,174,515)
                                                   ===============    ===============    ===============    ===============
Net Loss per Common Share .....................    $         (0.05)   $         (0.03)   $         (0.16)   $         (0.07)
                                                   ===============    ===============    ===============    ===============
Weighted Average Number of
    Common Shares Outstanding .................         68,105,677         49,786,803         65,465,851         46,043,862
                                                   ===============    ===============    ===============    ===============


The accompanying notes are an integral part of the consolidated financial statements.

              MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months Ended September 30,
                                                       ----------------------------------
                                                              2006               2005
                                                       ---------------    ---------------
Cash Flows from Operating Activities
   Net (Loss) ........................................ $   (10,457,659)   $    (3,174,515)
   Adjustments to Reconcile Net (Loss) to
   Net Cash (used by) Operations
      Depreciation and amortization ..................          14,176             19,740
      Securities issued for various expenses .........       3,015,890            878,400
      Securities issued for compensation .............       1,011,572            113,436
      Amortization of note discount ..................              --              7,039
      Amortization of deferred compensation ..........         256,141                 --
      Convertible feature of notes ...................         521,557                 --
   Decreases (Increases) in Assets
      Accounts receivable ............................          13,844           (122,282)
      Inventories ....................................         409,756           (271,472)
      Prepaid expenses ...............................          (7,077)          (369,121)
      Other assets ...................................          (2,143)           (26,668)
   Increases (Decreases) in Liabilities
      Accounts payable and accrued expenses ..........         516,781            574,829
      Notes offset against miscellaneous receivables .          80,000           (176,250)
                                                       ---------------    ---------------
Net Cash (Used by) Operating Activities ..............      (4,627,162)        (2,546,864)

Cash Flows from Financing Activities
   Proceeds from loans and notes payable .............       3,206,000          1,650,000
   Repayment of loans and notes payable ..............        (899,515)          (274,000)
   Liabilities for stock to be issued ................        (660,851)                --
   Changes in long term royalties obligation .........          (2,500)            (3,750)
   Issuance of common stock ..........................       2,975,116          1,313,575
                                                       ---------------    ---------------
Net Cash Provided by Financing Activities ............       4,618,250          2,685,825

Net (Decrease) Increase in Cash ......................          (8,912)           138,961
Cash at beginning of period ..........................          54,105             23,087
                                                       ---------------    ---------------
Cash at end of period ................................ $        45,193    $       162,048
                                                       ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

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

   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, and the quarterly reports on Form 10-QSB for the periods ended March 31, 2006 and June 30, 2006.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2006, the results of operations for the three and nine months periods ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005, have been included.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

   Patents

      Patents are capitalized and amortized over 240 months. Amortization expense was $432 and $432, for the quarters ended September 30, 2006 and 2005, respectively.

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

   Advertising costs

      Advertising costs are charged to operations when incurred. Advertising expense was $5,769 and $27,008 and $37,459 and $31,016 for the quarters and nine months periods, respectively, ended September 30, 2006 and 2005.

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

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

2. GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management's plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

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

4. PREPAID EXPENSES

      Prepaid expenses consists $66,400 advance salaries and $17,062 prepaid rent and miscellaneous expenses.

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

5. INVENTORIES

      Inventories consist of work-in-process and finished goods for the Company's RESURGEX(R) and RESURGEX PLUS(R) product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at September 30, 2006 consist of the following:


        Raw Materials                               $        23,957
        Work in Process                                      23,260
        Samples                                             170,377
            Finished Goods                                  419,184
        Packaging                                             3,286
                                                    ---------------
                                                            640,064
        Less: Reserve for losses                            (87,039)
                                                    ---------------
          Total                                     $       553,025
                                                    ===============


6. PROPERTY AND EQUIPMENT

      Property  and  equipment  at  cost,  less  accumulated  depreciation,   at
      September 30, 2006, consists of the following:

        Furniture                                   $        46,127
        Equipment                                            22,445
        Leasehold improvements                               61,756
                                                    ---------------
            Subtotal                                        130,328
        Less accumulated depreciation                      (116,656)
                                                    ---------------
            Total                                   $        13,672
                                                    ===============

      Depreciation expense charged to operations was $4,267 and $14,176, and $7,716 and $7,716 for the quarters and nine months periods ended September 30, 2006 and 2005, respectively

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts  payable and  accrued  expenses
      consisted  of the  following  at
      September 30, 2006:
         Accounts payable                              $     2,416,772
         Accrued interest                                      232,158
         Accrued salaries, bonuses and payroll taxes           111,794
         Accrued royalties                                     139,323
         Accrued professional fees                              36,000
         Accrued minimum purchase obligations                  265,209
         Miscellaneous accruals                                 47,956
                                                       ---------------
                                                       $     3,249,212
                                                       ===============

8.  DEBT
     Short-term debt at September 30, 2006, is as follows:

      Cash advances by three accredited investors,  due on demand,  non-interest
      bearing.                                                                           $ 4,440

      Promissory note dated December 17, 2002,  originally for $50,000 issued to an accredited  investor,  maturing September 28, 2003, bearing interest at the rate of 10% per annum.  The note has been  changed to be due on demand and remains  outstanding  at September 31, 2006. The holder of the note is entitled to convert all or a portion of the  principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date.  Management has repaid
      $25,000 in  December  2003 and is  presently  negotiating  to convert  the remaining  $25,000 into equity.  The Company  issued 125,000 5-year common stock purchase  warrants in conjunction with the note which were exercised at a rate of  $0.01  per  share.  The  computed  discount  (computed  with
      Black-Scholes)  related to the detachable stock purchase warrants has been
      fully amortized.                                                                    25,000

      Promissory note dated October 17, 2002 in the amount of $125,000,  bearing interest  at 12% per annum,  originally  maturing  February  17, 2003 less discount.  The 12%  interest  per annum  accrued to date on the  principal amount  outstanding  is to be paid  weekly  with 25% of all cash  receipts received by the Company.  The Company  issued  70,000  3-year common stock purchase  warrants  exercisable at $.50 per share in conjunction  with the note and has recorded a discount for the fair market value (computed under
      Black-Scholes) for the warrant. The maturity date on the note was extended to September  17, 2003 and  subsequently  to March 26, 2004.  The note has been  changed  to be due on demand  and  $15,342  remains  outstanding  at
      September 30, 2006.                                                                 15,342

      Promissory  convertible  note  dated  February  21,  2003,  issued  to  an accredited investor originally due on August 21, 2003, bearing interest at
      8% per annum payable in stock.  The note was extended to December 31, 2004 and was made non-interest bearing, and has subsequently been changed to be due on demand.  The note is convertible  into restricted  common shares at
      the rate of $0.25 per share, at the option of the holder.                           10,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

DEBT (Continued)

      Originally  formulated as a $150,000  promissory note dated March 5, 2003, bearing  interest  payable  in the form of  100,000  shares of  restricted common stock,  issued to an accredited  investor and  originally  maturing
      April 5, 2003.  The note was  initially  extended to October 5, 2003.  The note was subsequently  extended to March 26, 2004 bearing 12% interest per annum, and has  subsequently  been changed to be due on demand and remains outstanding at September 30, 2006. The balance of $150,000 has been folded into a grid note which,  at September  30, 2006,  has a total  outstanding
      balance of $411,000                                                                411,000

      Convertible  Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004,  bearing interest at a rate 8% per annum payable in restrictedshares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into  restricted  shares of common stock at a rate of $0.25 per share. The note has been changed to be due on
      demand and remains outstanding at September 30, 2006.                               30,000

      Convertible promissory note dated July 3, 2003 originally due December 31,
      2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains  outstanding  at September  30, 2006.  The note is  convertible  at the option of the holder into  restricted  common
      stock at the rate of $0.20 per share.                                               50,000

      Two demand loans extended by two investors in March 2004 and January 2005,
      bearing no interest.                                                                25,000

      Promissory  note issued to an  accredited  investor  on October 26,  2004, originally maturing December 31, 2004 which was subsequently changed to be due on demand.  The note carries  interest at the rate of 15% per year and is secured by a pledge of the  proceeds  to the  Company  from the sale of current and future tax-loss  carry-forwards  under the New Jersey Emerging
      Technology  and  Biotechnology  Financial  Assistance  Act.  A portion  of
      $125,000 was converted onto stock at the rate of $0.25 per share.                   25,000

      Promissory note issued to an accredited  investor on December 13, 2004 and maturing December 13, 2005. The note was subsequently changed to be due on demand and carries  interest at the rate of 8% per year and is convertible at the option of the holder  into  common  shares at the rate of $0.25 per
      share.                                                                              25,000

      Promissory note issued to an accredited  investor on February 18, 2005 and maturing June 18, 2005, presently carrying penalty interest at the rate of
      $6,000 per month.  The note remains open at September  30, 2006 and is now
      due on demand.                                                                     100,000

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

DEBT (Continued)

      Promissory  note  issued to an  accredited  investor on March 17, 2005 and maturing June 15, 2005,  carrying interest at the rate of 10% per year. In the event of default by debtor,  the  interest  rate  increases to 20% per year.  $112,515  were repaid during the second  quarter 2006,  and $20,000 during the third quarter 2006, with maturity of the remainder  extended to
      December 15, 2006. The note was subject to a $20,000  origination  fee and
      assumption of $3,000 related legal expenses.                                        87,485

      Promissory note for $100,000 issued to an accredited  investor on July 19,
      2005 and maturing December 31, 2005,  carrying interest at the rate of 10%
      per year.  $20,000  were repaid in December  2005,  $5,000 in May 2006 and
      $10,000 during the third quarter 2006,  with the maturity of the remainder extended to December 31, 2006. The note is convertible  into common shares
      of the Company at the option of the holder, at $0.25 per share.                     65,000

      Promissory note for $200,000 issued to an accredited  investor on July 12,
      2005 and maturing December 31, 2005,  carrying interest at the rate of 10%
      per year.  The note is presently  due on demand.  The note is  convertible into common  shares of the  Company at the option of the holder,  at $0.25
      per share.                                                                         200,000

      Two promissory notes for $100,000 each issued to an accredited investor on
      August 15 and September 1, 2005 and maturing  December 31, 2005,  carrying interest  at the rate of 10% per  year.  The notes  are  presently  due on demand. In connection with this change 50,000 5-year warrants, exercisable at $0.25/share have been issued to the investor. The notes are convertible into common  shares of the  Company at the option of the holder,  at $0.25
      per share.                                                                         200,000

      Two promissory notes for $100,000 each issued to an accredited investor on
      August 17 and August 31, 2005 and maturing  December  31,  2005,  carrying interest  at the rate of 10% per year.  The notes have been  changed to be due on demand.  In connection  with this change 150,000  5-year  warrants, exercisable at $0.38/share have been issued to the investor. The notes are convertible into common shares of the Company at the option of the holder,
      at $0.25 per share.                                                                200,000

      Two  promissory  notes  issued to an  accredited  investor in February and
      March 2006, due on March 31, 2006, since changed to be due on demand.  The notes carry interest at the rate of 10% per year. One note for $100,000 is convertible  at the option of the holder into common  stock at the rate of
      $0.25 per share.  The other note had been accompanied by issuance of stock
      purchase  warrants  for 400,000  shares,  exercisable  at $0.25 per share.         300,000

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

      Two  promissory  notes  issued to an  accredited  investor  in June  2006, originally  maturing  August 1, 2006, and which since have been changed to be due on demand.  The notes carries interest  computed at the rate of 10%
      per year and were  accompanied  by  warrants  for the  purchase of a total
      2,000,000    shares,    exercisable   at   $0.25   per   share.                    500,000
                                                                                     -----------

      Promissory  notes  issued  to eight  accredited  investors  in July  2006, originally  maturing between  September 15, 2006, and October 1, 2006, and which  since  have been  changed  to be due on  demand.  The  notes  carry interest  computed at the rate of 10% per year,  with the rate on $406,000 of such notes  changed to 14% at the  original  maturity  dates which same notes  also were  accompanied  by  warrants  for the  purchase  of a total
      1,624,000 shares, exercisable at $0.25 per share. $156,000 of the notes is
      convertible  into  common  shares at the rate of $0.25 per share.                  491,000
                                                                                     -----------

      Promissory  notes  issued to three  accredited  investors  in August 2006, originally maturing between September 15, 2006, and November 15, 2006, and which  since  have been  changed  to be due on  demand.  The  notes  carry interest computed at the rate of 10% per year, which changed to 14% at the original  maturity dates.  The notes were  accompanied by warrants for the purchase of a total 500,000 shares, exercisable at $0.25 per share and are
      convertible  into  common  shares at the rate of $0.25 per share.                  125,000
                                                                                     -----------

      Promissory  notes issued to ten  accredited  investors in September  2006, maturing  between November 2006 and January 2007. The notes carry interest computed  at the rate of 10% per year which will change to 14% at maturity if not repaid at that time. The notes were accompanied by warrants for the purchase of a total 1,532,000  shares,  exercisable at $0.25 per share and
      are convertible into common shares at the rate of $0.25 per share.                 383,000
                                                                                     -----------
         Total Short Term Debt                                                       $ 4,156,267
                                                                                     ===========


9. LONG TERM DEBT

      Long-term debt at September 30, 2006 is as follows:

      Two convertible promissory notes to an accredited investor dated August 8,
      2003,  maturing $ 50,000  August 8, 2005,  bearing no interest.  The notes have been  changed to be due on demand and remain  open at June 30,  2006.
      The notes are convertible  into  restricted  shares of common stock at the
      option of the holder at a rate of $0.25 per share.                                  50,000

     Less Current Maturities                                                            (50,000)
                                                                                     -----------

     Total Long Term Debt                                                            $         0
                                                                                     ===========


              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


10. DEFERRED COMPENSATION

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

      The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of September 30, 2006:

                Year Ending December 31,
                ------------------------
                           2006                          29,629
                           2007                         108,636
                           2008                              --
                           2009                              --
                                                     ----------
              Total minimum payments required        $  138,265
                                                     ==========

12. RELATED PARTY TRANSACTIONS

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

              MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
13. COMMITMENTS

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

      The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. As of September 30, 2006 Millennium is due to pay Isocell $265,209 for licensing fees for calendar years 2004 and 2005. This amount is included in Accounts Payable and Accrued Expenses. This agreement expired in July 2006 Millennium and Aisling are in the process of negotiating a long term extension.

14. SUBSEQUENT EVENTS

      On October 25, 2006, Millennium Biotechnologies Group, Inc. (the "Company") and its wholly owned subsidiary, Millennium Biotechnology, Inc. (the "Subsidiary"), entered into an Asset Purchase (the "Purchase Agreement") with RAC Nutrition Corporation ("RAC Corp.") and RAC Nutrition Holdings LLC ("RAC LLC") as contemplated by the previously announced letter of intent with Aisling Capital II, LP ("Aisling").

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

Results of Operations for the Quarter Ended September 30, 2006:

Total revenues generated from the sales of RESURGEX(R), RESURGEX PLUS(R) and RESURGEX SELELCT(TM) for the quarter ended September 30, 2006 were $239,239 an increase of approximately 30% from the third quarter in 2005 which had total revenues of $184,279. This increase is largely attributed increasing sales from the Oncology market.

Gross profits for the quarter ended September 30, 2006 amounted to $69,459 for a 30% gross margin. This compares to $70,704 and 38%, respectively, for the third quarter in 2005. The decrease is due to smaller manufacturing runs associated with the lack of adequate levels working capital.

After deduction of selling, general and administrative expenses of $2,080,905 and research and development costs of $26,425, the Company realized an operating loss of $2,037,871. Included in selling, general and administrative expenses are $1,278,995 non-cash outlays in the form of restricted stock issued for compensation and services. As required by current SEC guidelines, the Company recorded such transactions at the fair market price on the date of issuance. Selling general and administrative expenses for the period showed an increase from the corresponding figure a year ago when such expenses totaled $1,077,874. Increased outlays for national sales and marketing efforts in the Oncology sector were the primary reason for the increase. Additional costs for outside professional services also contributed to the increase.

The net result for the quarter ended September 30, 2006 was a loss of $3,136,736 or $0.05 per share, compared to a loss of $1,387,069 or $0.03 per share for the respective quarter in the prior year.

Liquidity and Capital Resources

The Company's operations were generally financed by new debt and equity investments through private placements with accredited investors. During the second quarter of 2006, the Company obtained new working capital primarily though the issuance of common stock to accredited private investors and the placement of short-term debt. Together the capital supplied provided the majority of the funds that were needed to finance operations and provide capital required to finance the product launch into Oncology during the reporting period. Such transactions resulted in the receipt by the Company of $1,105,000. These funds were adequate to fund ongoing operations although they were not sufficient to build up a liquidity reserve. The Company's financial position at the end of the quarter shows a working capital showing a deficit of $6,431,978.

On October 25, 2006, as noted in the Company's Current Report on Form 8-K filed with the SEC on October 30, 2006, the Company entered into an Asset Purchase Agreement with an investment fund which, if consummated, would result in the exchange by Millennium's wholly owned subsidiary of all of the assets used in Millennium's nutraceutical business to a newly formed company in exchange for equity in the new company. The newly formed company would be initially capitalized by the issuance of $15 million in convertible preferred stock. The Asset Purchase Agreement, which has been filed as an exhibit to the Current Report on Form 8-K, is binding however it is subject to various conditions, and approval by Millennium's stockholders.

On August 16, 2006, as noted in the Company's Current Report of Form 8-K filed with the SEC on August 17, 2006, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") with 6 accredited investors for the sale of 13,000 Units for an aggregate purchase price of $2.6 million. Each Unit consists of (a) one share of the Company's new Series E Senior Convertible Preferred Stock, (b) warrants to acquire 800 shares of Common Stock at an exercise price of $.25 per share and (d) additional investment rights to acquire, at a purchase price of $200, one share of Series E Preferred Stock and warrants to acquire 800 shares of Common Stock. In addition, the lead investor, Iroquois Master Fund, Ltd. (the "Lead Investor") agreed to purchase 100 shares of the Company's new Series F Senior Convertible Preferred Stock for an aggregate purchase price of $100. Each share of the Series E Preferred Stock is initially convertible into 800 shares of Common Stock, and each share of the Series F Preferred Stock is initially convertible into one share of Common Stock. As the holder of the Series F Preferred Stock, the Lead Investor will have the right to elect 3 of the 5 members of the Company's board of directors. The closing of the transactions contemplated in the Purchase Agreement is to occur simultaneous with the consummation of anticipated sale by Millennium of all of the assets used in the its nutraceutical business. In addition to customary closing conditions, the purchasers' obligation to consummate the transactions contemplated by the Purchase Agreement is contingent upon the Company effectuating the conversion of at least $2,926,000 of its debt into the Units, the election of three members of the directors to be selected by the Lead Investor, the closing of the sale of the Company's nutraceutical business and the Company issuing 2,000 additional Units upon the same terms as set forth in the Purchase Agreement. For a more detailed description of the Purchase Agreement, see the Company's Current Report of Form 8-K filed with the SEC on August 17, 2006 and the exhibits filed therewith. The firm commitment for funding pursuant to the terms of the Purchase Agreement expired on September 30, 2006 a subsequent extension was agreed to which extended the commitment until January 31, 2007. The Company issued 400,000 shares of common stock as consideration for this extension to the institutional investors.

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

      Although we are generating revenues, we continue to operate at a loss. During the quarter ended September 30, 2006, we generated revenues of $239,239 from sales of our products. However, during this period we realized net losses of $3,136,736. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

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

Our consolidated financial statements for the year ended December 31, 2005 and the periods ended September 30, 2006 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors' report on the consolidated financial statements for the year ended December 31, 2005 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2005 and September 30, 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

      On July 25, 2001, Millennium entered into an exclusive limited patent sublicense and distribution agreement with Isocell SA, a French company, which owns the rights to certain specialty ingredients. Pursuant to the License Agreement, Millennium is granted an exclusive sublicense to promote and distribute this product for use as a dietary supplement or functional food in certain defined medical market channels of distribution in North America involving direct sales of nutraceutical products to physicians for resale to their patients or through physician prescription for Medicaid/Medicare reimbursement for nutritional supplements. The License Agreement pursuant to its terms expired on July 25, 2006. Although we are currently negotiating the renewal of the License Agreement, there can be no assurance that we will be able to successfully renew the License Agreement upon terms acceptable to us.

Because our Board can issue common stock without stockholder approval, you could experience substantial dilution.

      Our Board of Directors has the authority to issue up to 200,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of September 30, 2006, approximately 102,000,000 shares are issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

If we consummate the private placement of our Series E Senior Convertible Preferred Stock and related warrants and additional investment rights, you will experience substantial dilution.

      Pursuant to the terms of the Securities Purchase Agreement, dated August 16, 2006, the Company has agreed to issue (a) 13,000 shares of Series E Senior Convertible Preferred Stock, which shares of preferred stock are convertible into 10,400,000 shares of Common Stock at a conversion price of $.25 per share,
(b) warrants to purchase 10,400,000 shares of Common Stock at an exercise price of $.25 per share, and (c) additional investment rights to purchase 13,000 additional shares of Series E Preferred Stock and warrants to purchase additional 10,400,000 shares of Common Stock. In addition, the Purchase Agreement contemplates the Company (a) converting $2,926,000 of its debt into 14,630 shares of Series E Preferred Stock and related warrants and additional investment rights and (b) issuing 2,000 additional shares of Series E Preferred Stock and related warrants and additional investment rights upon the same terms as set forth in the Purchase Agreement. As a result, assuming that the transactions contemplated in the Purchase Agreement are consummated and the holders thereof convert and/or exercise all their shares of Series E Preferred Stock, warrants and additional investment rights that are issued or issuable, the Company will be required to issue 94,816,000 shares of Common Stock. Assuming exercise of the warrants and additional investment rights the Company would receive approximately $16,000,000 in new capital.

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

As of October 31, 2006, approximately 68,618,293 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of October 31, 2006, we had warrants outstanding for the purchase of an aggregate of 24,417,888 shares of our common stock, and stock options for 10,994,464 shares. If we consummate the transactions contemplated in the Securities Purchase Agreement, dated August 16, 2006, we will issue shares of Series E Senior Convertible Preferred Stock, warrants and additional investment rights which are exercisable and/or convertible into approximately 94,816,000 share of Common Stock. To the extent the exercise price of the warrants and conversion of the Series E Preferred Stock is less than the market price of the common stock, the holders of the warrants and the Series E Preferred Stock are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 1   Legal Proceedings

         -  None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

      (a)   Issuance of unregistered securities

During the quarter ended September 30, 2006, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

      (i) 101,468 shares of its common stock to a creditor following his conversion of a promissory note and accrued interest totaling $25,367.

      (ii) 120,000 shares of its common stock to an investor pursuant to a private placement subscription which resulted in the receipt by the Company of $30,000 in cash.

      (iii) 158,190 shares of its common stock pursuant to the cashless exercise of warrants.

      (iv) 700,000 shares of its common stock to a consultant for services performed.

      (v) Warrants for 3,856,000 shares of its common stock, exercisable at $0.25 during three years, to twenty creditors in connection with the issue of convertible promissory notes.

      The Company changed the exercise price of warrants for 303,158 shares from $0.25 to $0.01 and extended the exercise period on a portion of such arrants, in return for a creditor agreeing to extended payment terms.

      The Company also cancelled 420,000 shares of common stock pursuant to the rescission of transactions involving conversion of promissory notes and the exercise of warrants

      (b)   Not Applicable

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

                                          MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

Date:   November 20, 2006                 By: /s/  Frank Guarino
                                              ------------------
                                          Frank Guarino
                                          Chief Financial Officer
                                          Chief Accounting Officer