Form 10KSB
period 2006-12-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2007-04-18
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

(908) 604-2500
(Registrant’s telephone number including area code)

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
Yes☒ No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The Registrant’s revenues for the fiscal year ended December 31, 2006, were $822,757.

Common stock, par value $.001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 30, 2007. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 30, 2007, ($0.15), the aggregate market value of the 6,046,901 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 30, 2007, was approximately $907,035. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 30, 2007, 75,826,169 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, and 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Transitional Small Business Disclosure Format: Yes☐ No ☒

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
CONTENTS

PART I.		Page

Item 1.	Business	4

Item 2.	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	And Small business Issuer Purchases of Equity Securities	17

Item 6.	Management’s' Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 7.	Financial Statements	22

Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	23

Item 8A.	Controls and Procedures	23

Item 8B.	Other Information	23

PART III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	24

Item 10.	Executive Compensation	27

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	28

Item 12.	Certain Relationships and Related Transactions	29

Item 13.	Exhibits	29

Item 14.	Principal Accountant Fees and Services	30

	Signatures	32

	Exhibit Index

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company’s products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

PART I
ITEM  1:         BUSINESS

The Company

Millennium Biotechnologies Group, Inc. (the Company or “Millennium Group”), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. (“Millennium”).

Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium's principal source of revenue is from sales of its nutraceutical supplements, RESURGEX SELECT®, RESURGEX®,  and RESURGEX Plus®, These three products create the Resurgex product line and are used by immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases, healthy people searching for proper nutrition, and both amateur and professional athletes.  In June of 2006, the Company contracted InVentiv Health to market the Resurgex Product Line nationwide.

The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium. During the year prior to the merger, the Company had no material operations. For more information on the Company's operations prior to the merger and the general terms of the merger we refer to the Company’s report on Form 10-KSB for the period ended July 31, 2001, and related filings with the Securities and Exchange Commission. In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium.  Such preferred shares were subsequently converted into approximately 96% of the outstanding common stock of the Company. For accounting purpose, the merger has been treated as an acquisition of Millennium Group by Millennium, and a re-capitalization of Millennium.  The historical financial statements prior to July 27, 2001, are those of Millennium. Subsequent to July 27, 2001, the financial statements are those of the Company and its wholly-owned subsidiary Millennium, on a consolidated basis.

Narrative Description of Business

About Millennium

Millennium’s three  nutritional formulas, RESURGEX® and RESURGEX Plus® and RESURGEX Select® form the company’s Continuum of Care, which serves as a nutritional adjunct to the medical treatment for certain chronic immuno-compromising debilitating diseases such  as cancer, Acquired Immune Deficiency Syndrome ("AIDS"), and hepatitis. . Those living with these  diseases present a multitude of medical/nutritional problems, which include weight loss, immune dysfunction, free-radical pathology , loss of energy production, organ failure, and cachexia. The Resurgex Continuum of Care gives patients and practicioners the ability to choose a product from the Resurgex product line that addresses the specific needs of an individual. Millennium’s growth and maturity as a company can be directly attributed to the evolution of the Resurgex product line.

Millennium’s development of the two patented nutritional formulas, RESURGEX® and RESURGEX Plus®, was the driving force in Millennium’s first patient population HIV/ AIDS. People living with HIV/AIDS often experience loss of lean muscle (wasting), nutrient depletion, immune dificiencies, mitochondrial dysfunction (energy loss) and oxidative stress (free-radical damage). We believe that RESURGEX® and RESURGEX Plus are the first multi-component nutritional supplements designed to deal with the multiple nutritional needs of the immuno-compromised individual.  In addition to addressing the debilitating effects of HIV/ AIDS, RESURGEX® and RESURGEX Plus  the taste and versatility of the products have provided the HIV/AIDS patients with a nutritional product that they enjoy taking. Our ability to prove the business model in HIV/AIDS assisted in the company’s expansion into oncology.

The American Cancer Society estimates that there will be 1,399,790 new cases of cancer in the United States in 2006, and due to the debilitating effects from cancer therapies, much like HIV/AIDS, there is a myriad of people living with cancer who rely on nutritional products to support their nutritional status throughout the course of treatment and beyond. Millennium recognized the need for a product that was specific to people who were going through chemotherapy and radiation and formulated Resurgex Select. When Resurgex Select was created in September of ‘05, Millennium had completed its Continuum of Care for patients, with Resurgex Select designed to be utilized during cancer treatment and Resurgex and Resurgex Plus for post treatment.  In our effort to launch their three products nationwide, Millennium contracted InVentiv Health sales force. The key roles of the shared representative is to detail nurses, dieticians, and doctors on the unique qualities of the Resurgex products, and once a relationship has been established, the representative calls on the office to supply samples as well as Resurgex sales materials. Sampling stations called Taste and Learning Centers are strategically placed in waiting rooms and infusion rooms in cancer hospitals and cancer clinics throughout the United States.

Millennium has successfully leveraged its success in the medical markets to offer it’s formulas to both professional and amateur elite level athletes. Resurgex’s multi-action formula helps athletes optimize their bodies to achieve their greatest potential. The popularity of the product has spread with strength training coaches and fitness trainers as a great tasting product that works. In fact, numerous NBA teams have made RESURGEX® products a part of their player’s daily nutritional regimen.

Unlike most other products on the market, which are loaded with excessive amounts of protein and high amounts of sugar and stimulants, RESURGEX® products are unique in that they deliver a balanced combination of whole food calories and therapeutic levels of important supportive nutrients. In fact, the products outperformed leading nutritional formulas in 2 double blind, placebo controlled trials conducted in both strength and endurance athletes.

Quality and integrity are of utmost concern to both the Resurgex product development team as well as end-consumers, so Resurgex uses only high quality ingredients that are backed by science. Each batch is also tested and certified not to contain banned substances by the Banned Substance Control Group's (BSCG) certification program, the only certification program in the U.S. that uses a World Anti Doping Agency (WADA) accredited.

At a time when the use of sports nutrition is becoming more widespread and going mainstream, the Company’s existing product line is well poised to enter the $16.8 billion dollar sports nutrition market. RESURGEX® has an incredibly intriguing and unique story, has evolved from the medical field which establishes credibility and is based on quality ingredients with proven results and scientific substantiation.

Millennium has recently executed a letter of intent with a Canadian subsidiary of an international pharmaceutical company for the distribution and marketing of its Resurgex product line for the Canadian oncology market. Under the terms of reference, a distribution agreement will be formalized where Millennium will grant exclusive marketing rights to this pharmaceutical company to distribute and market its line of Resurgex products for cancer patients in Canada. Additionally, Millennium has also signed a letter of intent with New Marketlink Pharmaceutical Corp., a Philippine pharmaceutical company for the distribution and marketing of the Resurgex product line for the oncology market. Under the terms of the Letter of Intent, a distribution agreement will be formalized where Millennium will grant exclusive marketing rights to New Marketlink Pharma to distribute and market its line of Resurgex products for cancer patients in the Philippines, and the expansion of distribution in selected countries in Asia Pacific based on specific milestones.

The professional and consumer acceptance of the Resurgex Continuum of Care is in response to Millennium’s sales and marketing efforts in cancer and HIV/AIDS. The comprehensive nutrition, great taste, and competitive pricing that the Resurgex products offer is a unique combination in the marketplace. The overall demand in the nutritional market for new innovative products further positions the Resurgex products for continued market penetration. Additional delivery systems incorporating the unique Resurgex approach to nutrition are currently in the developmental stages.

General Description

RESURGEX SELECT®, RESURGEX®, and RESURGEX PLUS® are unique multi-component nutritional formulas designed to address the multiple nutritional needs (oxidative stress, lean tissue loss, energy depletion, immune support, weight loss) of immuno-compromised conditions as an adjunct to medical treatment.  They are positioned to provide for a comprehensive, high quality alternative to traditional high sugar, high fat supplements comprised primarily of corn oil, corn syrup and sucrose or the “single magic bullet” products that only address one of the several nutritional needs and concerns of the individual.

RESURGEX SELECT® is a whole foods based nutritional product that combines high protein(15g), low sugar (5g), dietary fiber (3g), with no added antioxidants to be a high calorie (350 calorie) supplement. The enteral nutritional formula (may be administered orally or may be fed through a gastro intestinal tube) provides multiple comprehensive nutritional regimens into one delicious and convenient drink.

RESURGEX® is the first high protein(12g), low sugar (5g), low calorie (90 calorie), antioxidant and amino acid rich, enteral nutritional formula (may be administered orally or may be fed through a gastro intestinal tube) to provide multiple comprehensive nutritional regimens into one delicious and convenient drink.  It is commonly used as a nutritional supplement to meals.

RESURGEX PLUS® is the first high protein (21g), high calorie (400 calorie), antioxidant and amino acid rich, enteral nutritional formula to provide multiple comprehensive nutritional regimens into one delicious and convenient drink.  It is commonly used as a meal replacement or can be used as a sole source of nutrition as directed by a physician.  Concentrated calories are derived from high quality food sources as opposed to typical corn oil, sucrose, corn syrup and low quality proteins found in other nutritional supplements.

The Resurgex product line of RESURGEX SELECT® , RESURGEX®, and RESURGEX PLUS®  form Millennium’s Continuum of Care. RESURGEX SELECT®  contain a comprehensive mix of specialized nutrients that contribute to maintenance of lean muscle, immune support, and increased energy levels with no added antioxidants. RESURGEX®, and RESURGEX PLUS®  also contain a comprehensive mix of specialized nutrients that contribute to one or more aspects of support - immune, energy, antioxidant and maintenance of lean tissue with added anitoxidants. The Continuum of Care gives individuals or recommenders options, depending on the specific needs of a person.

How The Products Work

Essentially, there are several pathways and concerns that must be addressed when it comes to nutritional support in any major degenerative or immuno-compromised condition. While there are several “single magic bullet” products on the market, this approach will inevitably fail since it only focuses on one concern while neglecting the others.  RESURGEX SELECT®, RESURGEX®,  and RESURGEX Plus® were developed  to address the major nutritional concerns that may be influenced by nutritional support as an adjunct to medical care.  In addition, rather then providing significant amounts of calories from corn oil, sucrose and corn syrup combined with an inexpensive multivitamin blend, RESURGEX SELECT®, RESURGEX®,  and RESURGEX Plus®were developed to provide a comprehensive and complex array of nutrients and nutraceuticals that play important roles in health and well being.  These include:

Mitochondrial (Energy) Support

Mitochondria are tiny organelles found inside all human cells of the body.  Essentially, they are the cell’s “power plants” that produce energy (ATP) as well as involved in protein and fat processing.  Several things can affect how well the mitochondria work.  As people age, presence of infections or certain diseases, strenuous activity and certain medications hamper the efficiency and function of the mitochondria.  These changes or mutations may damage the mitochondria (mitochondrial toxicity) and either disrupt the normal function or cause them to stop working altogether.  Millennium has a patented blend of ingredients that help support the function of the mitochondria and assist in the production of energy in the cell.  Some of these ingredients include:

~~•~~  Coenzyme Q10 (COQ10) - an essential component of cellular energy production and respiration since it participates in the mitochondrial electron transport system, which supplies energy (ATP) for a variety of physiological functions.  Muscle mitochondria lack adequate COQ10 in several chronic conditions. (Found In RESURGEX®, and RESURGEX Plus®).

~~•~~  L-Carnitine  - functions primarily to regulate fat metabolism and also acts as a carrier of fatty acids into the mitochondria, where they are oxidized and converted into energy (ATP).  It has been established in the literature that serum carnitine deficiency is common in certain conditions and several medications are associated with mitochondrial destruction. (Found In RESURGEX®,  and RESURGEX Plus®).

~~•~~  Ribose - a carbohydrate used by the cells to form the primary source of all the body’s energy - .  Ribose plays a key role in the generation and recovery of ATP. Ribose can offer powerful complimentary support to other nutrients addressing energy depletion by aiding normal ATP production. (Found In RESURGEX®, and RESURGEX Plus®).

Reduce Oxidative Stress (Free Radical Burden)

Oxidative Stress in the body is caused by an imbalance or overload of oxidants (free radicals from air, food, metabolism, medications, stress, disease, etc.).  Sustained oxidative stress disrupts the cell’s structure and defenses resulting in damage or death to the cell and contributes to the pathophysiology of many diseases.   As we age or encounter disease, proper antioxidant defense is essential for recovery.  While there are many important antioxidants - Vitamin C, Vitamin E, zinc, selenium, polyphenols, carotenoids, etc, - the one that stands above all is the cell’s master antioxidant defense enzyme called superoxide dismutase (SOD).  The clinical relevancy of SOD has been demonstrated in numerous scientific studies in cardiology, immunology, oncology, inflammatory conditions, asthma, vision and liver support.  Exclusive to Millennium, in the medical market, is the first orally effective vegetarian form of SOD as opposed to the injectable bovine material previously used.    Millennium has a blend of ingredients that help support the cell’s ability to defend against oxidative stress.  Some of these ingredients include:

•
(SOD/Gliadin) - SOD/Gliadin was shown to reduce oxidative stress in humans by reducing genetic damage to the cell and reducing isoprostanes. SOD helps to decrease oxidative stress - it is the master cellular defense enzyme of the cell and serves as significant support for the immune system, it can counter the harmful effects of free radicals, thereby diminishing their negative effects on the body. SOD has been shown to influence the negative effects of inflammatory cytokines, support immune function, and reduce oxidative stress. (Found In RESURGEX®,  and RESURGEX Plus®).

•
Undenatured Whey Protein - undenatured whey has been shown to assist in cellular defense by increasing available glutathione - another important cellular antioxidant required by the body to ward off the effects of oxidative stress. (Found In RESURGEX SELECT®, RESURGEX®,  and RESURGEX Plus®).

~~•~~	Beta Glucans -powerful antioxidant attributes, with heightened free-radical scavenging capabilities. (Found In RESURGEX®, and RESURGEX Plus®).
•
Multi-Vitamin/Mineral Mix, Polyphenols - contain important accessory antioxidants. Coenzyme Q10 - a powerful cellular antioxidant with roles in preventing oxidation of fatty cell membranes and ultimately cell death. (Found In RESURGEX®,  and RESURGEX Plus®).

Maintain Lean Muscle

    A common problem as we age and among many chronic degenerative or immuno-compromised conditions is lean muscle loss or wasting.  This problem, also known as cachexia, can diminish the quality of life, and exacerbate illness. Several issues related to the loss of muscle during illness and aging include: inadequate caloric intake, problems with metabolism, elevations of inflammatory compounds that break down muscle (certain cytokines) or malabsorption.  Nutritional supplementation has played an important role in boosting caloric intake, but in many conditions increasing calories may not be the only answer.  Millennium has a blend of ingredients that help maintain lean tissue by providing high quality protein and compounds that assist in building muscle and prevent its breakdown.  Some of these ingredients include:

•
Undenatured Whey - When it comes to nutritional support directed at maintaining lean mass, adequate calories and good quality protein is essential.  By virtue of it’s biological value (BV), whey protein has long been considered the best source of protein for building and retaining lean muscle mass, which is why it has become a nutritional staple for immuno-compromised patients. (Found In RESURGEX SELECT®, RESURGEX®,  and RESURGEX Plus®).

•
Ornithine alpha-ketoglutarate(OKG) - affects wasting through three primary mechanisms: as an anabolic agent (build-up of muscle tissue), as an anti-catabolic agent (prevents breakdown of muscle tissue), and as an inducer of protein synthesis. All three mechanisms contribute to muscular development and enhanced recovery. OKG also spares the loss of glutamine in muscle, which is essential for recovery and repair. (Found In RESURGEX®,  and RESURGEX Plus®).

•
Branched Chain Amino Acids (BCAA) - play a principle role in muscle recovery, muscle growth and energy maintenance and must be present in the muscle cells to promote protein synthesis. Why we need these special amino acids is simple: scientific evidence shows that branched-chain amino acids may help build and retain lean muscle mass.  (Found In RESURGEX SELECT®, RESURGEX®,  and RESURGEX Plus®).

•	Nucleotides - building blocks of (DNA) and (RNA) dietary source is required to promote optimal tissue growth. (Found In RESURGEX®, and RESURGEX Plus®).

 Immune Support

Essentially, good nutritional support supplying essential macronutrients and micronutrients are critically important for maintaining a proper immune system.  Nevertheless, if the cells of the immune system cannot produce energy efficiently (mitochondrial dysfunction), have poor antioxidant defenses (oxidative stress) and the body is losing important lean muscle, immune support cannot effectively be achieved.  Millennium has developed as a modular component system that provides support in addressing these needs and issues.  Millennium products contain a patented blend of ingredients that help support the immune system.  Some of these ingredients include:

•	SOD/Gliadin (GliSODin®), Beta Glucans, Nucleotides, OKG, CoQ10 and Carnitine - (Found In RESURGEX®, and RESURGEX Plus®).

•	Undenatured Whey high in Immunoglobulins, - (Found In RESURGEX SELECT®, RESURGEX®, and RESURGEX Plus®).

•	Fruit and Vegetable Extract Blend - Equivalent to 1-2 servings per day. The phytonutrients found in fruits and vegetables directly contribute to a healthy immune system. (Found In RESURGEX SELECT®).

Special Features of RESURGEX Continuum of Care

Tastes Good

•	Variety of flavors with great taste
•	Smooth Texture and juice like consistency

Easy To Use

•	Single-Serving Dosage
•	Mixes Easily
•	Convenient Anytime, Anywhere
•	They can be mixed in any cold liquid such as juice, milk, or water. They can also be mixed in foods like pudding, yogurt, apple sauce, or ice cream.
•	Great For Travel

•	Includes SOD/Gliadin (GliSODin™), a unique, vegetarian patented, orally effective form of superoxide dismutase derived from melon. (Found In RESURGEX®, and RESURGEX Plus®).
•	RESURGEX® was awarded a use and composition patent (which covers RESURGEX PLUS®).
•	High Quality Undenatured Protein. (Found In RESURGEX SELECT®, RESURGEX®, and RESURGEX Plus®).
•	Concentrated High Quality Calories in RESURGEX Plus® and RESURGEX SELECT®, Low Calories in RESURGEX®

•	Comprehensive Nutrient Mix. (Found In RESURGEX SELECT®, RESURGEX®, and RESURGEX Plus®).
•	Low Sugar. ( Found in RESURGEX SELECT®, RESURGEX®, and RESURGEX Plus®).

Principal Market

Millennium’s principal market is cancer. The American Cancer Society estimates that there are 13,000,000 million people in the United States living with cancer and there will be 1,399,790 new cases of cancer in the United States in 2006. Due to the challenging effects of cancer therapies such as taste aversion, weight loss, organ dysfunction, fatigue, and cachexia there’s a high demand for nutritional products in cancer. Even when cancer patients complete their chemotherapy or radiation good nutrition is needed to combat post treatment fatigue and stay healthy. Thus the need for good nutrition throuought one’s life is important and the Resurgex Continuum of Care provides the necessary quality calories.

Particulary important to the cancer patient population is their challenges with taste aversion. Therapies can severly alter people’s appetites, taste buds and cause nausea. Due to these factors many people are particular about what they eat. The Resurgex Continuum of Care was designed to taste great and give people the opportunity to make the products taste they way they would like. The Resurgex Products are powders and thus can be mixed in a variety of things such as milk, water, juice and foods like pudding, apple sauce, yogurt, cereal, and ice cream. The versatility of the Resurgex products can satisfy the difficulties oncology patients have with taste.

 Millennium also markets to patients infected by HIV/AIDS, whose immune systems have been compromised as a result of chronic and acute viral based infections and are receiving medical care.  Management believes that there is a significant demand and expanding market for the Resurgex Continuum of Care because of the large population of HIV infected persons. Nutritional supplements are steadily becoming an important adjunct in the treatment of people living with HIV and AIDS. Both products are enteral  nutritional supplements targeted to nutritionally support immuno-compromised individuals undergoing medical treatment for chronic debilitating conditions that cause tissue wasting (weight loss), oxidative stress, mitochondrial failure (fatigue/low energy) and immune dysfunction. In the long term, the Company plans to expand its focus on other patient populations such as nursing homes, and pediatrics. In addition, we plan to explore RESURGEX SELECT® , RESURGEX®, and RESURGEX PLUS®  applications to the health market as a supplement to enhancing health and well being.

Intellectual Property

Millennium owns all rights to the formulations of RESURGEX®, RESURGEX PLUS™ and RESURGEX SELECT® and has filed a compositional patent application with respect to these formulations.  RESURGEX®, RESURGEX PLUS® and RESURGEX SELECT® are registered trademarks.

 On January 7, 2003, RESURGEX®  was issued a Use and Composition Patent (United States Patent 6,503,506  Nutrient therapy for immuno-compromised patients).In addition, the Company relies on trade secrets and unpatented proprietary technology.  There is no assurance that others may not independently try to develop the same or similar technology; however they would be infringing upon our patent.  In addition they would not immediately have Federal HCPCS Codes or approval for reimbursement on formularies.

On March 20, 2006, Millennium received the Healthcare Common Procedure Coding System (HCPCS) coding for their new enteral nutritional formula, Resurgex Select(R). HCPCS is one of the formats in which nutritional formulas may be coded for Medicare reimbursement and is specifically required for Medicaid reimbursement in many states.

Regulatory Environment

The manufacturing, processing,  formulation,  packaging,  labeling and advertising of RESURGEX®, RESURGEX PLUS® and RESURGEX SELECT® are subject to regulation by federal agencies, including the Food and Drug Administration  (the  "FDA"),  the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company sells and plans to sell RESURGEX®, RESURGEX PLUS® and RESURGEX SELECT®.

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

The Federal Trade Commission ("FTC") regulates advertising of dietary supplements such as RESURGEX®, RESURGEX PLUS® and RESURGEX SELECT® The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines.  Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

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

Medicaid Reimbursement

Millennium gained inclusion into the First Data Bank ("FDB"). FDB provides pharmaceutical and nutraceutical pricing and product information to most states, as well as the District of Columbia.  FDB, a wholly owned subsidiary of the Hearst Corporation, is the world's leading supplier of healthcare knowledge databases, supplying drug knowledge to over 40,000 pharmacies, 4,000 hospitals, all 50 state Medicaid programs and virtually all major vendor and private drug benefit programs. The majority of drug wholesalers and manufacturers also use one or more of its products.  Inclusion in FDB facilitates access to most state Medicaid programs, Managed Care Organizations and other important health care and reimbursement organizations.

With inclusion in FDB, some state Medicaid organizations qualify RESURGEX® and RESURGEX PLUS® automatically under the open formulary system.  Other states require a more formal application process, among them the State of New York. Millennium applied for approval by Medicaid and ADAP (Aids Drug Assistance Program) for the State of New York.  Effective June 1, 2003, RESURGEX® was approved for Medicaid reimbursement in New York State, and is now reimbursed by additional state programs such as the ADAP program (the AIDS Drug Assistance Program) in New York.

Sales and Marketing Strategy

The Company continued to market Resurgex® and Resurgex Plus® then continued the marketing of RESURGEX SELECT® in conjunction with its national sales effort into the oncology market with InVentiv’s sales force.  The InVentiv sales force, which markets Resurgex products, gave the Company’s products national exposure and recognition in the professional medical markets over the past year. Management expects this exposure and acceptance will expand into distribution relationships will help increase sales both domestically and internationally. The product has already received letters of intent for international distribution in Canada, Asia Pacific as well as achieved successful distribution in Greece. Management is currently focused on developing advantageous distribution relationships in the United States.

Research and Development

During 2005, the Company spent $66,391 on research and development of its products and, during 2006, the Company spent $16,432 on research and development of its products.

Competition

There are many other nutraceutical products on the market that are marketed as dietary supplements in the field of immuno-deficiencies.  These products tend to be of a high content of corn oil and corn syrup (fat and sugar), along with low quality proteins. Coupled with the poor quality calories, these products underachieve in areas of taste and versatility, all of which lead to limited patient adherence.  Millennium has found the nutritional market to be very receptive to our alternative to fat and sugar, which is the great tasting, multi-component approach to nutritional supplementation (please read the section titled “How the Products Work” above for a full description) used in RESURGEX® RESURGEX PLUS® and RESURGEX SELECT®.  Please see “Risk Factors- Competition” below.

Product Production

All manufacturing, warehousing and distribution functions are outsourced to various vendors and suppliers.

Seasonality and Dependency

The industry segment in which the Company does business is not seasonal.

Employees

As of December 31, 2006, the Company employed 9 persons, of whom one is primarily engaged in research and development and product support activities, three are primarily engaged in managerial functions associated with sales and marketing, and five are engaged in general administrative and managerial functions.  The Company has no collective bargaining agreements with its employees.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2006, we generated revenues of $822,757 from sales of our three products. However, during this period we realized net losses of $13,687,091, of which $6,323,012 were non-cash items primarily related to issuance of warrants associated with convertible notes which were issued during the period. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have increased, our operating expenses are significantly greater than our revenues. During 2006, the Company obtained new capital in the form of equity that supplied a major portion of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $2,503,335. Stock certificates for an aggregate 1,766,757 shares issuable for investments as well as for conversion of promissory notes and for services rendered, had not yet been issued at December 31, 2006, and the Company reclassified the related equity contributions as current liabilities at year-end. In addition to the before-said, the Company obtained $3,378,042 from borrowings, net of debt repayments, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.25 per share (see Note 8 to our audited Financial Statements below). These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for 2006. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2006 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, “Part II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of RESURGEX® and RESURGEX Plus® and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

We own all rights to the formulation of RESURGEX® and RESURGEX Plus®, have a use and compositional patent with respect to RESURGEX® (which covers RESURGEX Plus®). We also have registered trademarks for the names "RESURGEX" and “RESURGEX Plus”. We have filed patent applications internationally with regards to RESURGEX® AND RESURGEX Plus®. No assurance can be given that patents will be issued from pending applications or that there rights, if issued and the rights from our existing patents and registered name will afford us adequate protections. In addition, we rely on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or produce products which provide the same benefits as RESURGEX® and RESURGEX Plus® or our other proposed products. RESURGEX SELECT® is currently patent pending and the Company has received trademark protection.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 31, 2007, 75,826,169 shares are issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

The market price of our common stock may be volatile.

The market price of our common stock may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of significant contracts, milestones, acquisitions;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;

•	sales of common stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts; and

•	fluctuations in stock market price and volume.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

As of March 30, 2007, approximately 10,299,447 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of March 30, 2007, we had warrants outstanding for the purchase of an aggregate of 21,257,711 shares of our common stock, and stock options for 10,207,979 shares. None of the shares issuable upon exercise of the warrants are currently registered pursuant to agreements between us and the selling stockholders, requiring us to register their shares for resale under the Securities Act. Registration of the shares permits the sale of the shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

In October 2001, the Company signed a 5-year lease commencing in December 2002, for approximately 4,500 square feet of office space at a monthly rental of $9,116 through November, 2004 and $9,876 per month thereafter, plus an allocated portion of certain operating expenses. The Company presently occupies these facilities. The lease is personally guaranteed by the Company’s Chief Executive Officer.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company’s common stock currently trades in the OTC market and is quoted on the Electronic Bulletin Board of the OTC market, under the symbol MBTG. The following table sets forth, for the calendar quarters indicated during the last two fiscal years and the first quarter of fiscal 2007, the high and low quotations of the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	OTC-BB
	High/Bid	Low/Bid
2005
First Quarter	$0.52	$0.25
Second Quarter	0.60	0.32
Third Quarter	0.49	0.27
Fourth Quarter	0.48	0.28

2006
First Quarter	$0.51	$0.27
Second Quarter	0.52	0.29
Third Quarter	0.34	0.16
Fourth Quarter	0.33	0.17

2007
First Quarter	$0.22	$0.14

(b) Stockholders

As of March 30, 2007, there were approximately 1,496 stockholders of record for the Company’s Common Stock. The number of record holders does not include stockholders whose securities are held in street names the Company estimates over 1,000 holders in street names. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock and 67 holders of record of the Company's Series C Preferred Stock.

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

Recent Issues of Unregistered Securities

During the fourth quarter of 2006 the Company issued the following unregistered securities

(i)	317,606 shares of common stock to seven investors as consideration for entering into negotiations for financing transactions.

(ii)	160,000 shares of common stock to three investors pursuant to subscriptions for private placements, for aggregate cash receipts by the Company of $35,000.

(iii)	500,000 shares of common stock and warrants for the purchase of 2,180,000 shares, exercisable at $0.25 per share during three years, to seven creditors as loan origination fees.

(iv)	60,000 shares of common stock against conversion of a promissory note for $15,000.

(v)	90,910 shares of common stock to an investor who previously had participated in a private placement with the Company.

(vi)	420,000 shares of common stock to two consultants and service providers, for services rendered.

(vii)	428,571 shares of common stock to an investor pursuant to the cashless exercise of warrants for the purchase of 1,000,000 shares.

The foregoing issuances of securities were private transactions and exempt from registration under section 4(2) of the Securities Act and/or regulation D rule 506 promulgated under the Securities Act.

At December 31, 2006, stock certificates for an aggregate 1,766,757 shares issuable for investments as well as for conversion of promissory notes and for services rendered, had not yet been issued and the Company reclassified the related equity contributions as current liabilities at year-end.

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	0	-	500,000
Total	0	-	500,000

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

Purchases of Equity Securities

None.

ITEM 6:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial information presented below under the captions “Balance Sheet” and "Statement of Operations" for the years ended December 31, 2006 and 2005 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Millennium Biotechnologies Group, Inc. including the operations of Millennium Biotechnologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

Balance Sheet	December 31,
2006
Total assets	$481,859
Current liabilities	9,605,423
Long-term liabilities	15,000
Working capital	(9,160,204)
Shareholders’ equity (deficit)	$(9,138,564)

Statement of Operations	For the Year Ended December 31,
	2006	2005
Total revenues	$822,757	$797,987
Operating income (loss)	(10,406,982)	(5,593,342)
Net (loss)	(13,687,091)	(6,874,472)

Net loss per common share	$(0.21)	$(0.14)
Number of shares used in computing
per share data	65,659,913	48,010,461

Results of Operations for the year ended December 31, 2006 compared to the year ended December 31, 2005:

Total revenues generated from the sales of RESURGEX®, RESURGEX PLUS®, and RESURGEX SELECT® for the year ended December 31, 2006 were $822,757 an increase of 3% from the year ended December 31, 2005.

Total revenues generated from the sales of RESURGEX®, RESURGEX PLUS® and RESURGEX SELECT® for the quarter ended December 31, 2006 were $164,125, an increase of less than 1% from the fourth quarter 2005 which had total revenues of $163,119.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2006 amounted to $209,259 for a 25% gross margin. Gross profits decreased $387 or less than 1% for the year ended December 31, 2006 compared to $209,646 for the year ended December 31, 2005.

After deducting research and development costs of $16,432 and selling, general and administrative expenses of $10,599,809, the Company realized an operating loss of $10,406,982. Included in selling, general and administrative expenses are $6,323,012 non-cash outlays in the form of restricted stock and warrants issued for professional fees, interest and compensation. As required by current SEC guidelines the Company recorded such transactions at the fair market price on the date of issuance. Non-operating expenses totaled $3,436,302 for the year ended December 31, 2006.

The net result for the year ended December 31, 2006 was a loss of $13,687,091 or $0.21 per share, compared to a loss of $6,874,472 or $0.14 per share for the prior year. The years’ 2006 and 2005 net results were significantly affected by the need for expenditures in connection with setting up the required marketing and sales operations resulting in increased operating expenses. Management does not consider this atypical for a company engaged in launching new products into new sectors. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new equity investments through private placements with accredited investors. During 2006, the Company obtained new equity capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $2,503,335. In addition, the Company obtained $3,378,042 from borrowings, net of debt repayments, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.25 per share (see Note 8 to Financial Statements”). While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the year showed a working capital showing a deficit of $9,160,204. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Asset. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

On September 13, 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.”, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payments.

NEW ACCOUNTING PRONOUNCEMENTS (continued)

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1." This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).”

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R)." This FASB Staff Position (FSP) addresses certain technical corrections of FASB Statement No. 123 (revised 2004), Share-Based Payment.

The Company’s adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company’s financial position, results of operations and cash flows.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

“Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.”]

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

As disclosed in our Current Report on Form 8-K filed with the Commission on April 1, 2005, on March 31, 2005 Rosenberg Rich Baker Berman & Company (“RRBB”) resigned as our principal independent registered public accounting firm and we engaged Bagell, Josephs & Company, L.L.C. as our independent registered public accounting firm to audit our financial statements. There were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB, would have caused RRBB to make reference to the matter in its reports.

Aside from the foregoing, there have been no changes in or disagreements with the Registrant’s independent auditors during the last two years.

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

ITEM 8B:	OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information about all directors and executive officers of the Company are as follows:

Name	Position	Term(s) of Office

Jerry E. Swon, 57	President, Chief Executive Officer,	Jul.27, 2001 until present
Chairman of the Board of the Company

Frank Guarino, 32	Chief Financial Officer	Oct.15, 2001 until present

Michael G. Martin, 55	Company Director	Oct.15, 2001 until present

David Sargoy, 47	Company Director	Oct.15, 2001 until present

Carl Germano, 52	Executive Vice President, Research	May 15, 2001 until present
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

Frank Guarino

Mr. Guarino has been Millennium’s Chief Financial Officer since October 15, 2001. Mr. Guarino was previously employed from December 1997 through February 2001 as the Controller for First National Funding Corporation of America, a mortgage banking firm with 55 branches nationwide producing over $350 million dollars in annual volume at the time of his departure. Mr. Guarino earned a BS degree in Accounting from St. Peter’s College in 1997

Michael G. Martin

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2006 except for Messrs. Jerry E. Swon, David Sargoy, Michael Martin, Bruce Deichl, Frank Guarino who are currently late in filing forms 4 pertaining to certain security acquisitions from the Company in 2006.

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

Corporate Governance And Code Of Ethics

The Company has always been committed to good corporate governance. In furtherance of this commitment, in February 2003 the Board of Directors appointed an Audit Committee whose duties specifically include responsibility and oversight of corporate governance matters and adherence to the Company’s Code of Ethics.

A copy of the Corporate Code of Ethics and Conduct was set forth as an exhibit to Form 10-KSB for the fiscal year ended December 31, 2002, and is included herein by reference. A copy may be obtained free of charge by submitting a request in writing to the Company at the address shown on the first page of this report.

ITEM 10:	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2006, December 31, 2005, and December 31, 2004, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000:

Name and Principal Position	Year	Salary ($) (1)	Directors Fee ($)	Other Annual Compensation($) (2)	Restricted Stock Awards ($)	Securities Underlying Options ($) (3)	All Other Compens.($)
Jerry E. Swon (4) Chief Executive Officer, President	2006 2005 2004	300,000 300,000 310,577	25,000 25,000 25,000	18,000 18,000 18,000	- 43,125 43,125	- - -
Carl Germano (5) Exec. Vice President	2006 2005 2004	200,000 200,000 192,697	- - -	- - 6,300	- - -	- - -	- - -
Frank Guarino Chief Financial Officer	2006 2005 2004	147,017 67,773 60,415	- - -	12,000 12,000 12,000	- - -	- - -	- - -

_______________________
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

(4)
The “Salary” figure for 2004 include $8,955 which was paid by the Company for certain expenses incurred by Mr. Swon. Mr. Swon also received as remuneration for his services as a director of the Company in 2005 a payment of $25,000 and in 2004 a payment of $25,000, listed in the “Directors Fee” column, as well as 62,500 restricted common shares in 2004 which are listed in the “Restricted Stock Awards” column. The “Salary” figure for 2003 includes $127,947 paid in form of 492,104 restricted common shares. In 2005, Mr. Swon also received stock options for an aggregate 5,000,000 shares, exercisable at $0.50 per share which vest over time subject to the attainment by the Company of certain revenue goals. If fully vested such options, priced in accordance with the Black-Scholes formula, would be expensed at a total of $1,105,000.

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

Stock Options /Stock Purchase Warrants:

There were no options and stock purchase warrants granted during 2006, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company.

There were no exercises of stock options or warrants during 2005 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company:

Compensation of our Directors

During 2006, each of three directors was awarded a bonus of $25,000 for a total $75,000, of which $25,000 was paid in cash. The remainder was paid in form of 200,000 restricted common shares.

Employment Agreements

Certain employees have received employment agreements the details of which are outlined in the section “Employment Agreements” in the Notes to the Financial Statements attached as an exhibit to this report.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2007, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title	Name and Address of	Amount and Nature of	Percent
of Class	Beneficial Owner	Beneficial Ownership (1)	of Class
Common	Jerry E. Swon	1,342,104 (2)	1.4%
Stock	Frank Guarino	914,000 (3)	1.2%
	Carl Germano	2,092,313 (4)	2.8%
	Michael G. Martin	579,099 (5)	**
	David Sargoy	591,099 (6)	**
	Jane Swon	3,773,463 (7)	5.0%
	P. Elayne Wishart	4,573,289 (8)	6.5%
	All Directors and Executive Officers	6,046,901	8.0%
	as a Group (5 persons)

Address of all persons above: c/o the Company.
____________________________

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2007. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)
Includes 183,333 shares issuable upon exercise of options and warrants. These options and warrants have a cashless exercise provision and include certain piggyback registration rights. Does not include any securities owned by Jane Swon, Mr. Swon's spouse, as to which securities Mr. Swon disclaims beneficial ownership.

(3)	Includes 764,000 shares issuable upon exercise of warrants.

(4)
Mr. Germano holds options to purchase 1,708,979 shares of the Company’s common stock. Also included are shares issuable upon exercise of warrants to purchase 241,667 shares of Company common stock. All of these options and warrants have a cash-less exercise provision.

(5)	Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights.
(6)	Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights.
(7)	Includes warrants to purchase 1,068,692 shares of the Company’s common stock. Jerry E. Swon, Ms. Swon's husband, disclaims beneficial ownership of all Company securities owned by Ms. Swon.
(8)
Includes warrants to purchase 1,068,692 shares of the Company’s common stock. Does not include securities of the Company owned by Bruce Deichl, Ms. Wishart's husband, as to which securities Mrs. Wishart disclaims beneficial ownership.

(9)	Includes warrants to purchase 2,664,373 shares of the Company’s common stock.

** Less than 1%

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13:	EXHIBITS

Exhibit Description
-------------------------
3.1	Certificate of Incorporation and Bylaws of the Company.(1)

3.2	Certificate of Incorporation and Bylaws of Millennium.*

4.1	Certificate of Designations filed July 26, 2001*

10.1	Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001.(2)

10.2	License Agreement with Isocell SA.(3)

10.3	Royalty and Investment Agreement between Millennium and P. Elayne Wishart dated January 11, 2001.*

10.4	Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.*

10.5	Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.*

10.6	Employment Agreement between Millennium and Jerry E. Swon dated April 1, 2001.*

10.7	Employment Agreement between Millennium and Bruce Deichl dated April 1, 2001.*

10.8	Letter of Intent, among Millennium Biotechnologies Group, Inc., Millennium Biotechnologies Inc., Aisling Capital II, LP, dated April 5, 2006 (5)

21	Subsidiaries of the Company:
(i) Millennium Biotechnologies, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

14	Corporate Code of Ethics and Business Conduct (4)

23.1	Consent of Bagell, Josephs & Company, L.L.C., Independent Registered Public Accounting Firm.

31.1	Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Frank Guarino, Chief Financial Officer pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

(1)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.

(3)
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

(4)	Previously filed as an exhibit to the Company’s Annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

(5)	Previously filed as an exhibit to the Company's report on Form 8-K filed on April 5, 2006, and incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Bagell, Josephs, Levine & Company L.L.C. (“Bagell”) billed us $25,000 for professional services rendered from their audit of our annual financial statements for the year ended December 31, 2006 included in this Form 10-KSB and $15,000 for audit services pertaining to the year 2005.

AUDIT-RELATED FEES

Rosenberg and Bagell did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2006 and December 31, 2005.

TAX FEES

Bagell billed us in the aggregate amount of $3,102 and $0 for professional services rendered for tax related services for the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

By:	/s/ Jerry E. Swon	Date: April 16, 2007
Jerry E. Swon
President and Chief Executive Officer
(Principal Executive Officer),
Chairman of the Board

By:	/s/ Frank Guarino	Date: April 16, 2007
Frank Guarino
Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Jerry E. Swon	April 16, 2007
Jerry E. Swon, Director

/s/ Michael G. Martin	April 16, 2007
Michael G. Martin, Director

/s/ David Sargoy	April 16, 2007
David Sargoy, Director

Millennium Biotechnologies Group, Inc.
and Subsidiary

Consolidated Financial Statements

December 31, 2006 and 2005

Millennium Biotechnologies Group, Inc. and Subsidiary
Index to the Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	1-2

Financial Statements

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statement of Stockholders’ Equity (Deficit)	5-6

Consolidated Statements of Cash Flows	7-8

Notes to the Consolidated Financial Statements	9-29

Bagell, Josephs, Levine & Company, LLC
200 Haddonfield Berlin Road, Gibbsboro, NJ 08026
Tel: 856.346.2628 Fax: 856.346.2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
Millennium Biotechnologies Group, Inc.
Basking Ridge, NJ 07920

We have audited the accompanying consolidated balance sheet of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by managment, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Biotechnologies Group, Inc. and Subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2006 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, did not generate sufficient cash flow from revenues during the year ended December 31, 2006 to fund its operations. Also at December 31, 2006, the Company had negative net working capital of $9,160,204. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS LEVINE & COMPANY, LLC
BAGELL, JOSEPHS LEVINE & COMPANY, LLC
Gibbsboro, New Jersey

April 17, 2007

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2006
Assets
Current Assets:
Cash	$11,972
Accounts receivable, net of allowance for doubtful accounts of $170,000	6,536
Inventories	398,925
Prepaid expenses	27,786
Total Current Assets	445,219

Property and equipment, net of accumulated depreciation of $120,439	9,890
Patents, net of accumulated amortization of $3,119	8,398
Deposits	18,352
Total Assets	481,859
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	4,013,843
Liability for stock issuances	468,351
Current maturities of long-term debt	50,000
Short-term debt	5,073,229
Total Current Liabilities	9,605,423
Accrued royalties, long-term portion	15,000
Total Liabilities	9,620,423

Stockholders’ Equity (Deficit)
Preferred stock, par value $1,810,360 shares authorized, none issued and outstanding:
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763
Convertible Series D, voting, 0 shares issued and outstanding	-
Common stock, par value $0.001; authorized 200,000,000 shares; issued and outstanding 69,128,623 shares	69,129
Additional paid-in capital	27,118,745
Accumulated Deficit	(36,521,483)
Total Stockholders’ Equity (Deficit)	(9,138,564)

Total Liabilities and Stockholders’ Equity (Deficit)	$481,859

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005

Net Sales	$822,757	$797,987
Cost of Sales	613,498	588,341
Gross Profit	209,259	209,646
Research and development costs	16,432	66,391
Selling, general and administrative expenses	10,599,809	5,736,597

Loss from operations	(10,406,982)	(5,593,342)
Other expense
Loss on disposal of assets	(159,434)	(259,862)
Miscellaneous non-operating expenses	(68,423)	(176,019)
Interest and financing expense	(3,208,445)	(1,076,127)

Loss before taxes	(13,843,284)	(7,105,350)
Sale of tax losses	156,193	230,878

Net Loss	(13,687,091)	(6,874,472)

Net Loss Per Common Share	$(0.21)	$(0.14)

Weighted average number of common shares outstanding	65,659,913	48,010,461

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2006 and 2005

	Preferred Stock						Common Stock			Additional Paid in Capital	Accumulated Deficit	Total
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Shares	Amount	Deferred Compensation
Balance, January 1, 2005	65,141	$130,282	64,763	$64,763	-	$-	42,623,899	$42,624	$-	$14,648,245	$(15,884,920)	$(999,006)

Issuance of common stock - private placements							4,321,708	4,322		1,118,098		1,122,420
Issuance of common stock pursuant to exercise of warrants							2,418,689	2,419		619,913		622,332
Issuance of common stock for compensation							466,532	466		99,534		100,000
Issuance of common stock pursuant to note conversion							913,334	913		244,087		245,000
Issuance of common stock for interest and loan origination fees							466,952	467		206,666		207,133
Issuance of common stock for services							1,750,000	1,750		641,950		643,700
Finder’s fees paid										(86,460)		(86,460)
Employee stock options										972,532		972,532
Change in deferred compensation									(282,235)			(282,235)
Issuance of stock warrants for note due date extensions										107,934		107,934
Beneficial conversion rights of convertible notes										410,440		410,440
Amortization of equity investment versus deferred royalties										5,000		5,000
Net (loss)											(6,874,472)	(6,874,472)

Balance, December 31, 2005	65,141	$130,282	64,763	$64,763	-	$-	52,961,114	$52,961	$(282,235)	$18,987,939	$(22,759,392)	$(3,805,682)

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ (Deficit)
For the Years Ended December 31, 2006 and 2005

	Preferred Stock						Common Stock			Additional Paid in Capital	Accumulated Deficit	Total
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Shares	Amount	Deferred Compensation
Balance, January 1, 2006	65,141	$130,282	64,763	$64,763	-	$-	52,961,114	$52,961	$(282,235)	$18,987,939	$(22,759,392)	$(3,805,682)

Issuance of common stock and warrants - private placements							11,179,761	11,180		2,802,991		2,814,171
Issuance of common stock pursuant to exercise of warrants							686,504	687		21,587		22,274
Issuance of common stock for conversion of payables							120,000	120		24,880		25,000
Issuance of common stock pursuant to note conversion							575,000	575		143,175		143,750
Issuance of common stock and warrants for loan origination fees							500,000	500		1,613,581		1,614,081
Issuance of common stock and warrants for services							2,350,000	2,350	(38,750)	895,402	(75,000)	784,002
Finder’s fees paid										(333,110)		(333,110)
Employee stock options										1,063,863		1,063,863
Change in deferred compensation									320,985			320,985
Issuance of common stock and stock warrants for interest and note due date extensions							756,244	756		334,726		335,482
Warrants issued pursuant to anti-dilution provision										1,022,026		1,022,026
Beneficial conversion rights of convertible notes										536,685		536,685
Amortization of equity investment versus deferred royalties										5,000		5,000
Net (loss)											(13,687,091)	(13,687,091)

Balance, December 31, 2006	65,141	$130,282	64,763	$64,763	-	$-	69,128,623	$69,129	$-	$27,118,745	$(36,521,483)	$(9,138,564)

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(13,687,091)	$(6,874,472)
Adjustments to reconcile net (loss) to net cash (used) by Operating Activities:
Depreciation and amortization	18,103	26,794
Stock issued for services	784,002	606,200
Stock issued for compensation	1,063,863	100,000
Change in accounts receivable reserve	150,000	-
Change in inventory reserve	159,434	-
Convertible feature of notes	536,685	1,490,905
Amortization of deferred compensation	320,985	(282,235)
Stock issued for interest and financing expenses	1,949,563	207,133
Warrants issued pursuant to anti-dilution clause	1,022,026	-
Conversion royalties to equity	(5,000)	-
Amortization of note discount	-	7,039
Changes in assets and liabilities
Decrease (Increase) in inventory	404,423	(673,236)
Decrease (Increase) in accounts receivable	39,153	(96,792)
Decrease in prepaid expenses	48,598	448,096
Decrease (Increase) in miscellaneous receivables	107,831	(42,700)
Liability for stock to be issued	(192,500)	660,851
Increase in accounts payable and accrued expenses	1,356,415	1,783,394
Net Cash (Used) by Operating Activities	(5,923,510)	(2,639,023)
Cash Flows from Financing Activities:
Proceeds from borrowings	4,211,587	2,112,000
Repayment of loans and notes	(833,515)	(1,100,250)
Proceeds from issuance of common and preferred stock	2,503,335	1,658,291
Net Cash Provided by Financing Activities	5,821,377	2,670,041
Net Income (Decrease) in Cash	(42,133)	31,018
Cash - beginning of year	54,105	23,087
Cash - end of year	$11,972	$54,105

Supplemental information:
Cash paid during the year for:
Interest	$349,896	$166,870
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

Schedule of non-cash investing and financing activities:	2006	2005
In connection with consideration for services, 2,350,000 common shares and 125,000 warrants were issued	$784,002
In connection with consideration for conversion of accounts payable, 500,000 common shares were issued	$25,000
In connection with consideration for interest and loan origination fees, 1,256,244 common shares and 8,856,000 warrants were issued	$1,949,563
In connection with conversion of convertible notes, 575,000 common shares were issued	$143,750
In connection with consideration for services, 1,750,000 common shares were issued	$643,700
In connection with consideration for compensation, 466,532 common shares were issued	$100,000
In connection with consideration for interest and loan origination fees, 466,952 common shares were issued	$207,133
In connection with conversion of convertible notes, 913,334 common shares were issued	$245,000

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Millennium Biotechnologies Group, Inc. (the Company or "Millennium Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium’s principal source of revenue is from sales of its nutraceutical supplements, RESURGEX® and RESURGEX PLUS® which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

Principles of Consolidation

The Company’s operations presently consist almost exclusively of the operations of Millennium. The consolidated financial statements include the accounts of the Company and its subsidiary from the acquisition date and/or through their respective disposition dates. All significant inter-company transactions and balances have been eliminated.

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

Patents
Patents are capitalized and amortized over 240 months. Amortization expense was $576 and $576 for 2006 and 2005, respectively.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Evaluation of Long-Lived Assets
Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Revenue Recognition
Revenue is recognized at the date of shipment to customers provided that the resulting receivable is deemed probable of collection.

Advertising costs
Advertising costs are charged to operations when incurred. Advertising expense was $57,998 and $65,421 for the years ended December 31, 2006 and 2005, respectively.

Shipping and Handling Costs
Shipping and handling costs are not included in cost of sales. Shipping and handling costs were $102,197 and $55,278 for the years ended December 31, 2006 and 2005, respectively.

Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on fair value. The Company is following this recommendation and recognizes, for both employees and non-employees, the fair market value of the Company’s stock on the date of stock issuance or option grant.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2006.

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
December 31, 2006 and 2005

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

Reclassification
Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.

2. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended December 31, 2006 and 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

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

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

5. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2006, consist of the following:

Finished Goods	$447,797
Samples	147,099
Packaging	3,286
598,181
Less: Reserve for obsolete and slow moving inventory	(199,256)
Total	$398,925

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2006, consists of the following:

Furniture	$46,127
Equipment	22,445
Leasehold improvements	61,757
Subtotal	130,329
Less accumulated depreciation	(120,439)
Total	$9,890

Depreciation expense charged to operations was $17,527 and $26,218 for the years ended December 31, 2006 and 2005, respectively.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2006:
Accounts payable	$3,150,937
Accrued interest	274,780
Accrued salaries, bonuses and payroll taxes	100,507
Accrued royalties	162,344
Accrued professional fees	48,000
Accrued minimum purchase obligations	265,209
Miscellaneous accruals	12,066
$4,013,843

8. DEBT
Short-term debt at December 30, 2006, is as follows:

Cash advances by three accredited investors, due on demand, non-interest bearing except for $46,000 which carries interest at 12% per year.	$50,440

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
25,000

Promissory note dated October 17, 2002 in the amount of $125,000, bearing interest at 12% per annum, originally maturing February 17, 2003 less discount. The 12% interest per annum accrued to date on the principal amount outstanding is to be paid weekly with 25% of all cash receipts received by the Company. The Company issued 70,000 3-year common stock purchase warrants exercisable at $.50 per share in conjunction with the note and has recorded a discount for the fair market value (computed under Black-Scholes) for the warrant. The maturity date on the note was extended to September 17, 2003 and subsequently to March 26, 2004. The note has been changed to be due on demand and $27,747 remain outstanding at December 31, 2006.
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

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

DEBT (Continued)

Promissory note dated March 5, 2003, bearing interest payable in the form of 100,000 shares of restricted common stock, issued to an accredited investor and originally maturing April 5, 2003. The note was initially extended to October 5, 2003. The note was subsequently extended to March 26, 2004 bearing 12% interest per annum, and has subsequently been changed to be due on demand and remains outstanding at December 31, 2006.	150,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to be due on demand and remains outstanding at December 31, 2006.	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at December 31, 2006. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000

Promissory note issued to an accredited investor on December 13, 2004 and maturing December 13, 2005. The note was subsequently changed to be due on demand and carries interest at the rate of 8% per year and is convertible at the option of the holder into common shares at the rate of $0.25 per share.	25,000

Promissory note issued to an accredited investor on February 18, 2005 and maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at December 31, 2005 and is now due on demand.	100,000

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

DEBT (Continued)

Promissory note issued to an accredited investor on March 17, 2005 and maturing June 15, 2005, carrying interest at the rate of 10% per year. In the event of default by debtor, the interest rate increases to 20% per year. $147,515 had been repaid during 2006, with the balance remaining open at December 31, 2006, payable on demand. The note was subject to a $20,000 origination fee and assumption of $3,000 related legal expenses.	72,485

Promissory note for $100,000 issued to an accredited investor on July 19, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. $20,000 were repaid in December 2005 and $40,000 during 2006, with the maturity of the remainder extended to December 31, 2006. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	40,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Two promissory notes for $100,000 each issued to an accredited investor on August 15 and September 1, 2005 and originally maturing December 31, 2005, and thereafter changed to due on demand. The note carries interest at the rate of 10% per year. The notes are presently due on demand. In connection with this change 50,000 5-year warrants, exercisable at $0.25/share have been issued to the investor. The notes are convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Two promissory notes for $100,000 each issued to an accredited investor on August 17 and August 31, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The notes have been changed to be due on demand. In connection with this change 150,000 5-year warrants, exercisable at $0.38/share have been issued to the investor. The notes are convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $305,095 on December 31, 2006.	305,095

Three promissory notes issued to an accredited investor on February 1, 2006 and March 15, 2006, originally maturing 3/31/06 and 4/30/06, since changed to be due on demand. The notes carry interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	300,000

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	220,000

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

DEBT (Continued)

Promissory grid note issued to an accredited investor on November 14, 2006, due on demand. The note carries interest at the rate of 10% per year and has an open balance of $70,000 on December 31, 2006.	70,000

Promissory note issued to an accredited investor on March 31, 2006, originally maturing on 5/31/06. The note had been changed to be due on demand, against issuance of 300,000 shares, against issuance of warrants for the purchase of 100,000 shares, exercisable at $0.25/share. The Company paid $64,790 in interest and interest penalty charges during 2006.	214,000

15 promissory notes issued to 15 accredited investors in May 2006, originally maturing in June 2006, except for six notes which have been changed to mature on 8/16/07 against issuance of 300,000 shares. The other notes have since changed to be due on demand. The Company had issued warrants for an aggregate 1,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	450,000

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000

13 promissory notes issued to 13 accredited investors between July and September 2006, originally maturing at various dates between 9/15/06 and 1/31/07, with those maturing in 2006 having since been changed to be due on demand. The Company had issued warrants for an aggregate 2,100,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	555,000

5 promissory notes issued to 5 accredited investors in September 2006, maturing at various dates between 11/30/06 and 1/31/07, with those maturing in 2006 having since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	98,000

5 promissory notes issued to 5 accredited investors in October 2006, maturing on 1/31/07. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

DEBT (Continued)

4 promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	280,000

Promissory note for $300,000 issued to an accredited investors on December 18, 2006 and maturing February 13, 2007. The investor was paid $30,000 and was issued 500,000 shares in lieu of interest and loan origination fee.	300,000

Total Short Term Debt	$5,073,229

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

9. LONG TERM DEBT

Long-term debt at December 31, 2005 is as follows:

Two convertible promissory notes to an accredited investor dated August 8, 2006, maturing August 6, 2005, bearing no interest. The notes have been changed to be due on demand and remain open at December 31, 2006. The notes are convertible into restricted shares of common stock at the option of the holder at a rate of $0.25 per share.	$50,000

Less Current Maturities	(50,000)

Total Long Term Debt	$0

10. INCOME TAX

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2006	2005
State current provision (benefit)	$(156,193)	$(230,878)
State deferred provision (benefit)	-	-
	$(156,193)	$(230,878)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. The Company entered into an agreement under which it retained unrelated intermediaries to identify a buyer for Millennium’s 2006 and 2005 NOL Carryovers. The total tax benefit of this transaction was $156,193 in 2006 and $230,878 in 2005.

The Company’s total deferred tax asset and valuation allowance approximates:
	Year Ended December 31,
	2006	2005
Total deferred tax asset, non-current	$10,956,000	$$9,133,757
Less valuation allowance		(9,133,757)
Net deferred tax asset, non-current	$(10,956,00)	$0.00-

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

11. EMPLOYMENT AGREEMENTS

Pursuant to a first amendment dated November 11, 2005 to his original employment agreement, dated April 1, 2001, between Millennium and the Company’s President and CEO, Jerry Swon, Mr. Swon is entitled to a base salary of $300,000 per year. Immediately following the first fiscal quarter in which the Company shall have achieved annualized revenues in excess of $5,000,000, the Base Salary shall be increased to the rate of $400,000 per annum. Immediately following the first fiscal quarter in which the Company shall have achieved annualized revenues in excess of $10,000,000, the Base Salary shall be increased to the rate of $500,000 per annum. In addition to a base salary Millennium shall pay a discretionary bonus, payable annually during each year of the term, at the sole and exclusive discretion of Millennium. Mr. Swon also receives a monthly expense allowance. Pursuant to the amendment Mr. Swon is to receive Options exercisable at a rate of $0.50 per share to purchase 5,000,000 shares of common stock of which (a) Options for the first 1,000,000 shares shall vest and become exercisable immediately following the first fiscal year in which the Company shall have achieved annual revenues in excess of $5,000,000; (b) Options for the second 1,000,000 shares shall vest and become exercisable immediately following the first year in which the Company shall have achieved annual revenues in excess of $10,000,000; (c) Options for the third 1,000,000 shares shall vest and become exercisable immediately following the first year in which the Company shall have achieved annual revenues in excess of $15,000,000; (d) Options for the fourth 1,000,000 shares shall vest and become exercisable immediately following the first year in which the Company shall have achieved annual revenues in excess of $20,000,000; and (e) Options for the fifth 1,000,000 shares shall vest and become exercisable immediately following the first year in which the Company shall have achieved annual revenues in excess of $25,000,000.

Pursuant to a five year amended employment agreement, dated December 22, 2005, with Millennium, Carl Germano who has been serving since May 2001 and continues to serve as Executive Vice President of Product Development & Research is entitled to a base salary of $200,000 per year. In addition to the base salary Mr. Germano was initially granted as stock option by Millennium to purchase an aggregate of 1,408,979 shares of common stock of Group at an exercise price of $.37 per share in 2001, the exercise period of which option shall be extended to December 31, 2010. Provided the Executive is continually employed under the terms of the amended employment agreement by the Company through January 15, 2006, the exercise price for the Group Stock Options shall be reduced to $.01 per share effective as of that date. The terms for Mr. Germano to receive this Option are as follows: Mr. Germano must adhere to the non-complete clause ending on the earlier of (i) May 18, 2011 or (ii) such date as the Company terminates the Executive’s Employment without cause. In the event that Mr. Germano terminates the Agreement at any time during the five year period commencing upon the date if the Second Amendment, Executive shall immediately and automatically forfeit and return to the Company such number of Group Stock Options as determined by the following formula: If such termination occurs prior to the first anniversary of this Second Amendment -- 100% of the Group Stock Options; if such termination occurs, respectively, prior to the second, third, fourth or fifth anniversary of this Second Amendment -- 80%, 60%, 40% or 20%, respectively, of the Group Stock Option. In lieu of delivering the requisite number of Group Stock Options and,or to the extent that Executive has exercised the Group Stock Option and, as a result, is unable to return the requisite number of the Group Stock Options, Executive shall pay the Company an amount equal to $0.36 times the number of Group Stock Options that the Executive is required to return but does not return. If, at any time after the second anniversary of this Second Amendment, there is a Change of Control and Executive does not voluntarily terminate the Agreement prior to the date of the Change of Control, the provisions of this subsection (b) shall be null and void and of no further effect.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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

12. CAPITAL STOCK

a) Preferred Stock

Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company’s common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired. Convertible Series D preferred shares ("Series D") are non-dividend bearing and are convertible into shares of the Company’s common stock at the option of the Company and are subject to adjustment in accordance with certain anti-dilution clauses. Pursuant to the Agreement and Plan of Reorganization with Millennium, 237,049.7 Series D shares were issued in exchange for all outstanding common stock of Millennium. An additional 4,148.8 shares were issued in July 2001 at prices between $24.00 and $36.00 per share to four individual accredited investors. All Series D Preferred Shares were converted into common stock in April 2002.

b) Voting Rights
The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

CAPITAL STOCK (Continued

c) Dividend Restrictions

No cash dividends may be declared or paid on the Company’s common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock. No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding.

d) Other information is summarized as follows:

	Convertible Series B	Cumulative Series C	Convertible Series D
Number of common shares to be issued upon conversion of each preferred share	10	None	641.215
Redemption price and involuntary liquidation value per preferred shares (if redeemed, ranking would be Convertible Series D then , Convertible Series B then Cumulative Series C)	$2.00	$10.00 (1)	$1.00
(1) Plus any dividend in arrears.

Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value. Series B shares are stated at par value.
22

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

13. OPTIONS AND WARRANTS

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123). Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded.

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2006.

The granting of the following Company stock options was not under a formal stock option plan.

Information regarding the Company’s stock options and warrants for fiscal years ended December 31, 2006 and 2005 is as follows:

	December 31, 2006		December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	10,368,283	$0.36	2,255,312	$0.36
Options expired	(160,304)	0.37	(70,000)	0.50
Options granted	-	-	9,977,979	0.30
Options cancelled	-	-	(1,795,008)	0.37
Options outstanding - end of year	10,207,979	$0.31	10,368,283	$0.31

Stock price at end of year	$0.22		$0.31

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

OPTIONS AND WARRANTS, Continued

	December 31, 2006		December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Option price range for exercised shares	N/A	N/A	N/A	N/A
Options available for grant at end of year	N/A	N/A	N/A	N/A

Warrants outstanding - beginning of year	13,893,763	$0.64	17,968,913	$0.61
Warrants exercised	(686,504)	0.03	(2,514,434)	0.25
Warrants granted	13,329,204	0.24	975,000	0.34
Warrants expired	(5,278,752)	0.42	(2,535,716)	0.45
Warrants outstanding - end of year	21,257,711	$0.45	13,893,763	$0.64

Warrants price range at end of year	$0.01 - $2.65		$0.17 - $2.65

Warrants price for exercised shares	$0.25		$0.25-0.40
Warrants available for grant at end of year	N/A	N/A	N/A	N/A

The weighted exercise price and weighted fair value of options and warrants granted by the Company for years ended 2006 and 2005, are as follows:

	December 31, 2006		December 31, 2005
	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of options and warrants granted during the year whose exercise price exceeded fair market value at the date of grant	$0.25	$0.21	$0.47	$0.22

Weighted average of options and warrants granted during the year whose exercise price was equal or lower than fair market value at the date of grant	$0.24	$0.36	$0.07	$0.33

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

OPTIONS AND WARRANTS, Continued

The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 2006.
Range of Exercise Prices	Number Outstanding at December 31, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.01 - 0.17	4,022,515	35 Mo’s	$0.02	4,022,514	$0.02
$0.25	13,195,373	32 Mo’s	$0.25	13,195,373	$0.25
$0.35 - 2.65	14,247,803	33 Mo’s	$0.66	14,247,803	$0.66
	31,465,690			31,465,690

The Company has used the fair value based method of accounting for its employee stock options beginning with the year ended December 31, 2006, as prescribed by Statement of Financial Accounting Standards No. 123. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; and expected volatility 80%.

Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was $1,063,863 and $1,174,531 in 2006 and 2005, respectively. In addition, the Company notes a contingent liability from the fair value of unvested options granted to certain employees where vesting is conditional upon the Company reaching certain revenue targets (see “Employment Agreements”). Such contingent liabilities amount to $$422,436.

14. OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

On October 2001, the Company signed a 5-year lease commencing in December 2002, for approximately 4,500 square feet of office space in Bernardsville, NJ at a monthly rental of $9,116 through November, 2004 and $9,876 thereafter, plus an allocated portion of certain operating expenses. The lease is personally guaranteed by the Company’s Chief Executive Officer Jerry E. Swon.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

OPERATING LEASE COMMITMENTS, Continued

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2005:

Year Ending December 31,
2007	108,636
2008	-
2009	-
Total minimum payments required	$108,636

Rent expense for the Company under operating leases for the years ended December 31, 2006 and 2005 was $118,512 and $118,325, respectively.

15. NEW ACCOUNTING PRONOUNCEMENTS
.
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Asset. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NEW ACCOUNTING PRONOUNCEMENTS (continued)

On September 13, 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.”, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payments.

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1." This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).”

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R)." This FASB Staff Position (FSP) addresses certain technical corrections of FASB Statement No. 123 (revised 2004), Share-Based Payment.

The Company’s adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company’s financial position, results of operations and cash flows.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

16. RELATED PARTY TRANSACTIONS

On January 11, 2001 Millennium entered into an Investment and Assignment Agreement with David Miller, a founding shareholder of the Company. Pursuant to the agreement, Mr. Miller assigned to Millennium all of his rights, title and interest to all formulations, material and technologies made, invented or developed by him which relate in any way to nutraceutical supplements and also granted Millennium the exclusive right to patent and trademark any such inventions. In consideration of the assignment, Millennium issued 2,671,729 shares of its common stock to Mr. Miller and granted to him a perpetual royalty equal to 3.33% of the gross sales of RESURGEX® AND RESURGEX PLUS® and 3.3% of the gross profit from the sale of any additional products of Millennium.

On January 11, 2001 Millennium entered into Royalty and Investment Agreements with Jane Swon (spouse of Jerry E. Swon) and P. Elayne Wishart (spouse of former Chief Operating Officer and Director Bruce Deichl). Pursuant to such agreements, Ms. Swon and Ms. Wishart were each issued 4,007,594 shares of Millennium common stock for consideration of $25,000 each. In addition, Ms. Swon and Ms. Wishart each paid Millennium $25,000 for a perpetual royalty pursuant to which they are each entitled to 3.3% of the gross sales of RESURGEX® and RESURGEX PLUS® and 3.3% of the gross profit from the sale of any additional products. The $50,000 consideration is being amortized over 10 years to additional paid-in-capital.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

17. MAJOR VENDORS

For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of one vendor.

18. COMMITMENTS

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

19. LITIGATION

None

20. SUBSEQUENT EVENTS

