Form 10QSB
period 2007-03-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2007-05-21
CIK 72170

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number 0-3338

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-1558317
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of May 15, 2007, was 77,886,476 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

Page Number
PART 1 - FINANCIAL INFORMATION	3

Item 1 Condensed Consolidated Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheet
- March 31, 2007	3

Condensed Consolidated Statements of Operations
- Three months ended March 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows
- Three months ended March 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6 - 16

Item 2 Management’s Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3 Controls and Procedures	22

PART II - OTHER INFORMATION	17- 24

SIGNATURES	24

PART I - Item 1

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

Assets
Current Assets
Cash	$125,617
Accounts receivable, net of allowance for
doubtful accounts of $150,000	61,019
Inventories	464,778
Prepaid expenses	167,525
Total Current Assets	818,939
Property and equipment, net of accumulated
depreciation of $124,221	6,108
Patents, net of accumulated amortization of $3,263	8,254
Deposits	18,352
Total Assets	851,653

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	5,617,407
Liability for stock to be issued	468,351
Short term debt	6,043,524
Current maturities of long term debt	50,000
Total Current Liabilities	12,179,282
Accrued royalties, long-term portion	13,750
Total Liabilities	12,193,032

Stockholders’ Equity (Deficit)
Preferred Stock, $1 par value, 810,360 shares authorized:
Convertible, Series B, non-voting, 65,141 shares issued and outstanding,at redemption value	130,282
Cumulative, Series C, non-voting, 64,762 shares issued and outstanding	64,763
Convertible, Series D, 0 shares issued and outstanding	-
Common Stock, $0.001 par value, 400,000,000 shares authorized,75,585,507 shares issued and outstanding	75,585
Additional paid-in capital	28,765,002
Accumulated deficit	(40,377,011)
Total Stockholders’ Equity (Deficit)	(11,341,379)

Total Liabilities and Equity (Deficit)	$851,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Total Revenues	$222,683	$218,495

Cost of Goods Sold	185,760	155,472

Gross Profit	36,923	63,023

Research and development cost	1,720	13,226
Selling, general & administrative expenses	2,619,668	2,919,793

Loss from Operations	(2,584,465)	(2,869,996)

Other (Expense)
Interest expense and financing costs	(1,271,064)	(435,820)
Miscellaneous expense	-	(1,055)
Total Other (Expense)	(1,271,064)	(436,875)

Loss before provision for Income Taxes	(3,855,529)	(3,306,871)

Provision for Income Taxes	-	2,351

Net Loss	$(3,855,529)	$(3,309,222)
Net Loss per Common Share	$(0.06)	$(0.05)
Weighted Average Number of
Common Shares Outstanding	72,548,104	61,367,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(3,855,529)	$(3,309,222)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	3,926	5,818
Change in bad debts reserve	(20,000)	-
Securities issued for services	555,250	150,000
Conversion feature of notes	184,920	159,593
Amortization of deferred compensation	-	113,436
Stock issued for interest and financing cost	579,747	155,820
Stock and options issued for compensation	331,548	552,985
Decreases (Increases) in Assets
Accounts receivable	(34,483)	3,200
Inventories	(65,853)	219,588
Prepaid expenses	(139,739)	10,724
Other assets	-	(2,143)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	1,603,563	(83,951)
Liability for stock to be issued	-	(660,851)
Net Cash Used by Operating Activities	(856,650)	(2,685,003)

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,000,295	924,000
Repayment of loans and notes payable	(30,000)	(545,000)
Changes in long term royalties obligation	-	(1,250)
Issuance of common stock	-	2,507,741
Net Cash Provided by Financing Activities	970,295	2,885,491

Net Increase in Cash	113,645	200,488
Cash at beginning of period	11,972	54,105
Cash at end of period	$125,617	$254,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Millennium Biotechnologies Group, Inc. (the Company or "Millennium Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium’s principal source of revenue is from sales of its nutraceutical supplements, RESURGEX® RESURGEX PLUS® and Defenzyme™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006, have been included.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $144 and $432, for the quarters ended March 31, 2007 and 2006, respectively.

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $5,769 and $22,608 for the quarters ended March 31, 2007 and 2006, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for grants of stock, stock option and other equity instruments to employees as well as non-employees based on fair value. The fair market value of the Company’s stock on the date of stock issuance or option grant is used.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

2. GOING CONCERN

In their report for the fiscal year ended December 31, 2006, the Company’s auditors had noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital.

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

4. PREPAID EXPENSES

Prepaid expenses consists of $140,625 unamortized directors’ fees, $16,362 prepaid insurance costs and $10,538 prepaid rent and miscellaneous expenses.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

5. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at March 31, 2007 consist of the following:

Raw Materials	$0
Work in Process	460
Samples	129,509
Finished Goods	395,777
Packaging	3,286
529,032
Less: Reserve for losses	(64,254)
Total	$464,778

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at March 31, 2007, consists of the following:

Furniture	$46,127
Equipment	22,445
Leasehold improvements	61,757
Subtotal	130,329
Less accumulated depreciation	(124,221)
Total	$6,108

Depreciation expense charged to operations was $3,782 and $5,674 for the quarters ended March 31, 2007 and 2006, respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2007:

Accounts payable	$4,173,625
Accrued interest	492,130
Accrued salaries, bonuses and payroll taxes	148,323
Accrued royalties	193,577
Accrued professional fees	35,262
Accrued minimum purchase obligations	265,209
Accrued director’s compensation	309,281
$5,617,407

8. DEBT

Short-term debt at March 31, 2007, is as follows:

Cash advances by three accredited investors, due on demand, non-interest bearing except for $46,000 which carries interest at 12% per year.	$50,440

Promissory note dated December 17, 2002, originally for $50,000 issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note has been changed to be due on demand and remains outstanding at December 31, 2005. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date. Management has repaid $25,000 in December 2003. The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at a rate of $0.01 per share. The computed discount (computed with Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.
25,000

Promissory note dated October 17, 2002 in the amount of $125,000, bearing interest at 12% per annum, originally maturing February 17, 2003 less discount. The 12% interest per annum accrued to date on the principal amount outstanding is to be paid weekly with 25% of all cash receipts received by the Company. The Company issued 70,000 3-year common stock purchase warrants exercisable at $.50 per share in conjunction with the note and has recorded a discount for the fair market value (computed under Black-Scholes) for the warrant. The maturity date on the note was extended to September 17, 2003 and subsequently to March 26, 2004. The note has been changed to be due on demand and $27,747 remain outstanding at March 31, 2007.
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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

DEBT (Continued)

Promissory note dated March 5, 2003, bearing interest payable in the form of 100,000 shares of restricted common stock, issued to an accredited investor and originally maturing April 5, 2003. The note was initially extended to October 5, 2003. The note was subsequently extended to March 26, 2004 bearing 12% interest per annum, and has subsequently been changed to be due on demand and remains outstanding at March 31, 2007.	150,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to be due on demand and remains outstanding at March 31, 2007.	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at March 31, 2007. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000

Promissory note issued to an accredited investor on December 13, 2004 and maturing December 13, 2005. The note was subsequently changed to be due on demand and carries interest at the rate of 8% per year and is convertible at the option of the holder into common shares at the rate of $0.25 per share.	25,000

Promissory note issued to an accredited investor on February 18, 2005 and maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at March 31, 2007 and is now due on demand.	100,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

DEBT (Continued)

Promissory note issued to an accredited investor on March 17, 2005 and maturing June 15, 2005, carrying interest at the rate of 10% per year. In the event of default by debtor, the interest rate increases to 20% per year. $147,515 had been repaid during 2006, with the balance remaining open at March 31, 2007, payable on demand. The note was subject to a $20,000 origination fee and assumption of $3,000 related legal expenses.	72,485

Promissory note for $100,000 issued to an accredited investor on July 19, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. $20,000 was repaid in December 2005 and $40,000 during 2006, then $30,000 during the first quarter of 2007 with the maturity of the remainder extended to December 31, 2006, since changed to be due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	10,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Two promissory notes for $100,000 each issued to an accredited investor on August 15 and September 1, 2005 and originally maturing December 31, 2005, and thereafter changed to due on demand. The note carries interest at the rate of 10% per year. The notes are presently due on demand. In connection with this change 50,000 5-year warrants, exercisable at $0.25/share have been issued to the investor. The notes are convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Two promissory notes for $100,000 each issued to an accredited investor on August 17 and August 31, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The notes have been changed to be due on demand. In connection with this change 150,000 5-year warrants, exercisable at $0.38/share have been issued to the investor. The notes are convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $510,390 on March 31, 2007.	510,390

Three promissory notes issued to an accredited investor on February 1, 2006 and March 15, 2006, originally maturing 3/31/06 and 4/30/06, since changed to be due on demand. The notes carry interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	300,000

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	220,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

DEBT (Continued)

Promissory grid note issued to an accredited investor on November 14, 2006, due on demand. The note carries interest at the rate of 10% per year and has an open balance of $70,000 on March 31, 2007.	70,000

Promissory note issued to an accredited investor on March 31, 2006, originally maturing on 5/31/06. The note had been changed to be due on demand, against issuance of 300,000 shares, against issuance of warrants for the purchase of 100,000 shares, exercisable at $0.25/share. The Company paid $64,790 in interest and interest penalty charges during 2006.	214,000

15 promissory notes issued to 15 accredited investors in May 2006, originally maturing in June 2006, except for six notes which have been changed to mature on 8/16/07 against issuance of 300,000 shares. The other notes have since changed to be due on demand. The Company had issued warrants for an aggregate 1,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	450,000

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000

13 promissory notes issued to 13 accredited investors between July and September 2006, originally maturing at various dates between 9/15/06 and 1/31/07, with those maturing in 2006 having since been changed to be due on demand, and those originally maturing in January 2007 now due on 8/17/07. The Company had issued warrants for an aggregate 2,100,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.
555,000

5 promissory notes issued to 5 accredited investors in September 2006, maturing at various dates between 11/30/06 and 1/31/07, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	98,000

5 promissory notes issued to 5 accredited investors in October 2006, maturing on 1/31/07, now extended to 8/17/07. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

DEBT (Continued)

4 promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	280,000

Promissory note for $300,000 issued to an accredited investor on December 18, 2006 and maturing February 13, 2007, since extended to April 16, 2007. The investor was paid $30,000 and was issued 500,000 shares in lieu of interest and loan origination fee.	300,000

Two promissory notes issued to two accredited investors in January 2007, maturing on 3/31/07 and 7/28/07. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carry interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share	325,000

Non interest bearing advance from an outside director, repayable on demand	20,000

Three promissory notes issued to accredited investors in March 2007, maturing in May and June 2007. The Company had issued warrants for an aggregate 666,667 shares, exercisable at $0.15/share, and 325,000 shares as loan origination fees. The notes carry interest at the rates between 10% and 24% per year until maturity and thereafter are subject to a rates of between 14% and 28% per year if not repaid at maturity. One note is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%.	450,000
Total Short Term Debt	$6,043,524

9. LONG TERM DEBT

Long-term debt at March 31, 2007 is as follows:

Two convertible promissory notes to an accredited investor dated August 8, 2003, maturing August 8, 2005, bearing no interest. The notes have been changed to be due on demand and remain open at March 31, 2007. The notes are convertible into restricted shares of common stock at the option of the holder at a rate of $0.25 per share.	$50,000
Less Current Maturities	(50,000)

Total Long Term Debt	$0

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

The Company’s total deferred tax asset and valuation allowance approximates:

	Year Ended December 31,
	2006	2005
Total deferred tax asset, non-current	$10,869,445	$9,133,757
Less valuation allowance	(10,869,445)	(9,133,757)
Net deferred tax asset, non-current	$-	$0.00-

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

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:

Year Ending December 31,
2007	82,044
Total minimum payments required	$82,044

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

12. RELATED PARTY TRANSACTIONS

None.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Results of Operations for the Quarter Ended March 31, 2007:

Total revenues generated from the sales of RESURGEX®, RESURGEX PLUS® and RESURGEX SELELCT™ for the quarter ended March 31, 2007 were $222,683, an increase of approximately 2% from the first quarter in 2006 which had total revenues of $218,495.

Gross profits for the quarter ended March 31, 2007 amounted to $36,923 for a 17% gross margin. This compares to a $63,023 and 29%, respectively, for the first quarter in 2006. The slight decrease is primarily due to volatility in pricing related to certain raw materials. Management expects gross margins to increase by taking advantage of economies of scale when the Company realizes increased revenue levels.

After deduction of selling, general and administrative expenses of $2,619,668 and research and development costs of $1,720, the Company realized an operating loss of $2,584,465. Included in selling, general and administrative expenses are $1,655,391 non-cash outlays in the form of restricted stock issued for compensation and services. As required by current SEC guidelines, the Company recorded such transactions at the fair market price on the date of issuance.

The net result for the quarter ended March 31, 2007 was a loss of $3,855,529 or $0.05 per share, compared to a loss of $3,309,222 or $0.05 per share for the prior year.

Liquidity and Capital Resources

The Company’s operations were generally financed by new debt and equity investments through private placements with accredited investors. During the first quarter of 2007, the Company obtained new working capital primarily though the issuance of common stock to accredited private investors and the placement of short-term debt. Such transactions resulted in the receipt by the Company of $1,000,295. These funds were adequate to fund ongoing operations although they were not sufficient to build up a liquidity reserve. The Company’s financial position at the end of the quarter shows a working capital showing a deficit of $11,341,379. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

Management expects, but cannot assure, it will be able to successfully conclude the above said transaction. See “We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business” in “Risk Factors” below.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the quarter ended March 31, 2007, we generated revenues of $222,683 from sales of our three products. However, during this period we realized net losses of $3,855,529. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have increased this quarter as compared to last, our operating expenses are significantly greater than our revenues. During the first quarter of 2007, the Company obtained new working capital from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $1,000,295 through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at rates between $0.10 and $0.25 per share. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the first quarter of 2007. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2006 included in our annual report on form 10-KSB for the year then ended were prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained herein included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2006 consolidated financial statements and our March 31, 2007 interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of RESURGEX®, RESURGEX Plus™ and RESURGEX SELECT™ and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

We own all rights to the formulation of RESURGEX® and RESURGEX Plus®, have a use and compositional patent with respect to RESURGEX® (which covers RESURGEX Plus®). We also have registered trademarks for the names "RESURGEX" and “RESURGEX Plus”. We have filed patent applications internationally with regards to RESURGEX® AND RESURGEX Plus®. No assurance can be given that patents will be issued from pending applications or that there rights, if issued and the rights from our existing patents and registered name will afford us adequate protections. In addition, we rely on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or produce products which provide the same benefits as RESURGEX® and RESURGEX Plus® or our other proposed products. RESURGEX Select™ is currently patent pending and the Company has received trademark protection.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 31, 2007, 75,585,507 shares are issued and outstanding. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of May 15, 2007, approximately 9,359,042 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of May 15, 2007, we had warrants outstanding for the purchase of an aggregate of 26,364,555 shares of our common stock, and stock options for 10,494,464 shares. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

During the quarter ended March 31, 2007, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i)  2,570,000 shares of its common stock to eighteen individuals for business consulting and financial advisory services.

(ii)  20,000 shares of its common stock to an employee as part of his total remuneration.

(iii)  1,341,884 shares of its common stock to an employee pursuant to his cashless exercise of 1,408,979 options.

(iv)  2,525,000 shares of its common stock to six creditors as loan origination fees and in connection with the extension of the maturity of promissory notes and in lieu of interest.

(v)  Warrants for 1,566,667 shares of its common stock to two creditors in connection with the issue and the extension of the maturity of promissory notes.

(b)	Not Applicable

(c)	Not Applicable

Item 3 Defaults Upon Senior Securities

- None

Item 4 Submission of Matters to a Vote of Securities’ Holders

On February 21, 2007, at a Special Meeting of Stockholders:

Proposal 1: The following votes were cast with regard to the authorization of the sale by Millennium Biotechnologies, Inc. (“Subsidiary”) of its nutraceuticals business, which sale constitutes substantially all of the Company’s and the Subsidiary’s assets under Delaware law, pursuant to an Asset Purchase Agreement to be entered into among the Company, the Subsidiary, RAC Nutrition Corporation and RAC Nutrition Holdings LLC:

Votes in Favor		Votes Against		Votes Abstained
In Person	By Proxy	In Person	By Proxy	In Person	By Proxy

0	36,544,021	0	1,198,902	0	204,558

Proposal 2: The following votes were cast with regard to the amendment of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 shares to 400,000,000 shares:

Votes in Favor		Votes Against		Votes Abstained
In Person	By Proxy	In Person	By Proxy	In Person	By Proxy

0	34,982,413	0	2,715,715	0	249,353

Proposal 3: The following votes were cast with regard to the ratification and approval of Bagell, Josephs Levine & Company, L.L.C., as our independent registered public accountants, to audit our financial statements for the fiscal year ending December 31, 2006:

Votes in Favor		Votes Against		Votes Abstained
In Person	By Proxy	In Person	By Proxy	In Person	By Proxy

0	54,100,862	0	107,651	0	278,849

Total shares voted at the meeting: 54,487,362 out of 69,498,680 eligible to vote.

Proposition 1, 2, and 3 passed as they were voted in favor by shareholders by 52.58%, 50.34%, and 77.84% respectively. However, Proposition 1 was not consummated for the following reasons: The Asset Purchase Agreement, among RAC Nutrition Corporation (“RAC”), Millennium Biotechnologies Group, Inc. (the “Company”) and the Company’s wholly owned subsidiary Millennium Biotechnologies, Inc. expired. The Asset Purchase Agreement, as amended, required the Company to satisfy various closing conditions prior to February 15, 2007. As of March 5, 2007, RAC confirmed that the agreement had expired because such conditions had not been satisfied. Pursuant to the Asset Purchase Agreement, the Company had agreed to sell substantially all of its assets to RAC. RAC has advised the Company that it will seek from the Company reimbursement of its reasonable, actual out-of-pocket expenses relating to the Asset Purchase Agreement.

The Company expects that the termination of the Asset Purchase Agreement will also result in the termination of the previously announced Securities Purchase Agreement, among the Company and the Purchasers identified therein, for the sale of the Company’s Series E Convertible Preferred Stock, Series F Convertible Preferred Stock, Warrants and Additional Investment Rights, the closing of which is conditioned upon the closing of the Asset Purchase Agreement.

A further description of the Asset Purchase Agreement, the Securities Purchase Agreement and the transactions contemplated therein is set forth in the Company’s Current Reports on Form 8-K filed on November 1, 2006 and August 16, 2006 and the exhibits annexed thereto, which are incorporated herein by reference.

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

Date: May 21, 2007	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer Chief Accounting Officer