Form 10QSB
period 2007-06-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2007-08-20
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

Yes ☐  No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of August 17, 2007, was 86,290,254 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheet
	- June 30, 2007	3

	Consolidated Statements of Operations
	- Three and six months ended June 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows
	- Six months ended June 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6 - 17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Controls and Procedures	24

PART II - OTHER INFORMATION		24

SIGNATURES		26

PART I - Item 1

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

Assets
Current Assets
Cash	$5,819
Accounts receivable, net of allowance for doubtful accounts of $50,000	87,815
Inventories	201,264
Prepaid expenses	. 122,106
Total Current Assets	417,004
Property and equipment, net of accumulated depreciation of $127,908	2,421
Patents, net of accumulated amortization of $3,407	8,110
Deposits	34,406
Total Assets	461,941
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	6,347,490
Liability for stock to be issued	468,351
Short term debt	6,391,046
Current maturities of long term debt	50,000
Total Current Liabilities	13,256,887
Accrued royalties, long-term portion	12,500
Total Liabilities	13,269,387

Stockholders’ Equity (Deficit)
Preferred Stock, $1 par value, 810,360 shares authorized:
Convertible, Series B, non-voting, 65,141 shares issued and outstanding, at redemption value	130,282
Cumulative, Series C, non-voting, 64,762 shares issued and outstanding	64,763
Convertible, Series D, 0 shares issued and outstanding	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 84,523,537 shares issued and outstanding	84,523
Additional paid-in capital	29,624,179
Accumulated deficit	(42,711,193)
Total Stockholders’ Equity (Deficit)	(12,807,446)

Total Liabilities and Equity (Deficit)	$461,941

The accompanying notes are an integral part of the consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total Revenues	$159,296	$200,898	$381,979	$419,393
Cost of Goods Sold	101,433	152,140	287,193	307,612
Gross Profit	57,863	48,758	94,786	111,781

Research and development cost	9,668	12,266	11,388	25,492
Selling, general & administrative expenses	1,535,774	3,080,877	4,155,442	6,000,670
Total operating expenses	1,545,442	3,093,143	4,166,830	6,026,162

Loss from Operations	(1,487,579)	(3,044,385)	(4,072,044)	(5,914,381)

Other Income (Expense)
Miscellaneous income (expense)	2,393	(463)	2,393	(1,518)
Disposal obsolete inventory	(158,582)	-	(158.582)	-
Interest and financing cost, net	(690,415)	(966,853)	(1,961,479)	(1,402,673)
Total Other Income (Expense)	(846,604)	(967,316)	(2,117,668)	(1,404,191)
Loss before Provision for Income taxes	$(2,334,183)	$(4,011,701)	$(6,189,712)	$(7,318,572)

Provision for Income Taxes	-	-	-	2,351

Net Loss	$(2,334,183)	$(4,011,701)	$(6,189,712)	$(7,320,923)

Net Loss per Common Share	$(0.03)	$(0.06)	$(0.08)	$(0.11)

Weighted Average Number of Common Shares Outstanding	77,825,179	66,924,578	75,186,641	64,145,938

The accompanying notes are an integral part of the consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(6,189,712)	$(7,320,923)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	7,757	10,196
Change in bad debts reserve	(120,000)	-
Securities issued for compensation	409,145	807,278
Securities /notes issued for costs and services	719,572	2,163,531
Notes offset against miscellaneous receivables	-	80,000
Conversion feature of notes	216,804	379,131
Amortization of deferred compensation	-	180,205
Stock issued for interest and financing cost	1,002,931	0
Decreases (Increases) in Assets
Accounts receivable	38,721	(10,213)
Inventories	197,661	257,698
Prepaid expenses	(94,320)	(64,248)
Other assets	(16,054)	(2,143)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	2,333,647	(31,818)
Liability for stock to be issued	-	(660,851)
Net Cash Used by Operating Activities	(1,493,848)	(4,212,157)

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,382,295	1,894,000
Repayment of loans and notes payable	(102,600)	(747,515)
Changes in long term royalties obligation	-	(2,500)
Issuance of common stock	208,000	3,030,116
Net Cash Provided by Financing Activities	1,487,695	4,174,101

Net Decrease in Cash	(6,153)	(38,056)
Cash at beginning of period	11,972	54,105
Cash at end of period	$5,819	$16,049

The accompanying notes are an integral part of the consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and the quarterly report on Form 10-QSB for the quarter ended March 31, 2007.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007, the results of operations for the three months and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006, have been included.

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
June 30, 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $144 and $144, for the quarters and $288 and $288 for the six months ended June 30, 2007 and 2006, respectively.

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $0 and $9,082 for the quarters ended June 30, 2007 and 2006, respectively.

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
June 30, 2007

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

4. PREPAID EXPENSES

Prepaid expenses consist of $93,750 unamortized directors’ fees, $17,818 prepaid insurance costs and $10,538 prepaid rent and miscellaneous expenses.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

5. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at June 30, 2007 consist of the following:

Raw Materials	$0
Work in Process	460
Samples	124,176
Finished Goods	137,596
Packaging	3,286
265,518
Less: Reserve for losses	(64,254)
Total	$201,264

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at June 30, 2007, consists of the following:

Furniture	$46,127
Equipment	22,445
Leasehold improvements	61,757
Subtotal	130,329
Less accumulated depreciation	(127,908)
Total	$2,421

Depreciation expense charged to operations was $3,687 and $4,235 for the quarters ended June 30, 2007 and 2006, respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2007:

Accounts payable	$4,798,108
Accrued interest	628,772
Accrued salaries, bonuses and payroll taxes	172,008
Accrued royalties	150,112
Accrued professional fees	24,000
Accrued minimum purchase obligations	265,209
Accrued director’s compensation	309,281
$6,347,490

In August 2007 the Company agreed to enter into a 3 year secured convertible debt instrument with its largest Creditor. The Creditor agreed to provide the Company a 15 month payment moratorium on payments of $2,700,000 represented in the above accounts payable section. Payments are to be made on quartery basis over the period of two years immediately following the 15 month payment moratorium the Company and the Creditor agreed to which begins in August 2007.

8. DEBT

Short-term debt at June 30, 2007, is as follows:

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
25,000

Promissory note dated October 17, 2002 in the amount of $125,000, bearing interest at 12% per annum, originally maturing February 17, 2003 less discount. The 12% interest per annum accrued to date on the principal amount outstanding is to be paid weekly with 25% of all cash receipts received by the Company. The Company issued 70,000 3-year common stock purchase warrants exercisable at $.50 per share in conjunction with the note and has recorded a discount for the fair market value (computed under Black-Scholes) for the warrant. The maturity date on the note was extended to September 17, 2003 and subsequently to March 26, 2004. The note has been changed to be due on demand and $27,747 remain outstanding at June 30, 2007.
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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

DEBT (Continued)

Promissory note dated March 5, 2003, bearing interest payable in the form of 100,000 shares of restricted common stock, issued to an accredited investor and originally maturing April 5, 2003. The note was initially extended to October 5, 2003. The note was subsequently extended to March 26, 2004 bearing 12% interest per annum, and has subsequently been changed to be due on demand and remains outstanding at June 30, 2007.	150,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to be due on demand and remains outstanding at June 30, 2007.	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at June 30, 2007. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000

Promissory note issued to an accredited investor on December 13, 2004 and maturing December 13, 2005. The note was subsequently changed to be due on demand and carries interest at the rate of 8% per year and is convertible at the option of the holder into common shares at the rate of $0.25 per share.	25,000

Promissory note issued to an accredited investor on February 18, 2005 and maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at December 31, 2005 and is now due on demand.	100,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

DEBT (Continued)

Promissory note issued to an accredited investor on March 17, 2005 and maturing June 15, 2005, carrying interest at the rate of 10% per year. In the event of default by debtor, the interest rate increases to 20% per year. $147,515 had been repaid during 2006, with the balance remaining open at June 30, 2007, payable on demand. The note was subject to a $20,000 origination fee and assumption of $3,000 related legal expenses.	72,485

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Two promissory notes for $100,000 each issued to an accredited investor on August 15 and September 1, 2005 and originally maturing December 31, 2005, and thereafter changed to due on demand. The note carries interest at the rate of 10% per year. The notes are presently due on demand. In connection with this change 50,000 5-year warrants, exercisable at $0.25/share have been issued to the investor. The notes are convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Two promissory notes for $100,000 each issued to an accredited investor on August 17 and August 31, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The notes have been changed to be due on demand. In connection with this change 150,000 5-year warrants, exercisable at $0.38/share have been issued to the investor. The notes are convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $457,790 on June 30, 2007.	457,790

Three promissory notes issued to an accredited investor on February 1, 2006 and March 15, 2006, originally maturing 3/31/06 and 4/30/06, since changed to be due on demand. The notes carry interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	300,000

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	220,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

DEBT (Continued)

Promissory grid note issued to an accredited investor on November 14, 2006, due on demand. The note carries interest at the rate of 10% per year and has an open balance of $70,000 on June 30, 2007.	70,000

Promissory note issued to an accredited investor on March 31, 2006, originally maturing on 5/31/06. The note had been changed to be due on demand, against issuance of 300,000 shares, against issuance of warrants for the purchase of 100,000 shares, exercisable at $0.25/share. The Company paid $64,790 in interest and interest penalty charges during 2006.	214,000

14 promissory notes issued to 14 accredited investors in May 2006, originally maturing in June 2006, except for six notes which have been changed to mature on 8/16/07 against issuance of 300,000 shares. The other notes have since changed to be due on demand. The Company had issued warrants for an aggregate 1,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	425,000

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000

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
555,000

4 promissory notes issued to 4 accredited investors in September 2006, maturing at various dates between 11/30/06 and 1/31/07, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	88,000

5 promissory notes issued to 5 accredited investors in October 2006, maturing on 1/31/07, now extended to 8/17/07. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

DEBT (Continued)

4 promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	280,000

Two promissory notes issued to two accredited investors in January 2007, maturing on 3/31/07, since changed to be due on demand, and 7/28/07. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carry interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share	325,000

Non interest bearing advance from an outside director, repayable on demand	20,000

Three promissory notes issued to accredited investors in March 2007, maturing in May and June 2007. The Company had issued warrants for an aggregate 666,667 shares, exercisable at $0.15/share, and 325,000 shares as loan origination fees. The notes carry interest at the rates between 10% and 24% per year until maturity and thereafter are subject to a rates of between 14% and 28% per year if not repaid at maturity. One note is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%.	450,000

Nine promissory notes issued to seven accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007. The notes carry interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year if not repaid at maturity. One note calls for the interest payable in form of common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share.	282,000

Two promissory notes issued to two accredited investors in February and in May 2007 for services performed, maturing in July and September 2007. . The notes carry interest at the rate of 12% per year until maturity and thereafter are subject to a rate of 17% per year plus shares of common stock as liquidated damages if not repaid at maturity.	55,000

Promissory note issued to an accredited investor on June 11, 2007, maturing July 15, 2007. The note carries interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 18% per year plus shares of common stock as liquidated damages if not repaid at maturity.	408,122

Total Short Term Debt	$6,391,046

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

9. LONG TERM DEBT

Long-term debt at June 30, 2007 is as follows:

Two convertible promissory notes to an accredited investor dated August 8, 2003, maturing August 8, 2005, bearing no interest. The notes have been changed to be due on demand and remain open at June 30, 2007. The notes are convertible into restricted shares of common stock at the option of the holder at a rate of $0.25 per share.	$50,000

Less Current Maturities	(50,000)

Total Long Term Debt	$0

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

10. INCOME TAX

The Company’s total deferred tax asset and valuation allowance approximates:

	Year Ended December 31,
	2006	2005
Total deferred tax asset, non-current	$10,956,000	$9,133,757
Less valuation allowance	(10,956,000)	(9,133,757)
Net deferred tax asset, non-current	$-	$0.00-

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

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:

Year Ending December 31,
2007	54,696

Total minimum payments required	$54,696

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

12. RELATED PARTY TRANSACTIONS

None

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

Results of Operations for the Quarter Ended June 30, 2007:

The American Cancer Society estimates that there will be 1,399,790 new cases of cancer in the United States in 2006, and due to the debilitating effects from cancer therapies, much like HIV/AIDS, there is a myriad of people living with cancer who rely on nutritional products to support their nutritional status throughout the course of treatment and beyond. Millennium recognized the need for a product that was specific to people who were going through chemotherapy and radiation and formulated Resurgex Select. When Resurgex Select was created in September of ‘05, Millennium had completed its Continuum of Care for patients, with Resurgex Select designed to be utilized during cancer treatment and Resurgex and Resurgex Plus for post treatment.  In our effort to launch their three products nationwide, Millennium contracted InVentiv Health sales force. The key roles of the shared representative was to detail nurses, dieticians, and doctors on the unique qualities of the Resurgex products, and once a relationship has been established, the representative calls on the office to supply samples as well as Resurgex sales materials. Sampling stations called Taste and Learning Centers are strategically placed in waiting rooms and infusion rooms in cancer hospitals and cancer clinics throughout the United States.

Millennium has successfully leveraged its success in the medical markets to offer it’s formulas to both professional and amateur elite level athletes. Resurgex’s multi-action formula helps athletes optimize their bodies to achieve their greatest potential. The popularity of the product has spread with strength training coaches and fitness trainers as a great tasting product that works. In fact, numerous NBA teams have made RESURGEX® products a mandatory part of their player’s daily nutritional regimen.

The Nationwide launch gave RESURGEX® name and brand recognition nationally. This resulted in the recently announced partnership with P4 Healthcare. This partnership allows the Company to interact directly with the decision makers of the 100 largest Private Oncology Practices in the United States. The launch into the first three practices has begun and management has reduced the sales force substantially in an effort to strictly support the P4 Healthcare launch efforts. Management believes this strategy will provide the Company a faster path to profitability as the P4 Healthcare sales and marketing efforts mature over the next few months.

Total revenues generated from the sales of RESURGEX®, RESURGEX PLUS® and RESURGEX SELELCT™ for the quarter ended June 30, 2007 were $159,296, a decrease of approximately 21% from the second quarter in 2006 which had total revenues of $200,898.

Gross profits for the quarter ended June 30, 2007 amounted to $57,863 for a 36% gross margin. This compares to a $48,758 and 24%, respectively, for the second quarter in 2006. The increase in gross profit is primarily due to the change in the leading selling brand which is transitioning from RESURGEX® to RESURGEX SELECT® due to increasing revenue from the Oncology sector. The RESURGEX SELECT® brand provides the Company with more favorable gross margins which will increase with economies of scale.

After deduction of selling, general and administrative expenses of $1,535,774 and research and development costs of $9,668, the Company realized an operating loss of $1,487,579. Included in selling, general and administrative expenses are $518,089 non-cash outlays in the form of restricted stock issued for compensation and services. As required by current SEC guidelines, the Company recorded such transactions at the fair market price on the date of issuance.

The net result for the quarter ended June 30, 2007 was a loss of $2,334,183 or $0.03 per share, compared to a loss of $4,011,701 or $0.06 per share for the prior year.

Liquidity and Capital Resources

The Company’s operations were generally financed by new debt and equity investments through private placements with accredited investors. During the second quarter of 2007, the Company obtained new working capital primarily though the issuance of common stock to accredited private investors and the placement of short-term debt. Such transactions resulted in the receipt by the Company of $1,590,295. These funds were adequate to fund ongoing operations although they were not sufficient to build up a liquidity reserve. The Company’s financial position at the end of the quarter shows a working capital showing a deficit of $12,839,883.

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

Although we are generating revenues, we continue to operate at a loss. During the quarter ended June 30, 2007, we generated revenues of $159,296 from sales of our three products. However, during this period we realized net losses of $2,334,183. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Our operating expenses are significantly greater than our revenues. During the second quarter of 2007, the Company obtained new working capital from the sale of common stock to accredited investors and from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments and borrowings resulted in the receipt by the Company of $590,000, through issuance of restricted common stock and promissory notes, some of which are convertible at the option of the holders into common shares at trhe rate of $0.10 per share. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the second quarter of 2007. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of June 30, 2007, 84,523,537 shares are issued and outstanding. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of August 15, 2007, approximately 15,235,449 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of August 15, 2007, we had warrants outstanding for the purchase of an aggregate of 28,913,637 shares of our common stock, and stock options for 10,994,464 shares. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 1 Legal Proceedings

- None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance of unregistered securities

During the quarter ended June 30, 2007, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i) 570,000 shares of its common stock to one individual and two entities for business consulting and financial advisory services.

(ii) 2,080,000 shares of its common stock to six accredited investors pursuant to private placement subscriptions which resulted in the receipt by the Company of $208,000.

(iii) 110,307 shares of its common stock to a note holder pursuant to his conversion of a promissory note with a principal amount of $25,000 and accrued interest totaling $2,577

(iv) 2,650,000 shares of its common stock to four creditors in connection with the extension of the maturity of promissory notes and other payables.

(v) Warrants for 2,250,000 shares of its common stock to a shareholder in connection with a settlement agreement pursuant to which the shareholder returned 1,386,377 common shares to the Company for cancellation. The warrants are exercisable at $0.20 /share during 5 years.

Item 2 (continued)

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

Date: August 19, 2007	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer Chief Accounting Officer