Form 10QSB
period 2007-09-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2007-11-19
CIK 72170

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2007

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

Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of November 15, 2007, was 122,993,499 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

		Page Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheet
	- September 30, 2007	3

	Consolidated Statements of Operations
	- Three and nine months ended September 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows
	- Nine months ended September 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6 - 17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Controls and Procedures	24

PART II - OTHER INFORMATION		24

SIGNATURES		25

PART I - Item 1

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

Assets
Current Assets
Cash	$48,256
Accounts receivable, net of allowance for doubtful accounts of $50,000	111,755
Inventories	115,483
Prepaid expenses	200,668
Total Current Assets	476,162
Property and equipment, net of accumulated depreciation of $129,366	963
Patents, net of accumulated amortization of $3,551	7,966
Deposits	18,352
Total Assets	503,443

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	5,648,911
Liability for stock to be issued	468,351
Short term debt	6,707,473
Total Current Liabilities	12,824,735
Accrued royalties, long-term portion	11,250
Total Liabilities	12,835,985

Stockholders’ Equity (Deficit)
Preferred Stock, $1 par value, 810,360 shares authorized:
Convertible, Series B, non-voting, 65,141 shares issued and outstanding, at redemption value	130,282
Cumulative, Series C, non-voting, 64,762 shares issued and outstanding	64,763
Convertible, Series D, 0 shares issued and outstanding ...............	-
Common Stock, $0.001 par value, 400,000,000 shares authorized,
103,592,599 shares issued and outstanding	103,593
Additional paid-in capital	33,032,967
Accumulated deficit	(45,664,147)
Total Stockholders’ Equity (Deficit)	(12,332,542)

Total Liabilities and Equity (Deficit)	$503,443

The accompanying notes are an integral part of the consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total Revenues	$90,339	$239,239	$472,318	$658,632
Cost of Goods Sold	31,178	169,780	318,371	477,392
Gross Profit	59,161	69,459	153,947	181,240

Research and development cost	779	26,425	12,167	51,917
Selling, general & administrative expenses	1,997,124	2,080,905	6,152,566	8,081,575
Total operating expenses	1,997,903	2,107,330	6,164,733	8,133,492

Loss from Operations	(1,938,742)	(2,037,871)	(6,010,786)	(7,952,252)

Other Income (Expense)
Miscellaneous income (expense)	-	(877)	2,393	(2,395)
Disposal obsolete inventory	-	-	(158,582)	-
Interest and financing cost, net	(1,014,211)	(1,097,988)	(2,975,690)	(2,500,661)
Total Other Income (Expense)	(1,014,211)	(1,098,865)	(3,131,879)	(2,503,056)
Loss before Provision for Income taxes	$(2,952,953)	$(3,136,736)	$(9,142,665)	$(10,455,308)

Provision for Income Taxes	-	-	-	2,351

Net Loss	$(2,952,953)	$(3,136,736)	$(9,142,665)	$(10,457,659)

Net Loss per Common Share	$(0.03)	$(0.05)	$(0.11)	$(0.16)

Weighted Average Number of
Common Shares Outstanding	93,837,931	68,105,677	81,403,738	65,465,851

The accompanying notes are an integral part of the consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(9,142,665)	$(10,457,660)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	9,359	14,176
Change in bad debts reserve	(120,000)	-
Securities issued for compensation	409,145	1,011,572
Securities /notes issued for services	1,447,975	3,015,890
Notes offset against miscellaneous receivables	-	80,000
Conversion feature of notes	439,247	521,557
Amortization of deferred compensation	-	256,141
Stock issued for interest and financing cost	1,201,771	-
Decreases (Increases) in Assets
Accounts receivable	14,781	13,844
Inventories	283,442	409,756
Prepaid expenses	(172,882)	(7,077)
Other assets	-	(2,143)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	1,635,068	516,782
Liability for stock to be issued	-	(660,851)
Net Cash Used by Operating Activities	(3,994,759)	(5,288,013)

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,698,722	3,206,000
Repayment of loans and notes payable	(152,600)	(899,515)
Changes in long term royalties obligation	-	(2,500)
Issuance of common stock	2,484,921	2,975,116
Net Cash Provided by Financing Activities	4,031,043	5,279,101

Net Increase (Decrease) in Cash	36,284	(8,912)
Cash at beginning of period	11,972	54,105
Cash at end of period	$48,256	$45,193

The accompanying notes are an integral part of the consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Millennium Biotechnologies Group, Inc. (the Company or "Millennium Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium"). The financial statements are those of the Company and its wholly-owned subsidiary Millennium on a consolidated basis.

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium’s principal source of revenue is from sales of its nutraceutical supplements, RESURGEX® RESURGEX PLUS® and RESURGEX SELECT™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and the quarterly report on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007, the results of operations for the three months and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006, have been included.

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
September 30, 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $144 and $432, for the quarters and $432 and $1,296 for the nine months ended September 30, 2007 and 2006, respectively.

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $7,125 and $5,769 for the quarters ended September 30, 2007 and 2006, respectively.

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
September 30, 2007

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

4. PREPAID EXPENSES

Prepaid expenses consist of $118,506 prepayments to suppliers, $46,875 unamortized directors’ fees, $24,749 prepaid insurance costs and $10,538 prepaid rent and miscellaneous expenses.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

5. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at September 30, 2007 consist of the following:

Raw Materials	$0
Work in Process	460
Samples	101,222
Finished Goods	74,769
Packaging	3,286
179,737
Less: Reserve for losses	(64,254)
Total	$115,483

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at September 30, 2007, consists of the following:

Furniture	$46,127
Equipment	22,445
Leasehold improvements	61,757
Subtotal	130,329
Less accumulated depreciation	(129,366)
Total	$963

Depreciation expense charged to operations was $1,458 and $4,267 for the quarters ended September 30, 2007 and 2006, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 were 8,927 and 12,880 respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2007:

Accounts payable	$4,230,502
Accrued interest	503,827
Accrued salaries, bonuses and payroll taxes	168,499
Accrued royalties	135,593
Accrued professional fees	36,000
Accrued minimum purchase obligations	265,209
Accrued director’s compensation	309,281
$5,648,911

8. DEBT

Short-term debt at September 30, 2007, is as follows:

Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440

Promissory note dated December 17, 2002, originally for $50,000 issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note has been changed to be due on demand and remains outstanding at September 30, 2007. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date. Management has repaid $25,000 in December 2003. The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at a rate of $0.01 per share. The computed discount (computed with Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.
25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to be due on demand and remains outstanding at September 30, 2007.	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at September 30, 2007. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000

MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

DEBT (Continued)

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at September 30, 2007 and is now subject to a late payment penalty of $5,000 per month..	100,000

Promissory note issued to an accredited investor on March 17, 2005 and maturing June 15, 2005, carrying interest at the rate of 10% per year. In the event of default by debtor, the interest rate increases to 20% per year. $147,515 had been repaid during 2006, with the balance remaining open at September 30, 2007, payable on demand. The note was subject to a $20,000 origination fee and assumption of $3,000 related legal expenses.	72,485

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Two promissory notes for $100,000 each issued to an accredited investor on August 15 and September 1, 2005 and originally maturing December 31, 2005, and thereafter changed to due on demand. The note carries interest at the rate of 10% per year. The notes are presently due on demand. In connection with this change 50,000 5-year warrants, exercisable at $0.25/share have been issued to the investor. The notes are convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $615,537 on September 30, 2007.	615,537

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	220,000

Promissory note issued to an accredited investor on March 31, 2006, originally maturing on 5/31/06. The note had been changed to be due on demand, against issuance of 300,000 shares, against issuance of warrants for the purchase of 100,000 shares, exercisable at $0.25/share.	214,000

MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

DEBT (Continued)

14 promissory notes originally for $425,000 issued to 14 accredited investors in May 2006, originally maturing in June 2006, except for six notes which have been changed to mature on 8/16/07 against issuance of 300,000 shares. The other notes have since changed to be due on demand. The Company had issued warrants for an aggregate 1,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share. In July 2007, an aggregate $76,336 has been assigned to, and assumed by, another accredited investor.
348,664

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

12 promissory notes issued to 12 accredited investors between July and September 2006, originally maturing at various dates between 9/15/06 and 1/31/07, with those maturing in 2006 having since been changed to be due on demand, and those originally maturing in January 2007 originally due on 8/17/07, since changed to due on demand. The Company had issued warrants for an aggregate 2,100,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.
540,000

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

MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

DEBT (Continued)

4 promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	280,000

Two promissory notes issued to two accredited investors in January 2007, maturing on 3/31/07, since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carry interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share	325,000

Non interest bearing advance from an outside director, repayable on demand	20,000

Three promissory notes issued to accredited investors in March 2007, maturing in May and June 2007. The Company had issued warrants for an aggregate 666,667 shares, exercisable at $0.15/share, and 325,000 shares as loan origination fees. The notes carry interest at the rates between 10% and 24% per year until maturity and thereafter are subject to rates of between 14% and 28% per year if not repaid at maturity. One note is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%. One of the notes was partially repaid, at $50,000, in August 2007.
400,000

Ten promissory notes issued to seven accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007. The notes carry interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year if not repaid at maturity. One note calls for the interest payable in form of common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share.	312,000

MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

DEBT (Continued)

Promissory note issued to an accredited investor on July 11, 2007, maturing October 11, 2007. The note carries interest at the rate of 12% per year until maturity and thereafter is subject to a penalty rate of 5% per month.	27,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $25,600.	25,600

Promissory note issued to an accredited investor in July, 2007, maturing December 31, 2007. The note carries interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 18% per year.	25,000

Six promissory notes issued to two accredited investors in July 2007, due on demand, The notes carry interest at the rate of 10% per year.	110,579

Promissory note issued to an accredited investor in August 2007, due on August 15, 2008. The note carries interest at the rate of 10% per year and is convertible, at the option of the holder, into common shares at the rate of $0.15 per share.	25,000

In August 2007 the Company and a creditor agreed to convert $605,578 in outstanding payables into a note, repayable six months after demand for repayment has been issued, carrying interest at the rate of 10% per year.	605,578

Six promissory notes issued to an accredited investor in September 2007, due on September 12, 2008. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. These notes have been cancelled.	501,320

Promissory note issued to an accredited investor in September 2007, due on September 12, 2008, in lieu of accrued interest totaling $160,808. The note carries interest at the rate of 6% per year and is convertible, at the option of the holder, into common shares at the rate of $0.20 per share.	160,808

Short-term cash advance extended by a principal of the Company. The loan is repayable on demand and carries no interest.	81,000

Total Short Term Debt	$6,707,473

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

9. INCOME TAX

The Company’s total deferred tax asset and valuation allowance approximates:

	Year Ended December 31,
	2006	2005
Total deferred tax asset, non-current	$10,956,000	$9,133,757
Less valuation allowance	(10,956,000)	(9,133,757)
Net deferred tax asset, non-current	$-	$-

10. OPERATING LEASE COMMITMENTS

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

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:
Year Ending December 31,
2007	$27,348
Total minimum payments required	$27,348

11. RELATED PARTY TRANSACTIONS

In June 2007 the Company reached an agreement with all royalty beneficiaries pursuant to which no royalties would accrue after June 1, 2007. In return, the Company issued an aggregate 4,914,100 common shares to such individuals.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

12. COMMITMENTS

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

The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. Expenses of $123,993, were incurred under the terms of this agreement for the quarters and the nine months periods ended September 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses. As of September 30, 2007 Millennium is due to pay Isocell $265,209 for licensing fees for calendar year 2004 and 2005. This amount is included in Accounts Payable and Accrued Expenses.

13. SUBSEQUENT EVENTS

On October 2, 2007 and October 17, 2007 the Company received and additional $1,000,000 and $300,000 respectively pursuant to private placement subscription agreements which provided for the Company to issue 8,000,000 and 2,400,000 shares of commons stock respectively.

On November 9, 2007 Millennium entered into a binding Master Purchase Agreement which provides for revenue into the Long Term Care channel to exceed $20,000,000 over the five year agreement term. Monthly revenue will begin at a rate of $200,000 per month with an additional $80,000 per month to be added in March 2008. The contract provides for a 15% annual increase in guaranteed purchases.

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

Results of Operations for the Quarter Ended September 30, 2007:

During the quarter the Company focused on establishing a foundation for the three revenue silos the RESURGEX line of products will be targeting for the next several years the Sports, Long Term Care and Oncology markets. Please refer to the Subsequent Events section of this filing to read about the results the Company has already experienced through these efforts during the fourth quarter of 2007. Unfortunately the efforts made in establishing these new revenue channels had a negative impact on the third quarter revenue results.

Total revenues generated from the sales of RESURGEX®, RESURGEX PLUS® and RESURGEX SELECT™ for the quarter ended September 30, 2007 were $90,339, a decrease of approximately 62% from the third quarter in 2006 which had total revenues of $239,239. This decrease in revenue occurred largely due the Company’s inability to fill orders for the RESURGEX® , RESURGEX PLUS® AND RESURGEX SELECT™ product lines due to insufficient levels of inventory. The Company has since resolved this problem and has filled all orders which were pending as of September 30, 2007. The Company experienced this problem due to constrained cash flow and poor performance with vendors. New capital and improved performance with vendors in the fourth quarter of 2007 has allowed the Company to maintain a healthier relationship with our vendors.

Gross profits for the quarter ended September 30, 2007 amounted to $59,161 for a 65% gross margin. This compares to $69,459 and 29%, respectively, for the third quarter in 2006. The increase in gross profit is primarily due to the change in the leading selling brand which is transitioning from RESURGEX® to RESURGEX SELECT® due to increasing revenue from the Oncology sector. The RESURGEX SELECT® brand provides the Company with more favorable gross margins which will increase with economies of scale.

After deduction of selling, general and administrative expenses of $1,997,124 and research and development costs of $779, the Company realized an operating loss of $1,938,742. Included in selling, general and administrative expenses are $728,403 in non-cash outlays in the form of restricted stock issued for liabilities and services pursuant to the terms of existing notes. As required by current SEC guidelines, the Company recorded such transactions at the fair market price on the date of issuance.

The net result for the quarter ended September 30, 2007 was a loss of $2,952,953 or $0.03 per share, compared to a loss of $3,136,736 or $0.05 per share for the prior year.

Liquidity and Capital Resources

The Company’s operations were generally financed by new debt and equity investments through private placements with accredited investors. During the third quarter of 2007, the Company obtained new working capital primarily though the issuance of common stock to accredited private investors and the placement of short-term debt. Such transactions resulted in the receipt by the Company of $2,593,348. These funds were adequate to fund ongoing operations although they were not sufficient to build up a liquidity reserve. The Company’s financial position at the end of the quarter shows a working capital deficit of $12,348,573.

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

Although we are generating revenues, we continue to operate at a loss. During the quarter ended September 30, 2007, we generated revenues of $90,339 from sales of our three products. However, during this period we realized net losses of $2,952,953. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.
Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Our operating expenses are significantly greater than our revenues. During the third quarter of 2007, the Company obtained new working capital from the sale of common stock to accredited investors and from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments and borrowings resulted in the receipt by the Company of $2,593,348, through issuance of restricted common stock and promissory notes, some of which are convertible at the option of the holders into common shares at the rate of $0.10 per share. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the third quarter of 2007. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the three and nine month periods ended September 30, 2007 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements for the year ended December 31, 2006 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2006 and September 30, 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of September 30, 2007, 103,592,599 shares are issued and outstanding. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of November 15, 2007, approximately 61,382,658 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of November 15, 2007, we had warrants outstanding for the purchase of an aggregate 48,401,222 of shares of our common stock, and stock options for 10,994,464 shares. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

During the quarter ended September 30, 2007, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i)  1,865,000 shares of its common stock to four individuals and two business entities for business consulting and financial advisory services.

(ii)  15,189,474 shares of its common stock to eleven accredited investors pursuant to private placement subscriptions which resulted in the receipt by the Company of $2,276,922.

(iii)  585,588 shares of its common stock to two note holders pursuant to their conversion of promissory notes with a principal amount of $75,000 and accrued interest totaling $10,820.

(iv)  750,000 shares to three creditors for interest and financing costs.

(v)  679,000 shares of its common stock to four creditors in connection with the extension of the maturity of promissory notes and other payables.

(vi)  Warrants for 8,750,000 shares of its common stock to three investors in connection with equity subscriptions mentioned under (ii) above and warrants for 2,370,000 shares to four consultants in connection with services rendered. The warrants are exercisable at prices between $0.10 and $0.20 per share during 3 years.

Item 2 (continued)

(b) Not Applicable

(c) Not Applicable

Item 3 Defaults Upon Senior Securities

- None

Item 4 Submission of Matters to a Vote of Securities’ Holders

- None

Item 5 Other Information

Item 6 Exhibits

31.1	Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	Master Purchase Agreement between Millennium Biotechnologies, Inc. and Provider Services, Inc.
99.2	Amended Employment Agreement Frank Guarino
99.3	Amended Employment Agreement John Swon
99.4	Amended Employment Agreement Jerry T. Swon
99.5	Amended Employment Agreement Chris Swon

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: November 19, 2007	By:	/s/ Frank Guarino
Frank Guarino Chief Financial Officer Chief Accounting Officer