Form 10KSB
period 2007-12-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2008-04-15
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007

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

The Registrant’s revenues for the fiscal year ended December 31, 2007, were $882,395.

Common stock, par value $.001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 31, 2008. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 31, 2008, ($0.11), the aggregate market value of the 142,882,167 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 31, 2008, was approximately $15,717,038.37. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 31, 2008, 148,929,068 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, and 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

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

Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium's principal source of revenue is from sales of its nutraceutical supplements.

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

Narrative Description of Business

Introduction

Millennium Biotechnologies Group, Inc. (“Millennium” or “the Company”) engages in the research, development, and marketing of specialized nutritional supplements as an adjunct to medical treatments for select medical conditions, as well as for athletes seeking improved recovery and advanced performance. The Company’s currently marketed products are targeted toward immuno-compromised individuals undergoing medical treatment for diseases, such as cancer, as well as individuals living with Human Immunodeficiency Virus (HIV)/Acquired Immune Deficiency Syndrome (AIDS) and wound healing and post-surgical healing and geriatric among other conditions. Millennium also is currently marketing the Surgex™ product line to elite athletes. Millennium’s currently manufactures and markets five proprietary product lines and 21 SKU’s to 7 separate target markets.

Three product lines form the Company’s Resurgex® Continuum of Care, include Resurgex Select®, Resurgex®, andResurgex Plus®. Resurgex Select® is a whole foods-based, calorically dense, high-protein nutritional formula developed for cancer patients undergoing chemotherapy or radiation treatments. Resurgex® andResurgex Plus® are specialized, anabolic nutritional supplements rich in antioxidants that provide nutritional support post-treatment. Resurgex Essential™ and Resurgex Essential Plus™ represent Millennium’s Ready-To-Drink product line are currently being sold into the Long-Term Care-Geriatric markets. In November of 2007 Millennium obtained a 5 Year $20,000,000 exclusive purchase agreement from Provider Services, Inc, Ohio’s second largest nursing home network.

The Company’s products are unique in that they deliver healthy, whole food calories and do not contain high-fructose corn syrup or corn oil, which are not healthy or suitable forms of calories for Millennium’s targeted markets. These ingredients have also shown to correlate with an increase in obesity, a promotion of insulin resistance, and are implicated in inflammation and cancer. Additionally, the use of high levels of Omega-6 fats (corn oil) has been shown to promote tumor growth in animal models. In contrast, Millennium’s nutritional products deliver 15 nutraceutical ingredients that specifically address the needs of chronically ill patients.

Millennium additionally developed Surgex™ (www.surgexsports.com) sports nutritional formula in late 2007. Surgex™ clinically proven in two double-blind placebo controlled clinical trials conducted on the Division 1A Football and Soccer players at Rutgers University. Surgex™ was proven to address the nutritional concerns of both professional and amateur elite athletes. These athletes often experience similar symptoms post-workout to those battling immuno-compromised conditions, such as fatigue, loss of lean muscle, oxidative stress, and reduced immune function. Surgex™ is currently being used by professional NBA, NFL, PGA, MLB athletes. NFL prospects training at Coach Tom Shaw’s and TEST Sports Pre-NFL Combine training facilities also use the product as part of their training regimen. Millennium is headquartered in Basking Ridge, New Jersey, and trades on the Over-the-Counter (OTC) market under the symbol “MBTG.OB.”

The Products

Since the initial launch of Resurgex® in September 2001 the Product lines have expanded to include 5 separate product lines and 21 SKU’s. Each of the Company’s specialized nutritional products—Resurgex Select®, Resurgex®, andResurgex Plus®, the newly developed Ready To Drink Resurgex Essentiial™ and Essential Plus® -form the Company’s Continuum of Care. The Surgex™ sports nutritional formula (launched in Q4 2007) is intended to open up new business outside of the medical market in which the Company’s Continuum of Care products are currently sold and marketed.

Resurgex Select®

Resurgex Select® is a whole foods-based nutritional product that is designed to be used throughout the course of cancer treatment (chemotherapy, radiation, etc.), as many times patients lose weight and cannot consume adequate nutrition. This product combines dietary fiber (3 g), low sugar (5 g), and high protein (15 g) with no added antioxidants to be a high-calorie (350 calorie) supplement. The omission of antioxidants is important because many oncologists prefer to avoid the risk that antioxidants may pose during their patient’s treatments. With this nutritional formula (which may be administered orally or fed through a gastrointestinal [GI] tube), the right balance of nutritional support can be provided in one drink. It is available in three flavors (Vanilla Bean, Chocolate Fudge, and Fruit Smoothie) and each can be mixed with water, milk, juices, or in soft cold foods such as yogurt, apple sauce, or pudding.

Resurgex Plus®

Resurgex Plus® is a high-protein (21 g), high-calorie (400 calorie), antioxidant-rich, enteral nutritional formula providing multiple comprehensive nutritional regimens into one drink. This product (which is available in Chocolate and Vanilla Cream) may serve as a meal replacement or as a sole source of nutrition when directed by a physician following a patient’s treatment. Concentrated calories are derived from high-quality food sources rather than corn oil, sucrose, and corn syrup, which are commonly found in more well-known nutritional supplements.

Resurgex®

Resurgex® is a high-protein (12 g), low-sugar (5 g), low-calorie (90 calorie), antioxidant-rich, nutritional formula, which may be administered orally or fed through a GI tube. This drink, which is available in two flavors (Vanilla Supreme and Fruit Blast), is commonly used as a nutritional supplement to meals and is intended to promote wellness. It can also be mixed with water, milk, juices, or in soft cold foods such as yogurt, apple sauce, or pudding.

Surgex™

While Resurgex® andResurgex Plus® are the first multi-component nutritional supplements to address the various dietary needs of immuno-compromised individuals, Millennium also has (just launched during the 4th quarter of 2007) Surgex™ (www.surgexsports.com), a nutritional support formula that aims to address the concerns of many elite athletes who suffer from like symptoms (fatigue, lean muscle loss, lactic acid buildup, oxidative stress, and stressed immune systems). This formula includes many of the benefits of the Resurgex® products and is designed to improve recovery parameters in efforts to enhance the performance of professional and collegiate athletes.

While Resurgex® orResurgex Plus® can be effective when taken by athletes, the National Collegiate Athletic Association (NCAA) has specific rules about the use of certain amino acids, or anabolic agents. In fact, colleges and universities are prohibited from purchasing any product that contains amino acids or anabolic agents for athletes. This led to the development of the Surgex™ nutritional support formula.

Millennium has successfully tested its sports nutrition formula products at Rutgers University in New Jersey, among both the Men’s Division I Soccer Team and the Men’s Division I Football Team in two separate double-blind placebo-controlled studies. Both studies illustrated the product’s beneficial effects as a post-workout recovery aid, assisting the athlete in maximizing training responses and optimal recovery and improving performance. In addition, each batch of Surgex™ is certified by the Banned Substance Control Group (BSCG) to not contain any banned substances.

Resurgex Essential™

Millennium has just exited Research and Development on the Company’s first Ready to Drink Product line Resurgex Essential™. The Essential™ line is a ready to drink alternative to Ensure® and Boost® designed to be marketed into the long-term care channel. Millennium will fill the existing $20 million dollar 5-year exclusive purchase commitment from Provider Services, Inc. with this new product line. The Resurgex Essential™ has 250 whole food calories containing no corn syrup or corn oil. The product also contains fruit and vegetable extracts, and FOS Fiber to provide superior quality calories and taste when compared to the competition. Resurgex Essential™ contains the same high quality ingredients with a higher caloric value of 450 calories per 8 oz serving.

Product Functionality Overview

Several health concerns must be addressed when it comes to effectively providing nutritional support for any major disease or immuno-compromised condition. While other “single magic bullet” products on the market largely only focus on one area while potentially neglecting others, Millennium’s products have been developed to address the major dietary concerns that may be influenced by nutritional support, when incorporated as an adjunct to a patient’s medical care. Thus, rather than providing significant amounts of calories from corn oil, low-quality proteins, sucrose, and corn syrup combined with an inexpensive multivitamin blend, Millennium’s Resurgex Select®, Resurgex®,Resurgex Plus® and Resurgex Essential™ have been developed to provide a comprehensive and complex array of nutrients, which fulfill necessary requirements in the health and well being of patients.

Mitochondrial (Energy) Support

Found within all human cells, mitochondria are tiny organelles that act as the cell’s “power plants,” producing energy (Adenosine Tri-Phosphate [ATP]) and involved in protein and fat processing. Damage to the mitochondria is typically attributed to the buildup of free radicals and other noxious byproducts, such as lactic acid, that accumulate during and after strenuous activity. Free radicals are highly reactive compounds created in the body during normal metabolic functions or introduced from the environment. Free radicals are inherently unstable, since they contain “extra” energy. To reduce their energy load, free radicals react with certain chemicals in the body, and in the process, interfere with the cells’ ability to function normally.

Factors that may influence the manner in which mitochondria function effectively include age, the presence of infections or certain diseases, strenuous activity, and select medications. Such changes or mutations may damage the mitochondria (known as mitochondrial toxicity) and either disrupt the normal function or cause function to stop completely. Millennium’s patented blend of ingredients, described below, is intended to support the function of the mitochondria and assist in producing energy within a cell.

▪
Co-Enzyme Q10 (CoQ10). CoQ10 is a vital component of cellular energy production and respiration. Participating in the mitochondrial electron transport system, which supplies ATP for a variety of physiological functions, muscle mitochondria lack adequate CoQ10 due to several chronic conditions.

▪
L-Carnitine. L-Carnitine functions primarily to regulate fat metabolism. It is also a carrier of fatty acids into the mitochondria, where they are oxidized and then converted into ATP. It is believed that serum carnitine deficiency is common in select conditions. Furthermore, it is thought that several medications can be linked to mitochondrial destruction.

▪
Ribose. Ribose is a key carbohydrate used by cells to form the body’s primary source of all energy, ATP. It further plays a central part in generating and recovering ATP. Ribose can offer powerful complimentary support to other nutrients addressing energy depletion by assisting in the production of normal ATP.

▪
Nucleotides. Nucleotides are any group of molecules that, when linked together, form the building blocks of deoxyribonucleic acid (DNA) and ribonucleic acid (RNA). Nucleotides are a dietary source required to promote optimal tissue growth.

Reduce Oxidative Stress

Oxygen consumption greatly increases during exercise, which leads to increased free radical production. Free radical formation within the muscle during exercise can easily damage muscle tissue, thereby inhibiting performance by inducing fatigue. Oxidative stress in the body is caused by an imbalance or overload of oxidants (such as free radicals from air, food, metabolism, medications, stress and disease). Prolonged oxidative stress causes disruption of the cell structure and defenses, which can lead to damage or death to the cell and play a part in the pathophysiology of a host of diseases.

Proper antioxidant defense is essential for recovery from disease. While there are many important antioxidants, vitamin C, vitamin E, zinc, selenium, polyphenols, and carotenoids, the most important is the cell’s master antioxidant defense enzyme, called superoxide dismutase (SOD). Millennium has developed a blend of ingredients, described below, to help support the cell’s ability to defend against oxidative stress.

▪
SOD/Gliadin. SOD/Gliadin has been shown to reduce oxidative stress in humans by reducing a cell’s genetic damage and reducing isoprostanes. In particular, SOD has been shown to lower oxidative stress, and is the master cellular defense enzyme of the cell. It further serves as significant support for the immune system, countering the harmful effects of free radicals and reducing their negative effects within the body. SOD may consequently support immune function, and reduce oxidative stress. The clinical relevancy of SOD has been demonstrated in numerous scientific studies in cardiology, immunology, oncology, inflammatory conditions, asthma, vision, and liver support.

▪
Undenatured Whey Protein. A well-known source of protein for building and retaining lean muscle mass, undenatured whey has become a nutritional staple for immuno-compromised patients. Undenatured whey has also been shown to assist in cellular defense by increasing available glutathione, another important cellular antioxidant required by the body to ward off the effects of oxidative stress.

▪
Beta Glucans. Beta glucans are sugar molecules bound together as a sugar/protein complex. Beta glucans spur macrophages (a type of white blood cell that surrounds and kills microorganisms, removes dead cells, and stimulates the action of other immune system cells) into action. Increased macrophage activity triggers a cascade of immune events that boost immune response and stimulate the production of immune cells.

▪
Multi-Vitamin/Mineral Mix, Polyphenols. Polyphenols are a class of phytochemicals that have been associated with preventing heart disease and cancer. This mix also provides essential vitamins required by the body to provide a nutritional balance.

Maintain Lean Muscle

Lean muscle loss or wasting is a common problem as people age and among many chronic degenerative or immuno-compromised conditions. Also known as cachexia, this problem can diminish a person’s quality of life and aggravate an existing illness. Some of the common issues that are associated with muscle loss from illness and aging consist of inadequate caloric intake, problems with metabolism, elevations of inflammatory compounds that break down muscle (some cytokines), or malabsorption.

Nutritional supplementation is important for boosting caloric intake. However, there are a variety of conditions where increasing calories may not be an effective solution. Millennium’s products contain ingredients that are designed to help maintain lean tissue by providing high-quality protein and compounds that assist in building muscle and preventing its breakdown. Some of the ingredients incorporated into Millennium’s products that help maintain lean muscle mass are bulleted below.

▪
Undenatured Whey A well-known source of protein for building and retaining lean muscle mass, undenatured whey has become a nutritional staple for immuno-compromised patients. Undenatured whey has also been shown to assist in cellular defense by increasing available glutathione, another important cellular antioxidant required by the body to ward off the effects of oxidative stress.

▪
Ornithine Alpha-ketoglutarate (OKG). OKG affects wasting through three primary mechanisms: (1) as an anabolic agent (buildup of muscle tissue); (2) as an anti-catabolic agent (prevents breakdown of muscle tissue); and (3) as an inducer of protein synthesis. Each of these mechanisms contributes to muscular development and enhanced recovery. OKG also spares the loss of glutamine in muscle. This is vital for recovery and repair.

▪
Branched Chain Amino Acids (BCAAs). BCAAs play an important role in muscle recovery, muscle growth, and energy maintenance. Each must be present in the muscle cells to promote protein synthesis. There is scientific evidence that BCAAs may help build and retain lean muscle mass.

▪
Nucleotides. Nucleotides are any group of molecules that, when linked together, form the building blocks of deoxyribonucleic acid (DNA) and ribonucleic acid (RNA). Nucleotides are a dietary source required to promote optimal tissue growth.

Support Immune Function

Good dietary support supplying essential macronutrients and micronutrients is critically important for maintaining a proper immune system. Nevertheless, if the cells of the immune system cannot produce energy efficiently (mitochondrial dysfunction), have poor antioxidant defenses (oxidative stress), and the body is losing important lean muscle, immune support cannot effectively be achieved. Millennium’s products contain a blend of ingredients, listed below, that can support the immune system while protecting against mitochondrial dysfunction, oxidative stress, and lean muscle loss.

▪	SOD/Gliadin, Beta Glucans, Nucleotides, OKG, CoQ10 and L-Carnitine.

▪	Undenatured Whey High in Immunoglobulins.

▪
Fruit and Vegetable Extract Blend. This blend has the phytonutrients equivalent to one to two servings of fruits and vegetables per day. The phytonutrients found in fruits and vegetables directly contribute to a healthy immune system.

Principal Market

Size of the Market

The nutritional supplement market is expected to increase to over $6 billion by 2011 from approximately $4.7 billion at year-end 2006, according to Nutritional Supplements in the U.S., a report from Packaged Facts published in November 2006. This growth is likely to be attributed to several factors, including increased awareness of the value of adequate nutrition in helping to recover from illness or injury, the advancement and further understanding of nutritional science, the availability of newer and more sophisticated nutritional formulas, and pressure from many managed care organizations to reduce overall healthcare costs.

Target Markets

Millennium’s products are intended to benefit patients with chronic debilitating diseases, such as cancer, as well as patients needing homecare for HIV/AIDS and those undergoing wound healing or post-surgical healing, among other conditions. Millennium also launched Surgex™ in the fourth quarter of 2007. Surgex™ has been clinically proven to address sports recovery needs for amateur and professional elite athletes. Greater details on these markets are provided below.

Cancer

Cancer is a class of diseases or disorders characterized by uncontrolled division of cells and the ability of these cells to spread, either by direct growth into adjacent tissue through invasion, or by implantation into distant sites by metastasis (where cancer cells are transported through the bloodstream or lymphatic system). Cancer may affect people at all ages, but risk tends to increase with age and is one of the principal causes of death in developed countries. There are many types of cancer, all of which require specific treatments such as surgery, chemotherapy, and radiation. These treatments, as well as the disease itself, often have a direct impact on a person’s nutritional health.

Millennium has recognized the need for a product that is specific to people receiving cancer treatment. For that reason, the Company has formulated its Resurgex Select®, designed to be utilized during cancer treatment.

Nutrition in Cancer

Cancer patients have specific nutritional needs in order to fight the disease and maintain their energy and quality of life. According to the Canadian Cancer Journal Clin. 2005;55:319-321, some of the requirements of cancer patients include protein from high biological value sources, specific amino acids (BCAAs), “good fats” (Medium Chain Triglycerides [MCTs], Omega-3 fatty acids, low in Omega-6 fats), healthy fruits and vegetables, and highly soluble fiber (oat fiber, fructooligosaccharide [FOS], etc.). Enteral nutritional support during cancer treatment or recovery can help to restore normal body protein levels, restore immune function, and promote weight gain.

Diet is an important part of cancer treatment since malnutrition is a common problem in cancer patients due to side effects, such as anorexia, nausea, vomiting, diarrhea, constipation, mouth sores, trouble with swallowing, and pain, which make it difficult for cancer patients to eat well (where up to 85% of cancer patients experience malnutrition during their treatments). Malnutrition may also cause the patient to be weak, tired, and unable to resist infections or withstand some cancer therapies. Inadequate nutrition may further play an important role in adverse outcomes for patients, such as increased morbidity and mortality, as well as a decreased quality of life.

According to the NIH, the cancer and cancer treatments described below may cause nutrition-related side effects.

▪
Surgery. Depending on the procedure, surgery can cause mechanical or physiologic barriers to adequate nutrition, such as a short gut, which results in malabsorption after bowel resection. In addition, surgery frequently imposes an immediate metabolic response that increases the energy needs and changes the nutritional requirements necessary for wound healing and recovery at a time when baseline needs and requirements are often not being met. A well-balanced diet that contains the recommended amounts of essential nutrients and calories may help promote wound healing.

▪
Chemotherapy. Chemotherapy is a systemic treatment that affects the whole body and causes potentially more side effects than surgery or radiation therapy. The most commonly experienced nutrition-related side effects are anorexia, taste changes, early satiety, nausea, vomiting, mucositis/esophagitis, diarrhea, and constipation. Such side effects in combination with the cancer can greatly affect a patient’s nutritional status. Nutritional support or high-calorie/high-protein liquid supplements may be used in an effort to maintain adequate calorie and nutrient intake.

▪
Radiation. Radiation therapy can produce changes in normal physiologic function of healthy tissue that may ultimately diminish a patient’s nutritional status by interfering with ingestion, digestion, or absorption of nutrients. Side effects of radiation therapy depend on the area irradiated, total dose, fractionation, duration, and volume irradiated. Adequate calories and protein can help maintain patient strength and prevent body tissues from further catabolism. Individuals who do not consume adequate calories and protein make use of stored nutrients as an energy source, which leads to protein wasting and further weight loss.

o
Many patients who are undergoing radiation therapy can benefit from nutritional supplements between meals. Aggressive nutritional support is indicated when oral intake alone fails to maintain an individual’s weight. Tube feedings, which are used more frequently than parenteral nutrition (primarily to preserve GI function), are usually well tolerated, pose less risk to the patient than parenteral feedings, and are more cost effective. Although Millennium is not yet addressing the tube-feeding market, the Company is in the process of developing a formula and could enter this market by third quarter of 2008.

It is noteworthy that the use of antioxidants to promote healing during cancer treatments has been highly debated. According to the American Cancer Society, some recently published studies state that antioxidant supplementation may cause new disease or interference with treatment in some cancer patients. Thus, based on conflicting information as to the benefits and harms of antioxidants on patients undergoing treatment, Millennium has developed Resurgex Select® to support a cancer patient’s nutritional needs without containing antioxidants.

Protein-Calorie Malnutrition (PCM)

Protein-calorie malnutrition (PCM) is one of the most common secondary diagnoses in individuals with cancer. This condition stems from the inadequate intake of carbohydrate, protein, and fat to meet metabolic requirements or the reduced absorption of macronutrients. PCM in cancer may result from multiple factors, most often associated with anorexia, cachexia, and the early satiety sensation frequently experienced by individuals with cancer. These factors range from loss of taste or change in taste to a physical inability to digest food—both leading to inadequate nutrient intake. Furthermore, cancer-induced abnormalities may further increase the incidence of PCM. Such abnormalities could lead to glucose intolerance and insulin resistance, increased lipolysis, and increased whole-body protein turnover.

Good nutritional practices can help cancer patients maintain weight and the body’s nutrition stores, as well as aid the body in keeping its immune system strong so that it is able to fight off infection or disease following cancer treatment. Major concerns in the oncology patient that can be influenced by proper nutritional support include the following:

▪	Mitochondrial Dysfunction. Mitochondrial function is depressed in liver, kidney, colon, breast, gastric, esophageal, and lung carcinomas;

▪
Oxidative Stress. Oxidative stress is involved in the pathophysiology of most cancers. Additionally, low levels of SOD, CAT, etc. and elevated free radicals have been found in the plasma of certain cancer patients; and

▪	Wasting. Elevated inflammatory cytokines are strongly associated with muscle wasting and cancer cachexia.

Each of these conditions, described in greater detail on pages 16-18, can be addressed with Millennium’s Resurgex Select®.

Product Distribution in Oncology Markets

Many hospitals and pharmacies already prescribe Millennium’s products for support during oncology treatments or for recovery.

Treatment of HIV/AIDS and Other Immuno-Compromised Conditions

According to Kalorama Information (www.kaloramainformation.com), the U.S. market for homecare products and equipment continues to increase, primarily as a result of the aging population and increasing shifts of chronic care patients from hospitals to home. In 2004, an estimated 16 million people received homecare in the U.S. Through 2009, the numbers of homecare patients are expected to continue to grow as patient life spans are extended with more sophisticated medical care and new technologies, and homecare becomes an increasingly important and accepted means to contain healthcare costs for managed care providers.

Homecare represents a wide range of community-based services to support someone that is recuperating from an acute situation, such as a hip fracture, or services needed by people with ongoing chronic conditions, such as cancer or HIV/AIDS. Homecare is often preferred to hospital stays by patients as it makes it possible for care recipients to remain in a safe, comfortable, familiar environment, and possibly have more independence than they would in a hospital or clinical setting. Furthermore, hospitals are discharging patients earlier to long-term care or homecare situations in order to cut costs.

HIV/AIDS

People living with HIV/AIDS often experience a loss of lean muscle (wasting), nutrient depletion, immune deficiencies, mitochondrial dysfunction (energy loss), and oxidative stress (free radical damage). The Company’s two patented nutritional formulas, Resurgex® andResurgex Plus®, address the nutritional needs of patients with HIV/AIDS, whose immune systems have been compromised as a result of chronic and acute viral-based infections and who are receiving medical care. These products and their use in HIV/AIDS patients was the impetus behind the Company’s expansion into oncology.

Nutrition in HIV/AIDS

Antiretroviral medications (ARVs) are used to treat HIV/AIDS. Although ARVs do not completely destroy HIV, they significantly reduce the replication of the virus in the blood, which slows down the progression of the disease to AIDS. Many of the ARVs on the market today, however, can impair the body’s ability to use sugar. Additionally, side effects of medication, such as taste changes, loss of appetite (i.e., anorexia), nausea, bloating, heartburn, constipation, vomiting, and diarrhea, indirectly affect nutritional status by causing a reduction in food intake or nutrient absorption. Reduced food intake and poor nutrient absorption can lead to weight loss and continued impairment of the immune system, which, in turn, allows HIV to more quickly progress to AIDS.

Some side effects of medications can be similar to select AIDS-related symptoms and call for similar dietary management. Dietary management of these side effects can help maintain food intake, compensate for nutrient losses, and prevent weight loss.

Major concerns in the HIV/AIDS patient that can be influenced by nutritional support include the following:

▪	Energy Loss (Mitochondrial Dysfunction). Highly Active Antiretroviral Therapy (HAART) causes damage to the cell’s mitochondria;

▪	Oxidative Stress. People with AIDS are under chronic stress as demonstrated by low levels of superoxide dismutase (SOD); and

▪
Wasting (Muscle Loss). Wasting is not necessarily due to lack of fat and sugar. Patients infected with HIV lose lean body mass, even on HAART and with adequate dietary intake, due to excessive production of inflammatory compounds.

Resurgex® Metabolic/Virological: Quality of Life Study

A six-month study of 26 HIV-1-infected patients on HAART was conducted at the Center for Family Health at the University of Medicine and Dentistry of New Jersey (UMDNJ)/St. Mary’s Hospital (Hoboken, New Jersey). In the study, patients were given Resurgex® twice daily. A standardized quality of life questionnaire, approved by the Investigational Review Board (IRB), was completed at baseline and follow-up visits. The results of this questionnaire are summarized in figure 5. This Study was displayed as a poster presentation at the Annual International Conference on HIV/AIDS in Brazil.

Sports Recovery

Competitive athletes often suffer from similar symptoms to those battling cancer or immuno-compromised diseases, such as fatigue, oxidative stress, muscle wasting, and possibly lack of immune support due to the demands they put on their bodies daily. In order to compete effectively, these athletes need a solution to address some of the key concerns they face, described below.

▪
Fatigue and Mitochondrial Dysfunction. Damage done to the mitochondria is typically attributed to the buildup of free radicals and other noxious byproducts, such as lactic acid that accumulates during and after strenuous activity.

▪
Oxidative Stress. Oxygen consumption greatly increases during exercise, which leads to increased free radical production. Also, free radical formation within the muscle during exercise can easily damage muscle tissue and inhibit performance by the induction of fatigue.

▪
Muscle Wasting. A common problem during strenuous activity is lean muscle loss or wasting as muscle tends to breakdown after vigorous activity. This problem can have a serious impact on performance and recovery.

▪
Immune Support. Exercise has also been shown to have a positive effect on the immune system if one does not overtrain. Signs and signals of overtraining are a constant feeling of fatigue, loss of strength or endurance, and although still exercising, a feeling of burnout. Additionally, excessive exercise or periods of very heavy conditioning could lead to suppression of immunity for several hours to a week or longer, creating a brief period of vulnerability when the risk of upper respiratory tract infections is increased.

Effect of Banned Nutritionals

In recent years, professional athletes have come under considerable scrutiny for taking different substances or performance enhancers. Whether it is the Olympics, Tour de France, baseball, or other professional sports, organizations constantly test athletes for chemicals within their body that would indicate they have taken an illegal substance to boost their performance. Millennium’s Surgex™ sports nutritional formula product is devoid of any banned substances.

Each batch of the Company’s product is tested for a list of substances by the Banned Substance Control Group (BSCG) that are outlawed by organizations such as the International Olympic Committee (IOC), the World Anti-Doping Agency (WADA), the U.S. Anti-Doping Agency (USADA), the NCAA, and the National Football League (NFL). All of the Surgex™ products receive a seal from the BSCG, a WADA-approved laboratory. Therefore, athletes need not worry about consuming any substance that could disqualify them from competition by using the Company’s products. The product also meets all NCAA guidelines for Nutritional Supplements.

Rutgers Studies: Demonstrating the Effect of Surgex™ Sports Nutrition Formula vs. Placebo

Millennium has conducted two clinical trials at Rutgers University among the Men’s Division I Soccer and Football teams, demonstrating the effect of the Surgex™ sports nutrition formula versus a placebo. Both studies showed the product’s beneficial effects as post-workout recovery aid, assisting the athlete in maximizing training responses and aiding in optimal recovery.

Division I Men’s Soccer Team

Millennium conducted its first clinical trial among the Rutgers University Men’s Division I Soccer team during their preseason training regimen. Preseason training often places a high demand on athletes, and requires them to engage in frequent, high-intensity workouts with limited time devoted to recovery. Soccer players spend a considerable portion of a match at an intensity close to 75% of VO2 max (the maximum amount of oxygen in milliliters that one can use in one minute per kilogram of body weight) and rely on anaerobic metabolism and power during brief bursts of sprinting, kicking, and jumping. These players must be able to perform near maximal capacity for extended periods, which may result in increased oxidative stress. With outside supplementation of protective nutraceuticals, it may be possible to reduce acute and chronic oxidative stress, as well as capitalize on gains from intense preseason training.

The purpose of this study was to examine changes in performance and oxidative stress in collegiate soccer players over the course of preseason preparation, and to determine the impact of a supplemental proprietary nutraceutical blend proposed to reduce oxidative stress and enhance recovery.

Results

A summary of the findings of the soccer trial is provided in Table 8.

This double-blind, placebo-controlled trial found that the Company’s Surgex™ sports nutrition formula enhanced performance parameters and reduced oxidative stress levels (free radical damage caused by exercise) in players. Oxidative stress in the body is caused by imbalance or overload of oxidants (free radicals from air, food, metabolism, medications, stress, disease, etc.). Sustained oxidative stress disrupts the cells’ defenses, resulting in damage that contributes to the development of many diseases.

Results indicated a beneficial effect of the Surgex™ sports nutrition formula, including improvements in performance capacity, time to exhaustion, lactic acid response, and reduced oxidative stress. This data suggests an important role for Resurgex® in the sports fitness field in addition to its proven benefits for cancer and immuno-compromised medical patients.

Rutgers’ Division I Football Team

The Company also conducted a second clinical trial on the Rutgers University Division I Football team versus a placebo group. The study tested the recovery time, strength, and body composition of the players versus a placebo (a leading competitor sports formula). The results concluded that the Surgex™ sports nutrition formula significantly enhanced recovery parameters, strength, and body composition in the football players.

Results

Those receiving the Surgex™ sports nutrition formula showed significant increases in their peak power, as measured by Wingate testing (assessment for peak anaerobic power, anaerobic fatigue, and total anaerobic capacity through a combination of running, vertical jumping, and resistance training), better muscle to fat weight gains, and an improved testosterone:cortisol ratio, as well as reduction of interleukin 6 (IL6), creatine kinase, and isoprostanes versus the control group.

Testosterone and cortisol are the two hormones affected by training. The cortisol levels typically elevate and break down lean muscle. Testosterone, in contrast, which is the supporter of lean muscle, decreases, therefore causing lean muscle breakdown in the body after strenuous exercise. In this study, the Resurgex® group had significantly improved testosterone to cortisol ratios versus the control group. A summary of the findings of this study is provided in Table 9.

The practical application emerging from the study demonstrates the beneficial application of the Surgex™ sports nutrition formula as a post-workout recovery aid, assisting the athlete in maximizing training responses by helping to buffer the acute and chronic biochemical challenges to optimal recovery. The product also has the ability to reduce inflammatory and oxidative stress markers, as well as compounds that can break down muscle. Millennium believes that these findings can help the Company position the Surgex™ sports nutrition formula as an aid to help athletes increase their performance by improving recovery, strength, and energy parameters. This product was launched late in the fourth quarter of 2007.

Intellectual Property

Millennium owns all rights to the formulations of Resurgex Select®, Resurgex®,Resurgex Plus®, Resurgex Essential™ and Surgex™, and has filed compositional patent applications with respect to these formulations. Resurgex®,Resurgex Plus®, Resurgex Select®, and Surgex™ are registered trademarks filed with the U.S. Patent and Trademark Office (USPTO). Additionally, the Company has patents pending for all product lines in 57 countries worldwide.

On January 7, 2003, Resurgex® was issued a use and composition patent (U.S. Patent 6,503,506, Nutrient therapy for immuno-compromised patients). Millennium was granted a composition patent for Resurgex Select® in December of 2006. In addition, the Surgex™ line of products is patent pending in the United States and 57 countries worldwide. The Company relies on trade secrets and unpatented proprietary technology in addition to their patented technologies.

On March 20, 2006, Millennium received the Healthcare Common Procedure Coding System (HCPCS) code for Resurgex Select®. HCPCS is one of the formats in which nutritional formulas may be coded for Medicare reimbursement and is specifically required for Medicaid reimbursement in many states. The Resurgex® andResurgex Plus® product lines have also received Federal HCPCS Codes.

Regulatory Environment

The manufacturing, processing, formulation, packaging, labeling and advertising of all of Millennium’s product lines are subject to regulation by federal agencies, including the Food and Drug Administration (the  "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company sells and plans to sell it’s products.

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

The Federal Trade Commission ("FTC") regulates advertising of dietary supplements which includes all of Millennium’s products. The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines.  Although the Company has not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate the Company's advertising in the future.

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

Medicaid Reimbursement

Medicare/Medicaid

Millennium has received federal government approval to have its nutritional product lines (Resurgex®,Resurgex Plus® and Resurgex Select®) covered by Medicare. After receiving Medicare approval by the federal government, Millennium started lobbying state governments for Medicaid approval, which would allow the Company to have its products distributed or retailed in HIV clinics, oncology centers, long term care facilities and pharmacies throughout each state. Currently, Millennium has received Medicaid and Medicare approval for the Resurgex® line products in several states including New York, New Jersey, Connecticut and Nevada.

Growth Strategy and Distribution

Millennium has implemented a variety of strategies and formed partnerships that are intended to penetrate the various specialized markets for nutritional products, which are targeted by the Company (oncology patients, immuno-compromised individuals, and athletes seeking effective sports recovery). Currently, products can be purchased through the Company’s websites, www.surgexsports.com www.milbiotech.com and www.resurgex.com, also through the website www.caring4cancer.com, or ordered by phone (877) RESURGX. Additionally, in select areas, Medicaid-associated pharmacies distribute the Company’s products. Furthermore, select international distribution agreements are in place (as described below), which are intended to expand the Company beyond U.S. markets. Each of the Company’s growth strategies in terms of product distribution are detailed below.

Oncology Market Distribution

P4 Healthcare, LLC

Millennium and P4 Healthcare, LLC formed a strategic alliance in the third quarter of 2007 to deliver the Resurgex Select® line of nutritional products to cancer patients and oncology practices. The partnership brings Millennium together with P4 Healthcare, a leading worldwide provider of customized solutions for oncology practices featuring premier patient educational resources and practice management tools.

The predecessor corporation to P4 Healthcare, International Oncology Network (ION), was founded in 1992. ION created a group purchasing organization (GPO) with the 100 largest oncology practices in the U.S. Subsequently, ION quickly grew to $8 billion in sales and was acquired in 2003. P4 Healthcare evolved from the successful ION venture and was founded to continue catering to the needs of these same top 100 private oncology practices, which are expected to be the same offices that will be promoting the Resurgex® line of products.

Through its website, www.caring4cancer.com, and its own patient guide, Caring4Cancer, P4 Healthcare reaches more than 1.2 million cancer patients annually. Additionally, many of the nation’s largest oncology practices now use the Caring4Cancer patient guide, a quarterly publication serving the interests and needs of cancer patients, survivors, and their families, as their primary patient education tool. During the first stage of the partnership, Millennium’s Resurgex® products are to be promoted within the practices and made available online through www.caring4cancer.com.

Millennium launched Resurgex Select® into the P4 network in late 2007. The product is now the nutritional of choice in the Florida Cancer Specialists, Georgia Cancer Centers, and the Hillman Center at the University of Pittsburgh. Millennium is currently continuing to grow awareness through focus groups with nurses and physicians within these practices and expects continued revenue growth throughout 2008.

Canadian Distribution

In March 2007, Millennium signed a Letter of Intent with a Ferring Pharmaceutical the Canadian subsidiary of an international pharmaceutical company currently producing gross revenue in excess of $1,000,000,000 USD. Subsequently in March 2008 Millennium entered into a definitive distribution agreement where Millennium granted exclusive marketing rights to this pharmaceutical company to distribute and market its line of Resurgex® products for cancer patients in Canada.

The program is in the pilot stage, and has the potential to expand into other areas of the world. Millennium received a purchase order valued at $88,000 supported by a letter of credit in March, 2008. Ferring Pharmaceutical plans to commit several million dollars to the initial marketing of the Resurgex Select® product line in Canada. Under the proposed terms of the agreement Millennium would profit from the manufacturing and royalty of all product sold in Canada. This agreement was finalized in March 2008.

Greek Distribution

In April 2007, the Company entered into an international distribution partnership with Nutrimedica, a Greek distributor of nutritional products with knowledge of the local market and regulations in Greece. Under this agreement, Nutrimedica is to import and distribute the Resurgex® products to hospitals, pharmacies, and directly to patients. Nutrimedica has initiated introduction of the Resurgex® products to the market, and sales have steadily increased over the past year. The revenue from Greece in 2008 is anticipated to be between $250,000 and $350,000. Year to date revenue for 2008 is in excess of $50,000 to date.

Filipino Distribution

In April 2007, Millennium signed a Letter of Intent to enter into a distribution agreement with New Marketlink Pharmaceutical Corp., a Philippine pharmaceutical company, for the distribution and marketing of the Resurgex® product line for the oncology market. Under the terms of the Letter of Intent, a distribution agreement may be formalized where Millennium could grant exclusive marketing rights to New Marketlink Pharmaceutical Corp. to distribute and market its line of Resurgex® products for cancer patients in the Philippines. Following the Filipino launch, distribution is expected to expand to Korea, Malaysia, Singapore, Thailand, Vietnam, Taiwan, and Indonesia.

On May 30, 2007, the Company announced that it had received a $238,000 purchase order from New Marketlink Pharmaceutical Corp. As for all new products that are imported into the Philippines, the purchase order is subject to the issuance of a certificate of product registration. The certificate of product registration is subject to approval by the Philippine Regulatory Agency (BFAD). Millennium will ship the initial order in the Third or Fourth Quarter of 2008 when BFAD approval is scheduled to be obtained. New Marketlink is forecasting over $1,000,000 in gross revenue for the 12 months following BFAD approval.

Sports Nutrition Market Product Distribution

In order to penetrate the sports nutrition market, the Company directly targeted the strength/conditioning coaches of professional sports teams. During the National Basketball Association (NBA) 2006-2007 and 2007-2008 seasons, several NBA organizations that purchased and used Surgex™, and had players using the products before and after practices and games. Importantly, since many of the NBA coaches have come from the NCAA, many coaches at the collegiate level are aware of the Surgex® line of products. However, due to NCAA rules of fairness, no university may offer or distribute supplements containing amino acids or anabolic agents to its athletes. For that reason, Millennium has developed an NCAA-compliant Surgex™ sports nutrition formula, devoid of amino acids or anabolic agents, which is fully compliant with the NCAA rules and could therefore be used by universities. In addition, each batch of Surgex™ is certified by the BSCG to not contain any banned substances.

The Surgex™ product line is planning to be initially be marketed and distributed in franchised gym facilities. The distribution into the gym franchises coupled with a comprehensive consumer push through the traditional media outlets of television and radio should provide for market penetration for the only clinically proven supplement on the market today.

Research and Development

During 2007 the Company spent $97,171 on research and development of its products and during 2006 the Company spent $16,432 on research and development of its products. The increased research and development expenses incurred in 2007 are directly related to the development of the Resurgex Essential™ ready-to-drink product line. The increased research and development expense was incurred during the fourth quarter of 2007. Millennium received other income totaling $400,000 during the fourth quarter of 2007 pursuant to the terms of the research and development contract between Millennium and Provider Services, Inc.

Competition

Millennium’s products target the nutritional supplement market, specifically the ready-to-drink beverage market, as an adjunct or meal replacement. The products that most directly compete with Millennium’s Resurgex® Continuum of Care in the adult nutrition market are produced by mainstream manufacturers—Boost® by Novartis AG, Ensure® by the Ross Product Division of Abbott Laboratories Inc., and Carnation® Instant Breakfast® by Nestlé—as well as generic (store branded) products that are marketed head-to-head against these products.

Millennium has chosen to target the medical community, vis-à-vis a pharmaceutical sales approach and distribution model for its currently marketed products, which is unique from that of its competitors, as the Company believes that this approach provides credibility and legitimacy that competitive brands on the market may lack. Additional factors that Millennium believes distinguish it from other competitively marketed nutritional products are listed below.

▪
Resurgex®,Resurgex Plus®, Resurgex Select® and Resurgex Essential™ address multiple issues that cause diminished fatigue and quality of life in immuno-compromised individuals. To the Company’s knowledge, no other product on the market can make this claim. These include the following:

o	Mitochondrial support (energy);

o	Reducing oxidative stress;

o	Building lean muscle;

o	Immune support; and

o	Providing healthy, whole food calories.

▪
Many of the mass-market competitors manufacture their products using the least expensive ingredients, which ensures low retail price and high profitability. This means diminished bioavailability and low biological value, as well as less benefit to the end user.

▪	Resurgex®,Resurgex Plus®, Resurgex Select® and Resurgex Essential™ were developed with the ingredients necessary in order to deliver optimal performance.

▪	Resurgex® andResurgex Plus® deliver over 15 nutraceutical ingredients that specifically address the needs of the chronically ill. Other products generally contain only one highlighted ingredient.

▪	Resurgex®,Resurgex Plus®, Resurgex Select® and Resurgex Essential™ deliver therapeutic levels of active ingredients based on the scientific research.

▪
Millennium has a use and composition patent for the existing formulas. Ensure® and Boost® are composed of mostly corn syrup and provide “empty calories,” which could do more harm than good, especially in glucose-sensitive individuals.

While the majority of other companies in this market sell the bulk of their product through the mass market, these formulations may not transfer well into the highly critical medical market, which Millennium’s products target. Additionally, many of these products have been slow to update their formulas and incorporate the latest nutritional ingredients. Descriptions of the products which Millennium believes could be considered competitors to its own product line are provided in the accompanying section, along with a price summary of each of these products, relative to Resurgex Select®, which is provided in Table 10.

Boost® and Boost Plus®

Boost® is marketed as an energy beverage for healthy adults, providing a balance of essential vitamins and minerals to promote physical and mental health. As a meal replacement or between-meal snack alternative, Boost® is a nutritional drink with 25 vitamins and minerals, carbohydrates, and protein. The product additionally contains antioxidants, such as beta-carotene, selenium, and vitamins C and E, as well as natural milk calcium. Boost Plus® is marketed as a high-protein, high-calorie, nutritionally complete drink for people on fluid- or volume-restricted diets, people with HIV suffering from weight loss, or for general weight gain. A comparison between Resurgex Select® and Boost® from a macronutrient perspective is provided in Table 11.

Ensure® and Ensure Plus®

Ensure® was developed to provide a source of complete, balanced nutrition for supplemental use between or with meals and for interim sole-source feeding. Ensure® is marketed as a benefit to people who are at nutrition risk, experiencing involuntary weight loss, recovering from illness or surgery, or on modified or low-residue diets. Ensure Plus® is marketed as a source of complete, balanced nutrition that provides concentrated calories and protein to help patients gain or maintain healthy weight. It can be used with or between meals or as a meal replacement. A comparison between Resurgex Select® and Ensure® from a macronutrient perspective is provided in Table 12.

Sports Nutrition Market

Millennium also expects to compete with products within the sports nutrition market upon launch of its sports nutrition formula, which was launched in the fourth quarter of 2007. Products such as those listed below, as well as many other “high protein” drinks, are marketed as sports nutrition supplements and may be considered competitive products to the Company’s Surgex™ sports nutrition formula. It is important to note that as the high-protein drink market is expansive, these competitive products are not an exhaustive list of competitors. Rather, these products are representative of some of the high-protein drink products on the market today that may compete with Surgex™ sports nutrition formula. Surgex™ sports nutrition formula will likely provide athletes with the important calories they need while being competitively priced with other products.

▪	BSN Syntha-6™ Extended Release Protein Blend by BSN Inc.

▪	Muscle Milk® by CytoSport Inc.

▪	FRS, an antioxidant health drink, by New Sun Nutrition, Inc.

▪	Gatorade® Performance Series

Employees

As of December 31, 2007, the Company employed 10 persons, of whom one is primarily engaged in research and development and product support activities, three are primarily engaged in managerial functions associated with sales and marketing, and six are engaged in general administrative and managerial functions.  The Company has no collective bargaining agreements with its employees.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2007, we generated revenues of $882,395 from sales of our three products. However, during this period we realized net losses of $13,017,651, of which $5,335,662 were non-cash items primarily related to issuance of shares and warrants for compensation, services, and associated with financing transactions during the period. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have increased, our operating expenses are significantly greater than our revenues. During 2007, the Company obtained new capital in the form of equity that supplied a major portion of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $4,084,922. Stock certificates for an aggregate 1,640,000 shares issuable for investments, had not yet been issued at December 31, 2007, and the Company reclassified the related equity contributions as current liabilities at year-end. In addition to the before-said, the Company obtained $1,506,277 from borrowings, net of debt repayments, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at rates of between $0.10 and $0.20 per share (see Note 7 to our audited Financial Statements below). These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for 2007. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2007 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared. See, “Part II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

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

We own all rights to the formulation of Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ have a use and compositional patent with respect to Resurgex® (which covers Resurgex Plus®), and Resurgex Select®. Surgex™ is patent pending. We also have registered trademarks for the names "Resurgex", “Resurgex Plus” and “Resurgex Select”. “Surgex” has preliminary Trade mark reservation status. We have filed patent applications internationally with regards to all patents and patents pending. No assurance can be given that patents will be issued from pending applications or that there rights, if issued and the rights from our existing patents and registered name will afford us adequate protections. In addition, we rely on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or produce products which provide the same benefits as the current product lines.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 31, 2008, 148,929,068 shares are issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of March 30, 2008, approximately 63,669,268 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of March 30, 2008, we had warrants outstanding for the purchase of an aggregate of 8,569,000 shares of our common stock, and stock options for 38,339,599 shares. None of the shares issuable upon exercise of the warrants are currently registered pursuant to agreements between us and the selling stockholders, requiring us to register their shares for resale under the Securities Act. Registration of the shares permits the sale of the shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

In October 2007, the Company extended its lease commitment an additional 5 years with an annual right to renew or cancel commencing in December 2007, for approximately 4,500 square feet of office space. The terms of the lease provide for a monthly rental rate of $10,635 per month, plus an allocated portion of certain operating expenses. The lease expense in 2007 was subsidized by $17,000 of sublease income. The Company presently occupies these facilities along with a new sub lessee paying approximately 40% of the rental expense projected for 2008. The lease is personally guaranteed by the Company’s Chief Executive Officer and Chairman of the Board of Directors, Jerry E. Swon.

ITEM 3: LEGAL PROCEEDINGS

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. 07 CV H 11 1420) Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which were associated with the development of Resurgex Select collateral materials developed in December of 2005. Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials. Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC has filed legal action for demand of payment in the amount of $63,718 for services rendered. Millennium continues to negotiate a settlement through counsel with regards to this legal proceeding. Neither the Company nor Millennium has received any additional legal correspondence with regards to this matter as of April, 15, 2008.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company’s common stock currently trades in the OTC market and is quoted on the Electronic Bulletin Board of the OTC market, under the symbol MBTG. The following table sets forth, for the calendar quarters indicated during the last two fiscal years and the first quarter of fiscal 2008, the high and low quotations of the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	OTC-BB
	High/Bid	Low/Bid
2006
First Quarter	$0.51	$0.27
Second Quarter	0.52	0.29
Third Quarter	0.34	0.16
Fourth Quarter	0.33	0.17

2007
First Quarter	$0.22	$0.14
Second Quarter	0.24	0.12
Third Quarter	0.21	0.16
Fourth Quarter	0.24	0.12

2008
First Quarter	$0.16	$0.08

(b) Stockholders

As of March 31, 2008, there were approximately 1,431 stockholders of record for the Company’s Common Stock. The number of record holders does not include stockholders whose securities are held in street names the Company estimates over 1,000 holders in street names. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock and 67 holders of record of the Company's Series C Preferred Stock.

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

Recent Issues of Unregistered Securities

During the fourth quarter of 2007 the Company issued the following unregistered securities

(i)	6,000,000 shares of common stock to certain officers and directors of the Company as compensation (see “Related Party Transactions”).

(ii)	12,300,000 shares of common stock to four accredited investors pursuant to subscriptions for private placements, for aggregate cash receipts by the Company of $1,490,000.

(iii)
800,000 shares of common stock and warrants for the purchase of 1,323,560 shares, exercisable at prices between $0.10 and $0.20 per share during three years, to 16 creditors as loan origination and loan due date extension fees.

(iv)	4,731,404 shares of common stock against conversion of promissory notes for $576,920.

(v)	892,535 shares of common stock to four investors in lieu of accrued interest on promissory notes.

(vi)
10,015,000 shares of common stock and warrants for the purchase of 2,000,000 shares of common stock, exercisable at $0.15 during three years, to twelve consultants and service providers, for services rendered.

In addition, the Company rescinded the issue of 2,720,000 shares for certain financing costs which shares were shown as having been issued in prior quarters.

The foregoing issuances of securities were private transactions and exempt from registration under section 4(2) of the Securities Act and/or regulation D rule 506 promulgated under the Securities Act.

At December 31, 2007, stock certificates for an aggregate 10,922,357 shares issuable for investments and as compensation for services rendered had not yet been issued and the Company classified the related equity contributions as current liabilities at year-end.

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

Purchases of Equity Securities

None.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial information presented below under the captions “Balance Sheet” and "Statement of Operations" for the years ended December 31, 2007 and 2006 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Millennium Biotechnologies Group, Inc. including the operations of Millennium Biotechnologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

Balance Sheet	December 31, 2007
Total assets	$832,680
Current liabilities	12,983,990
Long-term liabilities	10,000
Working capital	(12,178,162)
Shareholders’ equity (deficit)	$(12,161,310)

Statement of Operations	For the Year Ended December 31,
	2007	2006
Total revenues	$882,395	$822,757
Operating income (loss)	(7,852,169)	(10,406,982)
Net (loss)	(13,017,651)	(13,687,091)

Net loss per common share	$(0.14)	$(0.21)
Number of shares used in computing per share data	91,322,305	65,659,913

Results of Operations for the year ended December 31, 2007 compared to the year ended December 31, 2006:

Total revenues generated from the sales of Resurgex®, Resurgex Plus®, Resurgex Select® and Surgex™ for the year ended December 31, 2007 totaled $882,395 an increase of 7% from the year ended December 31, 2006.

Total revenues generated from the sales of Resurgex®, Resurgex Plus®, Resurgex Select® and Surgex™ for the quarter ended December 31, 2007 were $410,077, an increase of 250% from the quarter ended December 31, 2006 which had total revenues of $164,125.

Other income was $400,000 for the fourth quarter of 2007. The income was received pursuant to the terms of a Research and Development Contract related to the development of the Resurgex Essential ready-to-drink line of products. Total income, including revenue and other income for quarter ending December 31, 2007 totaled $792,579.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2007 amounted to $426,365 for a 48% gross margin. Gross profits increased $217,106 or 104% for the year ended December 31, 2007 compared to $209,259 for the year ended December 31, 2006. The increase in gross profits is a result of the increased margins in the long terms care marketplace which represented over 50% of the revenue received in the fourth quarter of 2007.

After deducting research and development costs of $97,171 and selling, general and administrative expenses of $8,181,363, which included $5,335,662 in non-cash outlays in the form of restricted stock and warrants issued for professional fees, interest and compensation, the Company realized an operating loss of $7,852,169. Operating losses for 2007 of $7,852,169 were down $2,554,813 or 25% as compared to the 2006 operating loss of $10,406,982. Non-operating expenses totaled $5,165,482 for the year ended December 31, 2007 as compared to $3,436,302 for the year ended December 31, 2006. The increase in non-operating expenses of $1,729,180 was due to the increase in interest and financing expenses for the year ended December 31, 2007 which totaled $5,259,366 as compared to the year ended December 31, 2006 which totaled $3,208,445, for an increase of $2,050,921 or 64%. The increase in interest and financing expense was experienced due to increased interest and financing requirements of short-term and long-term debt holders.

The net result for the year ended December 31, 2007 was a loss of $13,017,651 or $0.14 per share, compared to a loss of $13,687,091 or $0.21 per share for the prior year. The 2007 net results were significantly affected by a 64%increase in interest and financing expenses which eliminated the positive effect of management’s ability to increase revenue 7% while reducing operating expenses 25% during 2007. In 2006 the need for expenditures in connection with setting up the required marketing and sales operations resulting in increased operating expenses which affected the net result. Management does not consider this atypical for a company engaged in launching new products into new sectors. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new equity investments through private placements with accredited investors. During 2007, the Company obtained new equity capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $3,945,571. In addition, the Company obtained $1,506,277 from borrowings, net of debt repayments, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.10 per share. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the year showed a working capital showing a deficit of $12,178,162. During the fourth quarter of 2007 and in the first quarter of 2008 the Company obtained new financing sufficient to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS-AN AMENDMENT OF ARB NO. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary or variable interest entity requiring consolidation and for the deconsolidation thereof. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, or deconsolidation thereof, we currently expect that SFAS No. 160 will not have an impact on our future financial position, results of operations and operating cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations, if any, once adopted.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not anticipated to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”) , which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

NEW ACCOUNTING PRONOUCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R."

This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact may be material.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

“Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.”

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

ITEM 8A (T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2008.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8 B: OTHER INFORMATION

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information about all directors and executive officers of the Company are as follows:

Name	Position	Term(s) of Office

Jerry E. Swon, 58	Chief Executive Officer,	Jul. 27, 2001 until present
Chairman of the Board of the Company

Mark Mirken, 60	President, Chief Operating Officer	September 2007 until present

Frank Guarino, 33	Chief Financial Officer	Oct.15, 2001 until present

Michael G. Martin, 56	Company Director	Oct.15, 2001 until present

David Sargoy, 48	Company Director	Oct.15, 2001 until present

Carl Germano, 53	Executive Vice President, Research and Product Development	May 15, 2001 until present

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

Mark C. Mirken

Mr. Mark C. Mirken has been Millennium’s President and Chief Operating Office since August 2007. He was previously employed by Turbo Chef Technologies, Inc. (NASDAQ:OVEN). Mr. Mirken reported to the Chairman & Board of Directors and had global P&L accountability for the entire company. He conceived and executed business strategies, steered direction of development and growth, and managed all aspects of operations including R&D, engineering, product development, new business development, sales (domestic/international and direct/indirect), marketing (strategies, campaigns, collaterals), branding (differentiating features and benefits in six categories), manufacturing (in-house/contract and onshore/offshore), investor relations, PR, media affairs, and major/global channels and accounts management (Subway, Starbucks, BP, HMS Host). He also mentored and led a core management team of 10 executives (including CFO, CTO and Director of Manufacturing in China), directed 24-person global sales force, and provided indirect oversight to a worldwide workforce of 100 plus. Mr. Mirken earned a Bachelor of Science from the University of North Carolina, in addition he eared a J.D. from the University of North Carolina School of Law.

Frank Guarino

Mr. Frank Guarino has been the Chief Financial Officer (CFO) of Millennium Biotechnologies Group, Inc. and Millennium Biotechnologies, Inc. since 2001. Mr. Guarino actively participates in all fundraising activities with other members of senior management which have yielded Millennium over $20,000,000 in new capital throughout his tenure. His role also includes steady contributions as an active member of the senior management team in all operations, systems management, technology implementation and internal controls. Additionally Mr. Guarino along with the CEO of Millennium currently manages investor relations activities on a daily basis. Mr. Guarino was previously employed from 1997 through February 2001 as the Controller of First National Funding Corporation of America, a mortgage banking firm which grew from a small family business to a medium sized corporation with 55 branches nationwide producing over $350 million in annual volume at the time of his departure. Eight accounting and human resource employees reported directly to Mr. Guarino. From 1995 to 1997 Mr. Guarino was employed by Panasonic Broadcast and Television Systems Co., where his responsibilities evolved to an independent supervisory position in the accounts receivable department which collected over $400,000,000 annually in accounts receivable from clients which included national television networks. Mr. Guarino earned a Bachelor of Science in Accounting from St. Peter’s College in 1997.

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

Carl Germano

Mr. Carl Germano serves as Millennium’s executive vice president of research and product development. He is a registered, certified, and licensed nutritionist. Mr. Germano holds a Master’s degree in clinical nutrition from New York University and has over 27 years of experience using innovative, complementary nutritional therapies in private practice. For the past 20 years, he has dedicated his efforts to research and product development for the dietary supplement and medical foods industries, where he has been instrumental in bringing unique nutritional substances and formulations to the health/dietary supplement industry. From April 1999 to July 2001, Mr. Germano was senior vice president of research and product development with Nutratech, Inc., a nutraceutical raw materials supplier. From 1992 to 1999, he was vice president of product development and research with Solgar Vitamin and Herb (noting that in 2005 NBTY Inc. [NTY-NYSE] purchased the Solgar Vitamin and Herb Co. from Wyeth Consumer Healthcare [WYE-NYSE]).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2007 except for Messrs. Jerry E. Swon, David Sargoy, Michael Martin, Mark C. Mirken, Frank Guarino who are currently late in filing forms 4 pertaining to certain security acquisitions from the Company in 2007.

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

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Directors Fee ($)	Other Annual Compensation($)	Restricted Stock Awards ($)	Securities Underlying Options ($)	All Other Compens.($)
		(1)		(2)		(3)

Jerry E. Swon (4)	2007	300,000	65,719	18,000	-	-
Chief Executive Officer,	2006	300,000	25,000	18,000	-	-	-
Director	2005	300,000	25,000	18,000	43,125	-

Mark C. Mirken (6)	2007	87,166	-	-	1,080,000	-	-
President and COO	2006	-	-	-	-	-	-
	2005	-	-	-	-	-	-

Carl Germano (5)	2007	200,000	-	-	51,300	214,701	-
Exec. Vice President	2006	200,000	-	-	-	-	-
	2005	200,000	-	-	-	-	-

Frank Guarino (7)	2007	150,000	-	12,000	34,000	-	-
Chief Financial Officer	2006	147,017	-	12,000	-	-	-
	2005	67,773	-	12,000	-	-	-

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

(5)
In 2007 Mr. Germano received 285,000 restricted shares in connection with an agreement which terminated his royalty rights on the sales of the Company’s products; the market price of such shares is shown in column “Restricted Stock Awards”. He also conducted the cashless exercise of stock options which resulted in the issuance of 1,341,884 common shares to him, the value of which, at the market price for the Company’s stock, is shown in the column “Securities Underlying Options”. In 2005, Mr. Germano received options for a total of 1,708,979 shares, exercisable at prices between $0.01 and $0.25 per share. Such options are being expensed at a total of $576,897 in accordance with valuations pursuant to the Black-Scholes formula. Simultaneously with the grant of these options, previously issued options for 1,127,076 shares, exercisable at $0.37 per share, were cancelled.

(6)
Mr. Mirken received 6,000,000 shares as a signing bonus in accordance with the terms of his employment agreement. These shares, priced at the market price of the Company’s stock, are shown in the column “Restricted Stock Awards”.

(7)	Mr. Guarino received 100,000 shares. These shares, priced at the market price of the Company’s stock, are shown in the “Restricted Stock Awards” column.

Stock Options /Stock Purchase Warrants:

There were no options and stock purchase warrants granted during 2007 to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company, except that in the latter category, Wholesale Realtor Supply, an investor, was issued warrants for 8,000,000 shares as part of their units investment.

There were no exercises of stock options or warrants during 2007 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company, except that Mr. Germano exercised options for 1,341,884 on a cashless basis.

Compensation of our Directors

During 2007 none of our Directors received cash compensation.

Employment Agreements

Certain employees have received employment agreements the details of which are outlined in the section “Employment Agreements” in the Notes to the Financial Statements attached as an exhibit to this report.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2008, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common Stock	Jerry E. Swon	1,870,390	(2)	1.26%
	Frank Guarino	914,000	(3)	0.61%
	Carl Germano	2,092,313	(4)	1.40%
	Michael G. Martin	579,099	(5)	0.39%
	David Sargoy	591,099	(6)	0.40%
	Jane Swon	3,295,177	(7)	2.21%
	All Directors and Executive Officers as a Group (5 persons)	6,046,901		4.06%

Address of all persons above: c/o the Company.

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2008. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

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

** Less than 1%

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 11, 2007, the boards of directors of Millennium Biotechnologies, Inc. (the “Company”) and its parent Millennium Biotechnologies Group, Inc. (“Group”, and together with the Company, the “Companies”) appointed Mark C. Mirken as President and Chief Operating Officer of each of the Companies, effective immediately, in accordance with an employment agreement, dated as of September 11, 2007.

Prior to becoming President and Chief Operating Officer of the Companies, from 2005 to 2007, Mr. Mirken provided consulting services to various investment funds in evaluating potential investments and acquisitions. From 2000 to 2004, Mr. Mirken was employed at TurboChef Technologies, Inc., a technology, equipment and service provider for high-speed food preparation, and served as TurboChef’s President and Chief Operating Officer from 2002 to 2004. Mr. Mirken is a graduate of University of North Carolina with a Bachelor of Science in Political Science and holds a JD from the University of North Carolina School of Law.

There are no family relationships between Mr. Mirken and the Companies’ directors, executive officers or persons nominated or charged by us to become directors or executive officers. There was no transaction during the last two years, or any proposed transactions, to which the Companies were or are to be a party, in which Mr. Mirken had or is to have a direct or indirect material interest, other than Mr. Mirken serving as President and Chief Operating Officer.

The term of Mr. Mirken’s employment under the employment agreement (the “Term”) commenced as of September 11, 2007 and will continue for a period of three years; provided, Mr. Mirken has the right to extend the term of employment for two additional years. The employment agreement provides that Mr. Mirken will be employed as President and Chief Operating Officer, and subject to the Company achieving revenues in excess of $1,250,000 in any fiscal quarter during the Term, Mr. Mirken will also assume the position of Chief Executive Officer and become a member of the Board of Directors of both of the Companies.

Pursuant to the employment agreement, Mr. Mirken will receive an annual salary of $350,000 per year. In addition, during the Term, Mr. Mirken is entitled to receive an annual bonus of up to $2,725,000, depending on the gross sales of the Company during such year. For gross sales in excess of $100,000,000 during any year, the amount of additional bonuses, if any, will be at the discretion of the Board of Directors. Mr. Mirken also is entitled to receive temporary housing expense for one year, reimbursement of his moving expenses and a vehicle allowance during the Term. In addition, Mr. Mirken received a cash signing bonus of $100,000, and Group agreed to issue 6,000,000 shares of its Common Stock to Mr. Mirken. The employment agreement also provides that during each year of the Term, Mr. Mirken will receive three year options to purchase such number of Group’s common stock, at an exercise price of $.01 per share, as is equal to the greater of (i) one percent of all issued and outstanding shares of common stock of Group at the end of such year, for each $20,000,000 incremental increase in gross sales for such fiscal year which is in excess of the prior high point of gross sales reported in any prior fiscal year by the Company; or (ii) one percent of all issued and outstanding shares of common stock of Group at the end of such year, for each $30,000,000 increase in market capitalization of Group over and above the high point of market capitalization of Group for any fifteen consecutive trading days preceding such year. Pursuant to the employment agreement Mr. Mirken is entitled to a gross-up of his base salary to create a neutral tax impact for the issuance of any shares or options to him under the employment agreement.

The employment agreement terminates upon Mr. Mirken’s death and may be terminated at the option of the Company as a result of Mr. Mirken’s disability or for “cause” as defined in the employment agreement. Mr. Mirken has the right to terminate the employment agreement for “good reason” as defined in the employment agreement. In the event that the employment agreement is terminated due to Mr. Mirken’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits. If the employment agreement is terminated by the Company for “cause”, Mr. Mirken is not entitled to receive any compensation other than accrued but unpaid compensation and benefits. In the event Mr. Mirken terminates the employment agreement for “good reason”, the Company shall pay to Mr. Mirken his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Mirken as of the date of the termination.

The employment agreement also provides for Mr. Mirken is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without “cause” or by Mr. Mirken for “good reason”.

As a result of appointment of Mr. Mirken as the President of the Companies, Jerry E. Swon agreed to amend his employment agreement with the Companies whereby he agreed to resign as President. Mr. Swon, however, will continue as the Chief Executive Officer of the Companies.

Copies of Mr. Mirken’s employment agreement and amendment to Mr. Swon’s employment agreement have been filed herewith and are incorporated herein by reference.

ITEM 13: EXHIBITS

Exhibit	Description

3.1	Certificate of Incorporation and Bylaws of the Company.(1)

3.2	Certificate of Incorporation and Bylaws of Millennium.*

4.1	Certificate of Designations filed July 26, 2001*

10.1	Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001.(2)

10.2	License Agreement with Isocell SA.(3)

10.3	Royalty and Investment Agreement between Millennium and P. Elayne Wishart dated January 11, 2001.*

10.4	Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.*

10.5	Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.*

10.6	Employment Agreement between Millennium and Jerry E. Swon dated April 1, 2001.*

10.7	Letter of Intent, among Millennium Biotechnologies Group, Inc., Millennium Biotechnologies Inc., Aisling Capital II, LP, dated April 5, 2006 (5)

21	Subsidiaries of the Company:
(i) Millennium Biotechnologies, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business

14	Corporate Code of Ethics and Business Conduct (4)

15.1	Employment Agreement between President and COO Mark C. Mirken (6)

23.1	Consent of Bagell, Josephs, Levine & Company, L.L.C., Independent Registered Public Accounting Firm

31.1	Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Frank Guarino, Chief Financial Officer pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

(1)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.

(3)
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

(4)	Previously filed as an exhibit to the Company’s Annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

(5)	Previously filed as an exhibit to the Company's report on Form 8-K filed on April 5, 2006, and incorporated herein by reference.

(6)	Previously filed on Form 8-K August 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Bagell, Josephs, Levine & Company LLC. billed us $40,000.00 for professional services rendered from their audit of our annual financial statements for the year ended December 31, 2007 included in this Form 10-KSB and $25,000.00 for audit services pertaining to the year 2006.

AUDIT-RELATED FEES

Bagell, Josephs, Levine & Company LLC did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2007 and December 31, 2006.

TAX FEES

Bagell, Josephs, Levine & Company, LLC billed us in the aggregate amount of $0 and $3,102.00 for professional services rendered for tax related services for the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

ALL OTHER FEES

The aggregate fees billed by Bagell, Josephs, Levine & Company, LLC for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

By:	/s/ Jerry E. Swon	Date: April 15, 2008
Jerry E. Swon
Chief Executive Officer
(Principal Executive Officer),
Chairman of the Board

By:	/s/ Frank Guarino	Date: April 15, 2008
Frank Guarino
Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Jerry E. Swon	April 15, 2008
Jerry E. Swon, Director

/s/ Michael G. Martin	April 15, 2008
Michael G. Martin, Director

/s/ David Sargoy	April 15, 2008
David Sargoy, Director

Millennium Biotechnologies Group, Inc.
and Subsidiary

Consolidated Financial Statements

December 31, 2007 and 2006

Millennium Biotechnologies Group, Inc. and Subsidiary
Index to the Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	1

Financial Statements

Consolidated Balance Sheet	2

Consolidated Statements of Operations	3

Consolidated Statement of Stockholders’ Equity (Deficit)	4-5

Consolidated Statements of Cash Flows	6-7

Notes to the Consolidated Financial Statements	8-28

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4168
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Millennium Biotechnologies Group, Inc.
665 Martinsville Road
Basking Ridge, NJ 07920

We have audited the accompanying consolidated balance sheet of Millennium Biotechnologies Group, Inc., as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2007. Millennium Biotechnologies Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Biotechnologies Group, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company did not generate sufficient cash flow from revenues during the year ended December 31, 2007 to fund its operations. Also, at December 31, 2007, the Company had negative net working capital of $12,178,162. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

April 15, 2008

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
CENTER FOR AUDIT QUALITY (CAQ)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2007

Assets
Current Assets:
Cash	$107,042
Accounts receivable, net of allowance for doubtful accounts of $50,000	346,580
Inventories	271,398
Prepaid expenses	80,808
Total Current Assets	805,828

Property and equipment, net of accumulated depreciation of $129,651	678
Patents, net of accumulated amortization of $3,695	7,822
Deposits	18,352
Total Assets	832,680
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	5,100,760
Obligations to be settled in stock	1,215,602
Short-term debt	6,667,628
Total Current Liabilities	12,983,990
Accrued royalties, long-term portion	10,000
Total Liabilities	12,993,990

Stockholders’ Equity (Deficit)
Preferred stock, par value $1 $1,810,360 shares authorized, none issued and outstanding:
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763
Convertible Series D, voting, 0 shares issued and outstanding	-
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 133,238,812 shares	133,239
Additional paid-in capital	38,147,595
Deferred compensation	(1,098,055)
Accumulated Deficit	(49,539,134)
Total Stockholders’ Equity (Deficit)	(12,161,310)

Total Liabilities and Stockholders’ Equity (Deficit)	$832,680

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

Net Sales	$882,395	$822,757
Cost of Sales	456,030	613,498
Gross Profit	426,365	209,259
Research and development costs	97,171	16,432
Selling, general and administrative expenses	8,181,363	10,599,809

Loss from operations	(7,852,169)	(10,406,982)
Other expense
Loss on disposal of assets	(282,901)	(159,434)
Miscellaneous income	402,393	-
Miscellaneous expenses	(25,608)	(68,423)
Interest and financing expense	(5,259,366)	(3,208,445)

Net loss before taxes	(13,017,651)	(13,843,284)
Benefit from income taxes	-	156,193

Net Loss	(13,017,651)	(13,687,091)

Net Loss Per Common Share	$(0.14)	$(0.21)

Weighted average number of common shares outstanding	91,322,305	65,659,913

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2007 and 2006

	Preferred Stock						Common Stock
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Shares	Amount	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
Balance, January 1, 2006	65,141	$130,282	64,763	$64,763	-	$-	52,961,114	$52,961	$(282,235)	$18,987,939	$(22,759,392)	$(3,805,682)

Issuance of common stock and warrants - private placements							11,179,761	11,180		2,802,991		2,814,171
Issuance of common stock pursuant to exercise of warrants							686,504	687		21,587		22,274
Issuance of common stock for conversion of payables							120,000	120		24,880		25,000
Issuance of common stock pursuant to note conversion							575,000	575		143,175		143,750
Issuance of common stock and warrants for loan origination fees							500,000	500		1,613,581		1,614,081
Issuance of common stock and warrants for services							2,350,000	2,350	(38,750)	895,402	(75,000)	784,002
Finder’s fees paid										(333,110)		(333,110)
Employee stock options										1,063,863		1,063,863
Change in deferred compensation									320,985			320,985
Issuance of common stock and stock warrants for interest and note due date extensions							756,244	756		334,726		335,482
Warrants issued pursuant to anti-dilution provision										1,022,026		1,022,026
Beneficial conversion rights of convertible notes										536,685		536,685
Amortization of equity investment versus deferred royalties										5,000		5,000
Net (loss)											(13,687,091)	(13,687,091)

Balance, December 31, 2006	65,141	$130,282	64,763	$64,763	-	$-	69,128,623	$69,129	$-	$27,118,745	$(36,521,483)	$(9,138,564)

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2007 and 2006

	Preferred Stock						Common Stock
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Shares	Amount	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
Balance, January 1, 2007	65,141	$130,282	64,763	$64,763	-	$-	69,128,623	$69,129	$-	$27,118,745	$(36,521,483)	$(9,138,564)
Issuance of common stock and warrants - private placements							24,569,474	24,569		2,950,351		2,974,920
Issuance of common stock pursuant to exercise of warrants							-	-		15,649		15,649
Issuance of common stock for compensation							6,020,000	6,020		1,078,780		1,084,800
Issuance of common stock pursuant to note conversion							5,427,299	5,427		596,999		602,426
Issuance of common stock and warrants for loan origination fees							8,106,000	8,106		1,625,433		1,633,539
Issuance of common stock and warrants for services							14,436,563	14,437		3,201,823		3,216,260
Employee stock options										189,644		189,644
Stock issued for interest							20,869	21		3,944		3,965
Change in deferred compensation									(1,098,055)			(1,098,055)
Issuance of common stock and stock warrants for interest and note due date extensions							3,034,000	3,034		581,018		584,052
Exercise of stock options							1,341,884	1,342		213,360		214,702
Beneficial conversion rights of convertible notes										570,396		570,396
Buy-out of royalty rights with newly issued common stock							1,154,100	1,154		(3,547)		(2,393)
Amortization of equity investment versus deferred royalties										5,000		5,000
Net (loss)											(13,017,651)	(13,017,651)

Balance, December 31, 2007	65,141	$130,282	64,763	$64,763	-	$-	133,238,812	$133,239	$(1,098,055)	$38,147,595	$(49,539,134)	$(12,161,310)

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(13,017,651)	$(13,687,091)
Adjustments to reconcile net (loss) to net cash provided (used) by Operating Activities:
Depreciation and amortization	9,788	18,103
Stock issued for services	2,284,982	784,002
Stock issued for compensation	391,090	1,063,863
Change in inventory and receivables reserve	(120,000)	309,434
Convertible feature of notes	704,818	536,685
Amortization of deferred compensation	-	320,985
Stock issued for interest and financing expenses	1,954,772	1,949,563
Warrants issued pursuant to anti-dilution clause	-	1,022,026
Changes in assets and liabilities
Decrease in inventory	127,527	29,970
Decrease (Increase) in accounts receivable	(220,044)	453,606
Decrease (Increase) in prepaid expenses	(53,022)	48,598
Increase in miscellaneous receivables	-	67,831
Liability for stock to be issued	747,251	(192,500)
Increase in accounts payable and accrued expenses	1,086,916	1,356,415
Net Cash (Used) by Operating Activities	(6,103,573)	(5,918,510)
Cash Flows from Investing Activities:
Purchases of property and equipment	-	-
Net Cash (Used) Provided by Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from borrowings	2,324,685	4,371,557
Repayment of loans and notes	(818,408)	(1,142,265)
Conversion of liabilities to equity	746,795	143,750
Proceeds from issuance of common and preferred stock	3,945,571	2,503,335
Net Cash Provided by Financing Activities	6,198,643	5,876,377
Net Increase (Decrease) in Cash	95,070	(42,133)
Cash - beginning of year	11,972	54,105
Cash - end of year	$107,042	$11,972

Supplemental information:
Cash paid during the year for:
Interest	$296,575	$349,896
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

Schedule of non-cash investing and financing activities:	2007	2006

In consideration for services, 20,456,563 common shares and 4,122,500 warrants were issued	$4,301,060

In consideration of the extension of due dates and interest on promissory notes, 3,034,000 common shares and 251,060 warrants were issued	$584,052

In consideration for loan origination fees, 8,106,600 common shares and 10,686,667 warrants were issued	$1,633,539

In connection with conversion of convertible notes, 5,427,299 common shares were issued	$602,426

In connection with consideration for services, 2,350,000 common shares and 125,000 warrants were issued		$784,002

In connection with consideration for conversion of accounts payable, 500,000 common shares were issued		$25,000

In connection with consideration for interest and loan origination fees, 1,256,244 common shares and 8,856,000 warrants were issued		$1,949,563

In connection with conversion of convertible notes, 575,000 common shares were issued		$143,750

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Millennium Biotechnologies Group, Inc. (the Company or "Millennium Group"), formerly Regent Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium’s principal source of revenue is from sales of its nutraceutical supplements, Resurgex®, Resurgex Plus®, Resurgex Select® and Surgex™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

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

Principles of Consolidation

The Company’s operations presently consist almost exclusively of the operations of Millennium. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2007, the results of operations for the years ended December 31, 2007 and 2006, and the cash flows for the years ended December 31, 2007 and 2006, have been included.

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $576 and $576 for 2007 and 2006, respectively.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $76,044 and $57,998 for the years ended December 31, 2007 and 2006, respectively.

Shipping and Handling Costs

Shipping costs are included in cost of sales. Handling costs are included in general and administrative expenses and were accounted for with $92,164 and $102,197 for the years ended December 31, 2007 and 2006, respectively.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2007.

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
December 31, 2007 and 2006

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

2. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended December 31, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

4. INVENTORIES

Inventories consist of finished goods, samples and packaging for the Company’s Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2007, consist of the following:

Finished Goods	$323,416
Samples	8,490
Packaging	3,746
335,652
Less: Reserve for losses	(64,254)
Total	$271,398

5. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2007, consists of the following:

Furniture	$46,127
Equipment	22,445
Leasehold improvements	61,757
Subtotal	130,329
Less accumulated depreciation	(129,651)
Total	$678

Depreciation expense charged to operations was $9,212 and $17,527 for the years ended December 31, 2007 and 2006, respectively.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2007:

Accounts payable	$3,483,633
Accrued interest	587,830
Accrued salaries, bonuses and payroll taxes	332,831
Accrued royalties	73,976
Accrued professional fees	48,000
Accrued minimum purchase obligations	265,209
Accrued directors’ fees	309,281
$5,100,760

7. DEBT

Short-term debt at December 30, 2007, is as follows:

Cash advances by three accredited investors, due on demand, non-interest bearing.	$11,440

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
25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to be due on demand and remains outstanding at December 31, 2007.	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at December 31, 2007. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000

MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
DEBT (Continued)

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at December 31, 2007 and is now subject to a late payment penalty of $5,000 per month..	100,000

Promissory note issued to an accredited investor on March 17, 2005 and maturing June 15, 2005, carrying interest at the rate of 10% per year. In the event of default by debtor, the interest rate increases to 20% per year. $147,515 had been repaid during 2006, with the balance remaining open at December 31, 2007, payable on demand. The note was subject to a $20,000 origination fee and assumption of $3,000 related legal expenses.	72,485

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $632,637 on December 31, 2007.	632,637

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	113,432

Promissory note issued to an accredited investor on March 31, 2006, originally maturing on 5/31/06. The note had been changed to be due on demand, against issuance of 300,000 shares, against issuance of warrants for the purchase of 100,000 shares, exercisable at $0.25/share.	214,000

MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
DEBT (Continued)

12 promissory notes originally for $375,000 issued to 12 accredited investors in May 2006, originally maturing in June 2006, except for six notes which have been changed to mature on 8/16/07 against issuance of 300,000 shares. All notes have since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share. In July 2007, an aggregate $76,336 has been assigned to, and assumed by, another accredited investor.
298,664

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000

11 promissory notes issued to 11 accredited investors between July and September 2006, originally maturing at various dates between 9/15/06 and 1/31/07, all of which since having been changed to due on demand. The Company had issued warrants for an aggregate 2,100,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	515,000

4 promissory notes issued to 4 accredited investors in September 2006, maturing at various dates between 11/30/06 and 1/31/07, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	88,000

5 promissory notes issued to 5 accredited investors in October 2006, maturing on 1/31/07, subsequently changed to be due on demand. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462

MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
DEBT (Continued)

Three promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	95,000

Two promissory notes issued to two accredited investors in January 2007, maturing on 3/31/07, since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carry interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share	325,000

Non interest bearing advance from an outside director, repayable on demand	20,000

Three promissory notes issued to accredited investors in March 2007, maturing in May and June 2007. The Company had issued warrants for an aggregate 666,667 shares, exercisable at $0.15/share, and 325,000 shares as loan origination fees. The notes carry interest at the rates between 10% and 24% per year until maturity and thereafter are subject to rates of between 14% and 28% per year if not repaid at maturity. One note is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%. Two of the notes were partially repaid, at $70,000, in August and October 2007.
380,000

Ten promissory notes issued to seven accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, since changed to be due on demand. The notes carry interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year if not repaid at maturity. One note calls for the interest payable in form of common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share.	312,000

MILLENIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

DEBT (Continued)

Promissory note issued to an accredited investor on July 11, 2007, maturing October 11, 2007, now due on demand. The note carries interest at the rate of 12% per year until maturity and thereafter is subject to a penalty rate of 5% per month.	27,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $25,600.	21,900

Promissory note issued to an accredited investor in July, 2007, maturing December 31, 2007. The note carries interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 18% per year.	25,000

Five promissory notes issued to an accredited investor in July 2007, due on demand, The notes carry interest at the rate of 10% per year.	100,000

Promissory note originally for $25,000 issued to an accredited investor in August 2007, due on August 15, 2008. The note carries interest at the rate of 10% per year and is convertible, at the option of the holder, into common shares at the rate of $0.15 per share. In October 2007 $15,000 was converted.	10,000

In August 2007 the Company and a creditor agreed to convert $605,577.75 in outstanding payables into a note, repayable six months after demand for repayment has been issued, carrying interest at the rate of 10% per year.	605,578

Three promissory notes issued to an accredited investor in September 2007, due on September 12, 2008. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. Those notes have been cancelled.	215,030

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

DEBT (Continued)

Promissory note issued to an accredited investor in November 2007, due on November 30, 2008. The note carries interest at the rate of 6% per year and is convertible, at the option of the holder, into common shares at the rate of $0.14 per share.	550,000

Four promissory notes assigned by the holders of such previously issued notes, to an accredited investor in December 2007, due on demand. The notes carry interest at the rate of 10% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share.	250,000

Promissory note issued to an accredited investor in November 2007, due on January 30, 2008. The note carries interest at the rate of 15% per year.	200,000

Promissory note issued to an accredited investor in November 2007, due on demand. The note carries interest at the rate of 10% per year.	5,000

Promissory note issued to an accredited investor due on January 26, 2008. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	25,000

Promissory note issued to an accredited investor in September 2007, due on September 18, 2008. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000

Total Short Term Debt	$6,667,628

8. INCOME TAX

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2007	2006
State current provision (benefit)	$	$(156,193)
State deferred provision (benefit)		-
	$	$(156,193)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. The Company entered into an agreement under which it retained unrelated intermediaries to identify a buyer for Millennium’s 2006 NOL Carryovers. The total tax benefit of this transaction was $156,193 in 2006. Millennium did not qualify for the NOL program in 2007.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company’s total deferred tax asset and valuation allowance are as follows:

	Year Ended December 31,
	2007	2006
Total deferred tax asset, non-current	$14,862,000	$10,956,000
Less valuation allowance	(14,862,000)	(10,956,000)
Net deferred tax asset, non-current	$-	$-

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

9. EMPLOYMENT AGREEMENTS

On September 11, 2007, the boards of directors of Millennium Biotechnologies, Inc. (the “Company”) and its parent Millennium Biotechnologies Group, Inc. (“Group”, and together with the Company, the “Companies”) appointed Mark C. Mirken as President and Chief Operating Officer of each of the Companies, effective immediately, in accordance with an employment agreement, dated as of September 11, 2007.

Prior to becoming President and Chief Operating Officer of the Companies, from 2005 to 2007, Mr. Mirken provided consulting services to various investment funds in evaluating potential investments and acquisitions. From 2000 to 2004, Mr. Mirken was employed at TurboChef Technologies, Inc., a technology, equipment and service provider for high-speed food preparation, and served as TurboChef’s President and Chief Operating Officer from 2002 to 2004. Mr. Mirken is a graduate of University of North Carolina with a Bachelor of Science in Political Science and holds a JD from the University of North Carolina School of Law.

There are no family relationships between Mr. Mirken and the Companies’ directors, executive officers or persons nominated or charged by us to become directors or executive officers. There was no transaction during the last two years, or any proposed transactions, to which the Companies were or are to be a party, in which Mr. Mirken had or is to have a direct or indirect material interest, other than Mr. Mirken serving as President and Chief Operating Officer.

The term of Mr. Mirken’s employment under the employment agreement (the “Term”) commenced as of September 11, 2007 and will continue for a period of three years; provided, Mr. Mirken has the right to extend the term of employment for two additional years. The employment agreement provides that Mr. Mirken will be employed as President and Chief Operating Officer, and subject to the Company achieving revenues in excess of $1,250,000 in any fiscal quarter during the Term, Mr. Mirken will also assume the position of Chief Executive Officer and become a member of the Board of Directors of both of the Companies.

Pursuant to the employment agreement, Mr. Mirken will receive an annual salary of $350,000 per year. In addition, during the Term, Mr. Mirken is entitled to receive an annual bonus of up to $2,725,000, depending on the gross sales of the Company during such year. For gross sales in excess of $100,000,000 during any year, the amount of additional bonuses, if any, will be at the discretion of the Board of Directors. Mr. Mirken also is entitled to receive temporary housing expense for one year, reimbursement of his moving expenses and a vehicle allowance during the Term. In addition, Mr. Mirken received a cash signing bonus of $100,000, and Group agreed to issue 6,000,000 shares of its Common Stock to Mr. Mirken. The employment agreement also provides that during each year of the Term, Mr. Mirken will receive three year options to purchase such number of Group’s common stock, at an exercise price of $.01 per share, as is equal to the greater of (i) one percent of all issued and outstanding shares of common stock of Group at the end of such year, for each $20,000,000 incremental increase in gross sales for such fiscal year which is in excess of the prior high point of gross sales reported in any prior fiscal year by the Company; or (ii) one percent of all issued and outstanding shares of common stock of Group at the end of such year, for each $30,000,000 increase in market capitalization of Group over and above the high point of market capitalization of Group for any fifteen consecutive trading days preceding such year. Pursuant to the employment agreement Mr. Mirken is entitled to a gross-up of his base salary to create a neutral tax impact for the issuance of any shares or options to him under the employment agreement.

The employment agreement terminates upon Mr. Mirken’s death and may be terminated at the option of the Company as a result of Mr. Mirken’s disability or for “cause” as defined in the employment agreement. Mr. Mirken has the right to terminate the employment agreement for “good reason” as defined in the employment agreement. In the event that the employment agreement is terminated due to Mr. Mirken’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits. If the employment agreement is terminated by the Company for “cause”, Mr. Mirken is not entitled to receive any compensation other than accrued but unpaid compensation and benefits. In the event Mr. Mirken terminates the employment agreement for “good reason”, the Company shall pay to Mr. Mirken his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Mirken as of the date of the termination.

The employment agreement also provides for Mr. Mirken is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without “cause” or by Mr. Mirken for “good reason”.

As a result of appointment of Mr. Mirken as the President of the Companies, Jerry E. Swon agreed to amend his employment agreement with the Companies whereby he agreed to resign as President. Mr. Swon, however, will continue as the Chief Executive Officer of the Companies.

Copies of Mr. Mirken’s employment agreement and amendment to Mr. Swon’s employment agreement have been filed herewith and are incorporated herein by reference.

10. CAPITAL STOCK

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
December 31, 2007 and 2006

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
December 31, 2007 and 2006

11. OPTIONS AND WARRANTS

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123). Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded.

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2007.

The granting of the following Company stock options was not under a formal stock option plan.

Information regarding the Company’s stock options and warrants for fiscal years ended December 31, 2006 and 2005 is as follows:

	December 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	10,207,979	$0.31	10,368,283	$0.36
Options expired	(230,000)	0.50	(160,304)	0.37
Options granted	-	-	-	-
Options exercised	(1,408,979)		-	-
Options outstanding - end of year	8,569,000	$0.35	10,207,979	$0.31

Stock price at end of year	$0.17		$0.31

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

OPTIONS AND WARRANTS, Continued

	December 31, 2007			December 31, 2006
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Option price range for exercised shares	N/A		N/A	N/A	N/A
Options available for grant at end of year	N/A		N/A	N/A	N/A

Warrants outstanding - beginning of year	21,257,711		$0.45	13,893,763	$0.64
Warrants exercised	-		-	(686,504)	0.03
Warrants granted	19,033,651		0.15	13,329,204	0.24
Warrants expired	1,845,006		2.33	(5,278,752)	0.42

Warrants outstanding - end of year	38,446,356		$0.28	21,257,711	$0.45

Warrants price range at end of year	$0.01-0.75			$0.01 - $2.65

Warrants price for exercised shares		$	………..		$0.25
Warrants available for grant at end of year	N/A		N/A	N/A	N/A

The weighted exercise price and weighted fair value of options and warrants granted by the Company for years ended 2007 and 2006, are as follows:

	December 31, 2007		December 31, 2006
	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of options and warrants granted during the year whose exercise price exceeded fair market value at the date of grant	$0.20	$0.18	$0.25	$0.21

Weighted average of options and warrants granted during the year whose exercise price was equal or lower than fair market value at the date of grant	$0.12	$0.20	$0.24	$0.36

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

OPTIONS AND WARRANTS, Continued

The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 2007.

Range of Exercise Prices	Number Outstanding at December 31, 2007	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.01 - 0.17	20,446,426	Mo’s	$0.14	20,446,426	$0.14
$0.20-0.25	14,396,433	Mo’s	$0.25	14,396,433	$0.25
$0.35 - 0.75	6,003,797	Mo’s	$0.74	6,003,797	$0.74
	47,015,356			47,015,356

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

Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was $269,444 and $1,063,863 in 2007 and 2006, respectively.

12. OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

In October 2007, the Company extended its lease commitment an additional 5 years with an annual right to renew or cancel commencing in December 2007, for approximately 4,500 square feet of office space. The terms of the lease provide for a monthly rental rate of $10,635 per month, plus an allocated portion of certain operating expenses. The lease expense in 2007 was subsidized by $17,000 of sublease income. The Company presently occupies these facilities along with a new sub lessee paying approximately 40% of the rental expense projected for 2008. The lease is personally guaranteed by the Company’s Chief Executive Officer and Chairman of the Board of Directors, Jerry E. Swon.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

OPERATING LEASE COMMITMENTS, Continued

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2007:

Year Ending December 31,
2008	$10,635
2009
Total minimum payments required	$127,620

Rent expense for the Company under operating leases for the years ended December 31, 2007 and 2006 was $107,271 and $118,512, respectively.

13. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS-AN AMENDMENT OF ARB NO. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary or variable interest entity requiring consolidation and for the deconsolidation thereof. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, or deconsolidation thereof, we currently expect that SFAS No. 160 will not have an impact on our future financial position, results of operations and operating cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not anticipated to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”) , which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

14. RELATED PARTY TRANSACTIONS

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

15. CONVERTIBLE NOTES

At December 31, 2007 the Company had an aggregate of $6,667,628 payable in eighty-three convertible notes of which $66,900 are non-interest bearing, $4,047,621 bear interest at 10% per annum, $1,071,637 at 12% per annum, $325,000 at 14% per annum, $200,000 bear interest at 15% per annum, $75,000 bear interest at 18% per annum and $765,030 bear interest at 6% per annum. The terms of the Company’s convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.

The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company’s convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the years ended December 31, 2007 and 2006, interest expense of $704,818 and $536,685 respectively, was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

16. MAJOR VENDORS

For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of one vendor.

17. COMMITMENTS

None.
18. LITIGATION

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. 07 CV H 11 1420) Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which were associated with the development of Resurgex Select collateral materials developed in December of 2005. Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials. Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC has filed legal action for demand of payment in the amount of $63,718 for services rendered. Millennium continues to negotiate a settlement through counsel with regards to this legal proceeding. Neither the Company nor Millennium has received any additional legal correspondence with regards to this matter as of April, 15, 2008.

19. SUBSEQUENT EVENTS

None.

