Form 10-Q
period 2008-03-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2008-05-20
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of March 31, 2008, was 150,413,222 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets
	- March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

	Condensed Consolidated Statements of Operations
	- Three months ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows
	- Three months ended March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6 - 16

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3	Controls and Procedures	23

PART II - OTHER INFORMATION		23

SIGNATURES		24

PART I - Item 1
MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	Restated (audited)
	March 31, 2008	December 31, 2007
Assets
Cash	$43,618	$107,042
Accounts receivable, net of allowance for doubtful accounts of $50,000	300,518	346,580
Inventories	148,881	271,398
Prepaid expenses	139,663	80,808
Total Current Assets	632,680	805,828

Property and equipment, net of accumulated depreciation of $130,307	7,421	678
Patents, net of accumulated amortization of $3,839	7,678	7,822
Deposits	18,352	18,352
Total Assets	666,131	832,680
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	2,749,948	2,390,197
Obligations to be settled in stock	1,485,602	1,215,602
Short-term debt	9,431,365	9,493,029
Total Current Liabilities	13,666,915	13,098,828
Accrued royalties, long-term portion	8,750	10,000
Total Liabilities	13,675,665	13,108,828

Stockholders’ Equity (Deficit)
Preferred stock, par value $1,810,360 shares authorized, none issued and outstanding:
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, voting, 0 shares issued and outstanding
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 150,413,222 shares at March 31, 2008 and 133,238,812 shares at December 31, 2007	150,413	133,239
Additional paid-in capital	39,983,961	38,147,595
Deferred compensation	(999,722)	(1,098,055)
Accumulated Deficit	(52,339,231)	(49,653,972)
Total Stockholders’ Equity (Deficit)	(13,009,534)	(12,276,148)

Total Liabilities and Stockholders’ Equity (Deficit)	$666,131	$832,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
Total Revenues	$355,368	$222,683

Cost of Goods Sold	196,409	185,760

Gross Profit	158,959	36,923

Research and development cost	395,537	1,720
Selling, general & administrative expenses	1,560,327	2,619,668

Loss from Operations	(1,796,905)	(2,584,465)

Other Income (Expense)
Miscellaneous income	200,000	-
Interest expense and financing costs.	(1,088,354)	(1,271,064)
Total Other (Expense)	(888,354)	(1,271,064)

Loss before provision for Income Taxes	(2,685,259)	(3,855,529)

Provision for Income Taxes	-	-

Net Loss	$(2,685,259)	$(3,855,529)
Net Loss per Common Share	$(0.02)	$(0.05)
Weighted Average Number of
Common Shares Outstanding	138,380,647	72,548,104

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(2,685,259)	$(3,855,529)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	800	3,926
Change in bad debts reserve	-	(20,000)
Securities issued for compensation	-	331,548
Securities issued for interest and financing expenses	919,371	579,747
Securities issued for services	241,000	555,250
Conversion feature of notes	-	184,920
Amortization of deferred compensation	98,333	-
Decreases (Increases) in Assets
Accounts receivable	46,062	(34,483)
Inventories	122,517	(65,853)
Prepaid expenses	(58,855)	(139,739)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	408,909	1,603,563
Net Cash Used in Operating Activities	(907,122)	(856,650)

Cash Flows from Investing Activities
Purchases of equipment and other assets	(7,399)	-
Net Cash Used in Investing Activities	(7,399)	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	351,848	1,000,295
Repayment of loans and notes payable	(117,666)	(30,000)
Prepayments on stock subscriptions	400,000	-
Issuance of common stock	216,915	-
Net Cash Provided by Financing Activities	851,097	970,295

Net Increase (Decrease) in Cash	(63,424)	113,645
Cash at beginning of period	107,042	11,972
Cash at end of period	$43,618	$125,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007, have been included.

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
March 31, 2008 and 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $144 and $144, for the quarters ended March 31, 2008 and 2007, respectively.

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $4,457 and $5,769 for the quarters ended March 31, 2008 and 2007, respectively.

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
March 31, 2008 and 2007

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

2. GOING CONCERN

In their report for the fiscal year ended December 31, 2007, the Company’s auditors had noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital. These matters raise substantial doubt about the ability to continue as a going concern.

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

4. PREPAID EXPENSES

Prepaid expenses consist of $34,973 prepayments to suppliers, $18,693 prepaid insurance costs and $85,997 unamortized prepayments to service providers.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

5. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at March 31, 2008 consist of the following:

Work in Process	$460
Samples	8,490
Finished Goods	200,900
Packaging	3,286
213,136
Less: Reserve for losses	(64,255)
Total	$148,881

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at March 31, 2008, consists of the following:

Furniture	$46,127
Equipment	22,445
Leasehold improvements	69,156
Subtotal	137,728
Less accumulated depreciation	(130,307)
Total	$7,421

Depreciation expense charged to operations was $656 and $3,782 for the quarters ended March 31, 2008 and 2007, respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2008:
Accounts payable	$1,014,713
Accrued interest	615,614
Accrued salaries, bonuses and payroll taxes	424,555
Accrued royalties	68,976
Accrued professional fees	55,600
Accrued minimum purchase obligations	265,209
Accrued directors’ fees	305,281
$2,749,948

8. DEBT

Short-term debt at March 31, 2008, is as follows:

Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440

Promissory note dated December 17, 2002, originally for $50,000 issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note has been changed to be due on demand and remains outstanding at March 31, 2008. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date. Management has repaid $25,000 in December 2003. The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at a rate of $0.01 per share. The computed discount (computed with Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.
25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to be due on demand and remains outstanding at March 31, 2008.	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at March 31, 2008. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
DEBT (Continued)

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at March 31, 2008 and is now subject to a late payment penalty of $5,000 per month.	100,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $604,896 on March 31, 2008.	604,896

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	113,432

Promissory note issued to an accredited investor on March 31, 2006, originally maturing on 5/31/06. The note had been changed to be due on demand, against issuance of 300,000 shares, against issuance of warrants for the purchase of 100,000 shares, exercisable at $0.25/share.	214,000

7 promissory notes issued to 7 accredited investors in May 2006, originally maturing in June 2006. All notes have since changed to be due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	250,000

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

DEBT (Continued)

7 promissory notes issued to 7 accredited investors between July and September 2006, originally maturing at various dates between 9/15/06 and 1/31/07, all of which since having been changed to due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	365,000

4 promissory notes issued to 4 accredited investors in September 2006, maturing at various dates between 11/30/06 and 1/31/07, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	88,000

5 promissory notes issued to 5 accredited investors in October 2006, maturing on 1/31/07, subsequently changed to be due on demand. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462

Three promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	95,000

Two promissory notes issued to two accredited investors in January 2007, maturing on 3/31/07, since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share	325,000

Non interest bearing advance from an outside director, repayable on demand	20,000

Two promissory notes issued to accredited investors in March 2007, originally maturing in May and June 2007, now due on demand. The notes initially carried interest at rates between 10% and 24% per year until maturity and thereafter are subject to rates of between 14% and 28% per year. One note is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%.	280,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

DEBT (Continued)

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, since changed to be due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in form of common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share.	187,000

Promissory note issued to an accredited investor on July 11, 2007, maturing October 11, 2007, now due on demand. The note carried interest at the rate of 12% per year until maturity and thereafter is subject to a penalty rate of 5% per month.	27,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $19,900.	19,900

Promissory note issued to an accredited investor in July, 2007, originally maturing December 31, 2007 and now due on demand. The note carried interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 18% per year.	25,000

Five promissory notes issued to an accredited investor in July 2007, due on demand, The notes carry interest at the rate of 10% per year.	100,000

Promissory note originally for $25,000 issued to an accredited investor in August 2007, due on August 15, 2008. The note carries interest at the rate of 10% per year and is convertible, at the option of the holder, into common shares at the rate of $0.15 per share. In October 2007 $15,000 was converted.	10,000

In August 2007 the Company and a creditor agreed to convert $605,577.75 in outstanding payables into a note, repayable six months after demand for repayment has been issued, carrying interest at the rate of 10% per year.	605,578

Three promissory notes issued to an accredited investor in September 2007, due on September 12, 2008. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. Those notes have been cancelled.	215,030

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

DEBT (Continued)
Promissory note issued to an accredited investor in November 2007, due on November 30, 2008. The note carries interest at the rate of 6% per year and is convertible, at the option of the holder, into common shares at the rate of $0.14 per share.	550,000

Three promissory notes assigned by the holders of such previously issued notes, to an accredited investor in December 2007, due on demand. The notes carry interest at the rate of 10% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share.	150,000

Promissory note issued to an accredited investor in November 2007, due on March 31, 2008. The note carries interest at the rate of 15% per year.	200,000

Promissory note issued to an accredited investor in November 2007, due on demand. The note carries interest at the rate of 10% per year.	5,000

Promissory note issued to an accredited investor, originally due on January 26, 2008, now due on demand. The note carried interest at the rate of 18% per year which rate, at maturity increased to 24% per year.	25,000

Promissory note issued to an accredited investor in September 2007, due on September 18, 2008. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider in July 2007, due on July 31, 2008. The note carries interest at the rate of 10% per year compounded monthly.	2,896,627

Promissory note issued to an accredited investor in March 2008, due on June 18, 2008. The note carries interest at the rate of 6% per year which rate, upon default, would increase to 18% per year.	500,000

Total Short Term Debt	$9,431,365

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
9. INCOME TAX

The Company’s total deferred tax asset and valuation allowance approximates:
	Year Ended December 31,
	2007	2006
Total deferred tax asset, non-current	$14,862,000	$10,956,000
Less valuation allowance	(14,862,000)	(10,956,000)
Net deferred tax asset, non-current	$-	$-
The income tax provision (benefit) is comprised of the following:

10. OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:

Year Ending December 31,
2008	$127,620
2009	127,620
2010	127,620
2011	127,620
2012	127,620
Total minimum payments required:	$638,100

11. RELATED PARTY TRANSACTIONS

In June 2007 the Company reached an agreement with all royalty beneficiaries pursuant to which no royalties would accrue after June 1, 2007. In return, the Company issued an aggregate 4,914,100 common shares to such individuals.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

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

The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. As of March 31, 2008 Millennium is due to pay Isocell $265,209 for licensing fees for calendar year 2004 and 2005. This amount is included in Accounts Payable and Accrued Expenses.

13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007

The Company has restated its previously issued financial statements for the year ended December 31, 2007 on its report dated April 15, 2008. The Company has restated its financial statements to properly reflect the effect of a conversion of an accounts payable balance to a note payable and the resulting accrued interest thereon. This transaction resulted in an increase in the net loss applicable to common shares of $114,838 for the year ended December 31, 2007 to a net loss of $13,132,489, as restated, and an increase in the accumulated deficit to $49,653,972 at December 31, 2007.

14. SUBSEQUENT EVENTS

None.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant To "Safe Harbor" Provisions
Of Section 21e Of The Securities Exchange Act Of 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the risk factors discussed below and in the Company's other reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations for the Quarter Ended March 31, 2008:

Total revenues generated from the sales of Resurgex®, Resurgex Plus®, Resurgex Select®, Resurgex Essential™ and Surgex™ for the quarter ended March 31, 2008 totaled $355,368; an increase of $132,685 or 60% from the quarter ended March 31, 2007 which had totaled $222,683.

Other income was $200,000 for the first quarter of 2008. The income was received pursuant to the terms of a Research and Development Contract related to the development of the Resurgex Essential ready-to-drink line of products. Total income, including revenue and other income for quarter ending March 31, 2008 totaled $555,368; an increase of 249% from the quarter ended March 31, 2007 which had totaled $222,683.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2008 amounted to $158,959 for a 45% gross margin. Gross profits increased $122,036 or 331% for the quarter ended March 31, 2008 compared to $36,923 for the quarter ended March 31, 2007. The increase in gross profits is a result of the increased margins in the long term care marketplace which represented over 50% of the revenue received in the first quarter of 2008.

After deducting research and development costs of $395,537 and selling, general and administrative expenses of $1,560,327, which included $349,133 in non-cash outlays in the form of restricted stock and warrants issued for professional fees, interest and compensation, the Company realized an operating loss of $1,796,905 for the first quarter of 2008. Operating losses for the first quarter of 2008 were down $787,560 or 30% as compared to the first quarter of 2007 which had an operating loss of $2,584,465. Non-operating expenses totaled $1,088,354 for the quarter ended March 31, 2008 as compared to $1,271,064 for the quarter ended March 31, 2007.

The net result for the quarter ended March 31, 2008 was a loss of $2,685,259 or $0.02 per share, a decrease of $1,170,270 or 30% as compared to the first quarter of 2007 which had a loss of $3,855,529 or $0.05 per share. The 30% decrease in net loss is due to decreased operating expenses of $787,560 or 30% and increased revenue which resulted in increased gross profits totaling $158,959 or 331%. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new borrowings and new equity investments through private placements with accredited investors. During the first quarter of 2008, the Company obtained new equity debt capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $400,000. In addition, the Company obtained $351,848 from borrowings, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.10 per share. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the year showed a working capital deficit of $13,034,235. During the first quarter of 2008 the Company obtained new financing sufficient to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the quarter ended March 31, 2008, we generated revenues of $355,368 from sales of our three products. However, during this period we realized net losses of $2,685,259. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our five products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Our operating expenses are significantly greater than our revenues. During the first quarter of 2008, the Company obtained new working capital from the sale of common stock to accredited investors and from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments and borrowings resulted in the net receipt by the Company of $851,097, through issuance of restricted common stock and promissory notes. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the first quarter of 2008. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the three month period ended March 31, 2008 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements for the year ended December 31, 2007 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2007 and March 31, 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of Resurgex®, Resurgex Plus®, Resurgex Select®, Surgex™ and Resurgex Essential™ and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 31, 2008, 150,413,222 shares are issued and outstanding. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in the business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, our general financial condition and future prospects, general business conditions and such other factors as the Board of Directors may deem relevant. In addition, no cash dividends may be declared or paid on our Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely that we will declare any cash dividends in the foreseeable future.

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

As of March 31, 2008, approximately 56,286,864 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of March 31, 2008, we had warrants outstanding for the purchase of an aggregate of 39,046,356 shares of our common stock, and stock options for 8,569,000 shares. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the first quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. 07 CV H 11 1420 Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which were associated with the development of Resurgex Select collateral materials developed in December of 2005. Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials. Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC has filed legal action for demand of payment in the amount of $63,718 for services rendered. Millennium continues to negotiate a settlement through counsel with regards to this legal proceeding.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance of unregistered securities

During the quarter ended March 31, 2008, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i) 1,550,000 shares of its common stock to five individuals for business consulting and financial advisory services totaling $241,000.

(ii) 2,169,150 shares of its common stock to five accredited investors pursuant to private placement subscriptions which resulted in the receipt by the Company of $216,915. In addition, the Company received $400,000 from another investor pursuant to a stock subscription where the shares had not yet been issued at March 31, 2008.

(iii) 5,862,982 shares of its common stock to eight note holders pursuant to their conversion of promissory notes with a principal amount of $555,000 and accrued interest totaling $49,157.

(iv) 6,512,278 shares totaling $630,879 and warrants for the purchase of 600,000 shares, exercisable at $0.75/share totaling $29,340, to fourteen creditors for interest and financing costs.

(v) 1,080,000 shares of its common stock to three accredited investors pursuant to private placement subscriptions which resulted in the receipt by the Company of $130,000. These funds had been received in 2007.

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

MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: May 20, 2008	By:	/s/ Frank Guarino
Frank Guarino Chief Financial Officer
Chief Accounting Officer