Form 10-Q
period 2008-06-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2008-08-19
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2008

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
Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of June 30, 2008, was 175,101,631 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

		Page Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets
	- June 30, 2008 (unaudited) and December 31, 2007 (audited)	3

	Condensed Consolidated Statements of Operations
	- Three and six months ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	- Six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 17

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 4T	Controls and Procedures

PART II - OTHER INFORMATION		24

SIGNATURES		25

PART I - Item 1
MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets		(Restated)
Current Assets:
Cash	$10,926	$107,042
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $50,000	337,125	346,580
Inventories	58,988	271,398
Prepaid expenses	713,550	80,808
Total Current Assets	1,120,589	805,828
Property and equipment, net of accumulated depreciation of $130,963 and $129,651	6,766	678
Patents, net of accumulated amortization of $3,983 and $3,695	7,534	7,822
Deposits	18,352	18,352
Total Assets	1,153,241	832,680
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	3,072,576	2,390,197
Deferred revenues	500,000	-
Obligations to be settled in stock	1,570,102	1,215,602
Short-term debt	9,974,366	9,493,029
Total Current Liabilities	15,117,044	13,098,828
Accrued royalties, long-term portion	7,500	10,000
Total Liabilities	15,124,544	13,108,828

Stockholders’ Deficit
Preferred stock, $1 par value 810,360 shares authorized, none issued and outstanding:	-	-
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, voting, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 175,101,631 shares at June 30, 2008 and 133,238,812 shares at December 31, 2007	175,101	133,239
Additional paid-in capital	42,553,296	38,147,595
Deferred compensation	(901,389)	(1,098,055)
Accumulated Deficit	(55,993,356)	(49,653,972)
Total Stockholders’ Deficit	(13,971,303)	(12,276,148)

Total Liabilities and Stockholders’ Deficit	$1,153,241	$832,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total Revenues	$182,115	$159,296	$537,483	$381,979
Cost of Goods Sold	228,390	101,433	424,799	287,193
Gross Profit (Loss)	(46,275)	57,863	112,684	94,786

Research and development cost	142,463	9,668	538,000	11,388
Selling, general & administrative expenses	1,807,605	1,535,774	3,367,932	4,155,442
Total operating expenses	1,950,068	1,545,442	3,905,932	4,166,830

Loss from Operations	(1,996,343)	(1,487,579)	(3,793,248)	(4,072,044)

Other Income (Expense)
Miscellaneous income (expense)	(500)	2,393	199,500	2,393
Disposal obsolete inventory	-	(158,582)	-	(158,582)
Interest and financing cost, net	(1,657,283)	(690,415)	(2,745,637)	(1,961,479)
Total Other Income (Expense)	(1,657,783)	(846,604)	(2,546,137)	(2,117,668)
Loss before Provision for Income Taxes	$(3,654,126)	$(2,334,183)	$(6,339,385)	$(6,189,712)

Provision for Income Taxes	-	-	-	-

Net Loss applicable to Common Shares	$(3,654,126)	$(2,334,183)	$(6,339,385)	$(6,189,712)

Net Loss per Common Share	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Weighted Average Number of
Common Shares Outstanding	170,276,616	77,825,179	154,328,631	75,186,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(6,339,385)	$(6,189,712)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	1,600	7,757
Change in bad debts reserve	-	(120,000)
Securities issued for compensation	-	409,145
Securities issued for services	984,453	719,572
Securities issued for interest & financing expense	2,189,480	1,002,931
Conversion feature of notes	-	216,804
Amortization of deferred compensation	196,666	-
Decreases (Increases) in Assets
Accounts receivable	9,455	38,721
Inventories	212,410	197,661
Prepaid expenses	(632,742)	(94,320)
Other assets	-	(16,054)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	810,269	2,333,647
Deferred revenues	500,000	-
Liability for stock to be issued	484,500	-
Net Cash Used by Operating Activities	(1,583,294)	(1,493,848)

Cash Flows from Investing Activities
Purchases of equipment	(7,399)	-
Net Cash Used by Operating Activities	(7,399)	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,035,328	1,382,295
Repayment of loans and notes payable	(157,666)	(102,600)
Issuance of common stock	616,915	208,000
Net Cash Provided by Financing Activities	1,494,577	1,487,695

Net Decrease in Cash	(96,116)	(6,153)
Cash at beginning of period	107,042	11,972
Cash at end of period	$10,926	$5,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 and its quarterly report on Form 10-Q for the quarter ended March 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007, have been included.

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
June 30, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $144 and $144, for the quarters and $288 and $288 for the six months periods ended June 30, 2008 and 2007, respectively.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $4,457 and $5,769 for the six months periods ended June 30, 2008 and 2007, respectively.

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
June 30, 2008

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

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses and has accumulated a significant deficit as of June 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income, as well as reducing expenses in the areas of operations. Presently, the Company cannot ascertain the eventual success of management’s plan with any degree of certainty.  Successful execution of the objectives outlined in our business plan  is contingent upon a number of factors and the Company does not represent that any or all of these objectives will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.  Management’s plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital.

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

4. PREPAID EXPENSES

Prepaid expenses totaled $713,550 at June 30, 2008, up from $80,808 at December 31, 2007, and include $195,163 prepayments to suppliers and $517,220 unamortized prepayments to service providers, with the balance made up of several small positions.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

5. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Work in Process	$460	$-
Samples	8,490	8,490
Finished Goods	111,007	323,416
Packaging	3,286	3,746
	123,243	335,652
Less: Reserve for losses	(64,255)	(64,254)
Total	$58,988	$271,398

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, consists of the following:

	June 30,	December 31,
	2008	2007
Furniture	$46,127	$46,127
Equipment	22,445	22,445
Leasehold improvements	69,156	61,757
Subtotal	137,728	130,329
Less accumulated depreciation	(130,963)	(129,651)
Total	$6,765	$678

Depreciation expense charged to operations was $1,312 and $7,469 for the six months periods ended June 30, 2008 and 2007, respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	June 30,	December 31,
	2008	2007
Accounts payable	$1,522,045	$773,070
Accrued interest	669,387	587,830
Accrued salaries, bonuses and payroll taxes	375,319	332,831
Accrued royalties	51,335	73,976
Accrued professional fees	24,000	48,000
Accrued minimum purchase obligations	115,209	265,209
Accrued directors’ fees	305,281	309,281
Miscellaneous accruals	10,000	-
	$3,072,576	$2,390,197

8. DEBT

Short-term debt is as follows:

	June, 30	December 31
	2008	2007
Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440	$11,440

Promissory note dated December 17, 2002, originally for $50,000 issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note has been changed to be due on demand and remains outstanding at June 30, 2008. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date. Management has repaid $25,000 in December 2003. The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at a rate of $0.01 per share. The computed discount (computed with Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.
	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to be due on demand and remains outstanding at June 30, 2008.	30,000	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at June 30, 2008. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

DEBT (Continued)

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000	25,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at June 30, 2008 and is now subject to a late payment penalty of $5,000 per month.	100,000	100,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $536,636 on June 30, 2008.	536,636	632,637

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	113,432	113,432

12 promissory notes issued to 12 accredited investors in May 2006, originally maturing in June 2006. All notes have since changed to be due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	299,640	298,664

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000	750,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

DEBT (Continued)

6 promissory notes issued to 6 accredited investors between July and September 2006, originally maturing at various dates between 9/15/06 and 1/31/07, all of which since having been changed to due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	340,000	515,000

3 promissory notes issued to 3 accredited investors in September 2006, maturing at various dates between 11/30/06 and 1/31/07, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	63,000	88,000

5 promissory notes issued to 5 accredited investors in October 2006, maturing on 1/31/07, subsequently changed to be due on demand. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462	325,462

Three promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	95,000	95,000

Two promissory notes issued to two accredited investors in January 2007, maturing on 3/31/07, since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share	325,000	325,000

Non interest bearing advance from an outside director, repayable on demand	20,000	20,000

Two promissory notes issued to accredited investors in March 2007, originally maturing in May and June 2007, now due on demand. The notes initially carried interest at rates between 10% and 24% per year until maturity and thereafter are subject to rates of between 14% and 28% per year. One note is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%.	280,000	380,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

DEBT (Continued)

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, since changed to be due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in form of common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share.	187,000	312,000

Promissory note issued to an accredited investor on July 11, 2007, maturing October 11, 2007, now due on demand. The note carried interest at the rate of 12% per year until maturity and thereafter is subject to a penalty rate of 5% per month.	27,000	27,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $38,000.	38,000	21,900

Promissory note issued to an accredited investor in July, 2007, originally maturing December 31, 2007 and now due on demand. The note carried interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 18% per year.	25,000	25,000

Five promissory notes issued to an accredited investor in July 2007, due on demand, The notes carry interest at the rate of 10% per year.	100,000	100,000

Promissory note originally for $25,000 issued to an accredited investor in August 2007, due on August 15, 2008. The note carries interest at the rate of 10% per year and is convertible, at the option of the holder, into common shares at the rate of $0.15 per share. In October 2007 $15,000 was converted.	10,000	10,000

In August 2007 the Company and a creditor agreed to convert $605,577.75 in outstanding payables into a note, repayable six months after demand for repayment has been issued, carrying interest at the rate of 10% per year.	605,578	605,578

Three promissory notes issued to an accredited investor in September 2007, due on September 12, 2008. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. Those notes have been cancelled.	215,030	215,030

Promissory note issued to an accredited investor in November 2007, due on November 30, 2008. The note carries interest at the rate of 6% per year and is convertible, at the option of the holder, into common shares at the rate of $0.14 per share.	550,000	550,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

DEBT (Continued)

Three promissory notes assigned by the holders of such previously issued notes, to an accredited investor in December 2007, due on demand. The notes carry interest at the rate of 10% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share.	150,000	250,000

Promissory note issued to an accredited investor in November 2007, originally for $200,000, due on March 31, 2008, presently due on demand. The note carries interest at the rate of 15% per year. In June, $12,500 accrued interest had been capitalized.	212,500	200,000

Promissory note issued to an accredited investor in November 2007, due on demand. The note carries interest at the rate of 10% per year.	5,000	5,000

Promissory note issued to an accredited investor, originally due on January 26, 2008, now due on demand. The note carried interest at the rate of 18% per year which rate, at maturity increased to 24% per year.	25,000	25,000

Promissory note issued to an accredited investor in September 2007, due on September 18, 2008. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carries interest at the rate of 10% per year compounded monthly.	2,969,648	2,825,401

Promissory note issued to an accredited investor in March 2008, due on June 18, 2008, presently past due. The note carries interest at the rate of 6% per year which rate, upon default, has increased to 18% per year.	500,000	-

Promissory notes issued to two accredited investors in April 2008, one of which in the amount of $375,000 due on August 21, 2008 and the other one currently due on demand. The Company had issued 3,000,000 shares as interest and loan origination fees for the first note. The second note carried interest at the rate of 15% per year which rate, upon default, has increased to 18% per year, and is convertible, at the holder’s option into common shares at $0.10 per share.	675,000	-

Promissory notes issued to two accredited investors in June 2008, due on demand. The Company issued 100,000 common shares in lieu of interest on one note which is convertible, at the holder’s option into common shares at $0.10 per share. The other note carries interest at 12% per year.	47,000	-

Other notes outstanding at December 31, 2007, since then repaid	-	286,485

Total Short Term Debt	$9,974,366	$9,493,029

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

9. INCOME TAX

The Company’s total deferred tax asset and valuation allowance approximates:
June 30, 2008
Total deferred tax asset	$14,862,000
Less valuation allowance	(14,862,000)
Net deferred tax asset	$-

10. OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:

Year Ending December 31,
2008	$63,810
2009	$127,620
2010	$127,620
2011	$127,620
2012	$127,620
Total minimum payments required:	$574,290

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

11. COMMITMENTS

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

The License Agreement provides for the sale of the product to Millennium at stated unit prices subject to volume discounts. The term of the agreement is for five years, provided that Isocell may cancel the license (or make it non-exclusive) in the event that Millennium purchases of the product do not meet scheduled minimum quotas for any calendar quarter during the term. In such event, Millennium may avoid termination of the license by paying 50% of the prescribed purchase minimum. As of June 30, 2008 Millennium is due to pay Isocell $115,209 for licensing fees. This amount is included in Accounts Payable and Accrued Expenses.

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AS OF FOR THE YEAR  ENDED DECEMBER 31, 2007

The Company has restated its previously issued financial statements for the year ended December 31, 2007 on its report dated April 15, 2008. The Company has restated its financial statements to properly reflect the effect of a conversion of an accounts payable balance to a note payable and the resulting accrued interest thereon. This transaction resulted in an increase in the net loss applicable to common shares of $114,838 for the year ended December 31, 2007, to a net loss of $13,132,489, as restated, and an increase in the accumulated deficit to $49,653,972 at December 31, 2007.

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

Results of Operations for the Quarter Ended June 30, 2008:

Total revenues generated from the sales of Resurgex®, Resurgex Plus®, Resurgex Select®, Resurgex Essential™ and Surgex™ for the quarter ended June 30, 2008 totaled $182,115; an increase of $ 22,819 or 14% from the quarter ended June 30, 2007 which had totaled $159,296.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross (loss) for the quarter ended June 30, 2008 amounted to ($46,275) for a negative gross margin. Gross profits decreased $104,138 or 180% for the quarter ended June 30, 2008 compared to $57,863 for the quarter ended June 30, 2007. The negative gross profit is attributed to a one time miscellaneous Cost of Goods entry to record royalties due pursuant to contractual obligations. These royalty contracts have since been cancelled by both the royalty holders and the Company. Additionally the decrease in gross profits is a result of the extended timeline to manufacture the Resurgex Essential™ product line which has increased margins in the long term care marketplace. The Resurgex Essential™ product line was successfully manufactured in July 2008.

After deducting research and development costs of $142,463 and selling, general and administrative expenses of $1,807,605, which included $984,453 in non-cash outlays in the form of restricted stock and warrants issued for professional fees and compensation, in addition to a non-cash outlay of $196,666 in deferred amortized compensation the Company realized an operating loss of $1,996,343 for the second quarter of 2008. Operating losses for the second quarter of 2008 increased $508,764 or 34% as compared to the second quarter of 2007 which had an operating loss of $1,487,579. Non-operating expenses totaled $1,657,783 for the quarter ended June 30, 2008 as compared to $846,604 for the quarter ended June 30, 2007. The increase in non-operating expense was 100% attributable to increased Interest and Financing costs which were $1,657,283 for the quarter ended June 30, 2008, as compared to $690,415 for the quarter ended June 30, 2007.

The net result for the quarter ended June 30, 2008 was a loss of $3,654,126 or $0.02 per share, an increase of $1,319,943 or 56% as compared to the second quarter of 2007 which had a loss of $2,334,183 or $0.03 per share. The 56% increase in net loss is due to increased operating expenses and non-operating expenses related to increased non-cash outlays and increased interest and financing costs. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new borrowings and new equity investments through private placements with accredited investors. During the second quarter of 2008, the Company obtained new equity debt capital that supplied the majority of the funds that were needed to finance operations during the reporting period. The Company obtained $1,035,328 from borrowings, through issuance of promissory notes, some of which are convertible at the option of the holders into common shares at a rate of $0.10 per share. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the year showed a working capital deficit of $13,996,455. During the second quarter of 2008 the Company obtained new financing sufficient to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the quarter ended June 30, 2008, we generated revenues of $182,115 from sales of our three products. However, during this period we realized net losses of $3,654,126. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our five products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Our operating expenses are significantly greater than our revenues. During the first six months of 2008, the Company obtained new working capital from the sale of common stock to accredited investors and from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments and borrowings resulted in the net receipt by the Company during the first six months in 2008 of $1,590,295, through issuance of restricted common stock and promissory notes. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the first two quarters of 2008. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our condensed consolidated financial statements for the three month period ended June 30, 2008 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements for the year ended December 31, 2007 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these condensed consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2007 and June 30, 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

We own all rights to the formulation of Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ have a use and compositional patent with respect to Resurgex® (which covers Resurgex Plus®), and Resurgex Select®. Surgex™ is patent pending. We also have registered trademarks for the names "Resurgex", “Resurgex Plus” and “Resurgex Select”. “Surgex” has preliminary Trade mark reservation status. We have filed patent applications internationally with regards to all patents and patents pending. No assurance can be given that patents will be issued from pending applications or that their rights, if issued and the rights from our existing patents and registered name will afford us adequate protections. In addition, we rely on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or produce products which provide the same benefits as the current product lines.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of June 30, 2008, 175,101,631 shares are issued and outstanding. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of June 30, 2008, approximately 43,721,648 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of June 30, 2008, we had warrants outstanding for the purchase of an aggregate of 44,970,425 shares of our common stock, and stock options for 8,569,000 shares. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 4T. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by the Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by the Annual Report on Form 10-KSB were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the quarter ended June 30, 2008, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i)  7,501,334 shares of its common stock to ten individuals for business consulting and financial advisory services.

(ii)  4,000,000 shares of its common stock to an accredited investors pursuant to a private placement subscription which resulted in the receipt by the Company of $400,000 during the first quarter in 2008.

(iii)  3,427,321 shares of its common stock to two note holders pursuant to their conversion of promissory notes with a principal amount of $264,000 and accrued interest totaling $78,732.

(iv)  8,392,000 shares and warrants for the purchase of 3,862,176 shares, exercisable at prices between $0.10 and $0.20/share, to twelve creditors for interest and financing costs.

(v)  1,367,754 shares of its common stock to two accredited investors in lieu of interest totaling $136,775.

(b) Not Applicable

(c) Not Applicable

Item 3 Defaults Upon Senior Securities

- None

Item 4 Submission of Matters to a Vote of Securities’ Holders

- None

Item 5 Other Information

- None

Item 6 a) Exhibits

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

b) Reports on Form 8-K:

On June 6, 2008 the Company filed a report on Form 8-K informing about an amendment to the Master Purchase Agreement entered into previously with Provider Services Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: August 19, 2008	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer Chief Accounting Officer