Form 10-Q
period 2008-09-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2008-11-19
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2008

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

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of September 30, 2008, was 184,670,297 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

Page
Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets
- September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Condensed Consolidated Statements of Operations (unaudited)
- Three and nine months ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows (unaudited)
- Nine months ended September 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 17

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 Controls and Procedures	24

PART II - OTHER INFORMATION	25

SIGNATURES	26

PART I - Item 1

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets		(Restated)
Current Assets:
Cash	$441,445	$107,042
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $50,000	156,638	346,580
Inventories	288,046	271,398
Prepaid expenses	558,841	80,808
Total Current Assets	1,444,970	805,828
Property and equipment, net of accumulated depreciation of $131,439 and $129,651	6,290	678
Patents, net of accumulated amortization of $4,127 and $3,695	7,390	7,822
Deposits	18,352	18,352
Total Assets	$1,477,002	$832,680
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	3,726,171	2,390,197
Obligations to be settled in stock	1,291,852	1,215,602
Short-term debt	10,780,508	9,493,029
Total Current Liabilities	15,798,531	13,098,828
Accrued royalties, long-term portion	6,250	10,000
Total Liabilities	15,804,781	13,108,828

Stockholders’ Deficit
Preferred stock, par value $1,810,360 shares authorized, none issued and outstanding:
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, voting, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 184,670,297 shares at September 30, 2008 and 133,238,812 shares at December 31, 2007	184,670	133,239
Additional paid-in capital	43,431,218	38,147,595
Deferred compensation	(803,056)	(1,098,055)
Accumulated Deficit	(57,335,656)	(49,653,972)
Total Stockholders’ Deficit	(14,327,779)	(12,276,148)

Total Liabilities and Stockholders’ Deficit	$1,477,002	$832,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Total Revenues	$780,423	$90,339	$1,317,906	$472,318
Cost of Goods Sold	132,443	31,178	557,242	318,371
Gross Profit	647,980	59,161	760,664	153,947

Research and development cost	77,304	779	615,304	12,167
Selling, general & administrative expenses	1,182,567	1,997,124	4,550,499	6,152,566
Total operating expenses	1,259,871	1,997,903	5,165,803	6,164,733

Loss from Operations	(611,891)	(1,938,742)	(4,405,139)	(6,010,786)

Other Income (Expense)
Miscellaneous income	-	-	199,500	2,393
Disposal obsolete inventory	-	-	-	(158,582)
Interest and financing cost, net	(730,409)	(1,014,211)	(3,476,046)	(2,975,690)
Total Other Income (Expense)	(730,409)	(1,014,211)	(3,276,546)	(3,131,879)
Loss before Provision for Income taxes	(1,342,300)	(2,952,953)	(7,681,685)	(9,142,665)

Provision for Income Taxes	-	-	-	-

Net Loss Applicable to Common Shares	$(1,342,300)	$(2,952,953)	$(7,681,685)	$(9,142,665)

Net Loss per Basic and Diluted Share	$(0.01)	$(0.03)	$(0.05)	$(0.11)

Weighted Average Number of Common Shares Outstanding	181,941,519	93,837,931	163,532,927	81,403,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(7,681,685)	$(9,142,665)
Adjustments to Reconcile Net Loss to
Net Cash used in Operations
Depreciation and amortization	2,220	9,359
Change in bad debts reserve	-	(120,000)
Securities issued for compensation	105,000	409,145
Securities issued for services	1,074,453	1,447,975
Securities issued for interest & financing expense	3,161,832	1,201,771
Conversion feature of notes	-	439,247
Amortization of deferred compensation	294,999	-
Decreases (Increases) in Assets
Accounts receivable	(10,058)	14,781
Inventories	(16,648)	283,442
Prepaid expenses	(478,033)	(172,882)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	1,463,865	1,635,068
Net Cash Used by Operating Activities	(2,084,055)	(3,994,759)

Cash Flows from Investing Activities
Purchases of equipment	(7,399)	-
Net Cash Used by Operating Activities	(7,399)	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	2,160,928	1,698,722
Repayment of loans and notes payable	(351,986)	(152,600)
Issuance of common stock	616,915	2,484,921
Net Cash Provided by Financing Activities	2,425,857	4,031,043

Net Increase in Cash	334,403	36,284
Cash at beginning of period	107,042	11,972
Cash at end of period	$441,445	$48,256

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$364,100	$250,915
Income Taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 and its quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007, have been included.

Principles of Consolidation
The Company’s operations presently consist almost exclusively of the operations of Millennium. The condensed consolidated financial statements include the accounts of the Company and its subsidiary from the acquisition date and/or through their respective disposition dates. All significant inter-company transactions and balances have been eliminated.

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $432 and $432 for the nine months ended September 30, 2008 and 2007, respectively.

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

Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense was $4,906 and $12,894 for the nine months ended September 30, 2008 and 2007, respectively.

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

3.    CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits.

The Company provides credit in the normal course of business to customers located throughout the U. S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

4.    PREPAID EXPENSES

Prepaid expenses totaled $558,841 at September 30, 2008, up from $80,808 at December 31, 2007, and include $145,643 prepayments to suppliers and $387,440 unamortized prepayments to service providers, with the balance made up of several small positions.

5.    INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
Work in Process	$460	$-
Samples	8,490	8,490
Finished Goods	340,065	323,416
Packaging	3,286	3,746
	352,301	335,652
Less: Reserve for losses	(64,255)	(64,254)
Total	$288,046	$271,398

6.    PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, consists of the following:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
Furniture	$46,127	$46,127
Equipment	22,446	22,445
Leasehold improvements	69,156	61,757
Subtotal	137,729	130,329
Less accumulated depreciation	(131,439)	(129,651)
Total	$6,290	$678

Depreciation expense charged to operations was $1,788 and $8,927 for the nine months ended September 30, 2008 and 2007, respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
Accounts payable	$1,804,272	$773,070
Accrued interest	823,871	587,830
Accrued salaries, bonuses and payroll taxes	581,373	332,831
Accrued royalties	60,165	73,976
Accrued professional fees	36,000	48,000
Accrued minimum purchase obligations	115,209	265,209
Accrued directors’ fees	305,281	309,281

	$3,726,171	$2,390,197

8.    DEBT

Short-term debt is as follows:

	(Unaudited)	(Audited)
	September 30	December 31
	2008	2007
Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440	$11,440

Promissory note dated December 17, 2002, originally for $50,000 issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note has been changed to be due on demand and remains outstanding at September 30, 2008. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date. Management has repaid $25,000 in December 2003. The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at a rate of $0.01 per share. The computed discount (computed with Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.
	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock at a rate of $0.25 per share. The note is convertible at the option of the holder into restricted shares of common stock at a rate of $0.25 per share. The note has been changed to be due on demand and remains outstanding at September 30, 2008.	30,000	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at September 30, 2008. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)
DEBT (Continued)

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000	25,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at September 30, 2008 and is now subject to a late payment penalty of $5,000 per month.	100,000	100,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $552,236 on September 30, 2008.	552,236	632,637

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	113,432	113,432

12 promissory notes issued to 12 accredited investors in May 2006, originally maturing in June 2006. All notes have since changed to be due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	299,640	298,664

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000	750,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

DEBT (Continued)

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, since changed to be due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in form of common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share.	187,000	312,000

Promissory note issued to an accredited investor on July 11, 2007, maturing October 11, 2007, now due on demand. The note carried interest at the rate of 12% per year until maturity and thereafter is subject to a penalty rate of 5% per month.	27,000	27,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $38,000.	38,000	21,900

Promissory note issued to an accredited investor in July, 2007, originally maturing December 31, 2007 and now due on demand. The note carried interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 18% per year.	25,000	25,000

Five promissory notes issued to an accredited investor in July 2007, due on demand, The notes carry interest at the rate of 10% per year.	100,000	100,000

Promissory note originally for $25,000 issued to an accredited investor in August 2007, due on August 15, 2008. The note carries interest at the rate of 10% per year and is convertible, at the option of the holder, into common shares at the rate of $0.15 per share. In October 2007 $15,000 was converted.	10,000	10,000

In August 2007 the Company and a creditor agreed to convert $605,577.75 in outstanding payables into a note, repayable six months after demand for repayment has been issued, carrying interest at the rate of 10% per year.	605,578	605,578

Three promissory notes issued to an accredited investor in September 2007, due on September 12, 2008. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. Those notes have been cancelled. During the third quarter in 2008, $151,320 have been repaid. The balance is payable on demand.	63,710	215,030

Promissory note issued to an accredited investor in November 2007, due on November 30, 2008. The note carries interest at the rate of 6% per year and is convertible, at the option of the holder, into common shares at the rate of $0.14 per share.	550,000	550,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

DEBT (Continued)

Three promissory notes assigned by the holders of such previously issued notes, to an accredited investor in December 2007, due on demand. The notes carry interest at the rate of 10% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share.	150,000	250,000

Promissory note issued to an accredited investor in November 2007, originally for $200,000, due on March 31, 2008, presently due on demand. The note carries interest at the rate of 15% per year. In June, $12,500 accrued interest had been capitalized.	212,500	200,000

Promissory note issued to an accredited investor in November 2007, due on demand. The note carries interest at the rate of 10% per year.	5,000	5,000

Promissory note issued to an accredited investor, originally due on January 26, 2008, now due on demand. The note carried interest at the rate of 18% per year which rate, at maturity increased to 24% per year.	25,000	25,000

Promissory note issued to an accredited investor in September 2007, due on September 18, 2008. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carries interest at the rate of 10% per year compounded monthly.	3,044,510	-

Promissory note issued to an accredited investor in March 2008, due on June 18, 2008, presently past due. The note carries interest at the rate of 6% per year which rate, upon default, has increased to 18% per year. A portion of $200,000 had been repaid since issuance.	300,000	-

Promissory notes issued to two accredited investors in April 2008, both currently due on demand. The Company had issued 3,000,000 shares as interest and loan origination fees for one of the notes. The second note carried interest at the rate of 15% per year which rate has increased to 18% per year, and is convertible, at the holder’s option into common shares at $0.10 per share.	675,000	-

Promissory note issued to two accredited investors in June 2008, due on demand. The note carries interest at 12% per year.	32,000	-

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

DEBT (Continued)

Two promissory notes issued to two accredited investors in July 2008, one in the amount of $200,000 due on demand and the other, in the amount of $350,000 due on November 7, 2008. The Company had issued restricted 1,200,000 shares as loan origination fees for the notes. They carry interest at the rate of 12% per year which rate and are convertible, at the holder’s option into common shares at $0.10 per share.	550,000	-

Promissory note for $75,000 issued to an accredited investor in August 2008, due on demand. The note carries interest at 10% per year. A partial repayment has been made in September 2008.	47,000	-

Six promissory notes issued to six accredited investors in September 2008, due at various dates in December 2008. The Company had issued 2,175,000 restricted shares as loan origination fees. The notes carry interest at 15% per year and are convertible, at the option of the holders, into common shares at market rates.	485,000	-

Other notes outstanding at December 31, 2007, since then repaid	-	286,485

Total Short Term Debt	$10,780,508	$6,667,628

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

9.    INCOME TAX

The Company’s total deferred tax asset and valuation allowance approximates:

	Year Ended December 31,
	2007	2006
Total deferred tax asset, non-current	$14,862,000	$10,956,000
Less valuation allowance	(14,862,000)	(10,956,000)
Net deferred tax asset, non-current	$-	$-

10.  OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:

Year Ending December 31,
2008	$31,905
2009	$127,620
2010	$127,620
2011	$127,620
2012	$127,620
Total minimum payments required:	$542,385

11.  RELATED PARTY TRANSACTIONS

None.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

12.  COMMITMENTS

During the third quarter of 2008 Millennium paid Isocell-Nutra $150,000 as a result of two loans from Millennium’s CEO Mark Mirken and an accredited investor in the amount of $75,000 each respectively. The payment was made as consideration for monies due pursuant to the existing exclusive licensing agreements and to procure the exclusive rights to a water soluble version of GliSODin which would be co-developed between Millennium and Isocell-Nutra during the calendar year of 2009.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant To "Safe Harbor" Provisions
Of Section 21e Of The Securities Exchange Act Of 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the risk factors discussed below and in the Company's other reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations for the Quarter Ended September 30, 2008:

Total revenues generated from the sales of Resurgex®, Resurgex Plus®, Resurgex Select®, Resurgex Essential™ and Surgex™ for the quarter ended September 30, 2008 totaled $780,423; an increase of $690,084 or 764% from the quarter ended September 30, 2007 which had totaled $90,339.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended September 30, 2008 amounted to $647,980 for an 83% gross margin. Gross profits increased $588,819 or 995% for the quarter ended September 30, 2008 compared to $59,161 for the quarter ended September 30, 2007. The increase in gross profit is attributed to several factors. The Resurgex Essential™ ready to drink product line which was successfully manufactured in July 2008 carries a higher gross margin than the traditional powdered product lines. In addition the Company increased the selling price of their products domestically to compensate for higher commodity costs which resulted in higher manufacturing costs. In addition the Company took advantage of a weak U.S. Dollar as compared to the Euro in the international commerce channel due to the fact that distributors overseas where experiencing increased margins based on the current exchange rates.

After deducting research and development costs of $77,304 and selling, general and administrative expenses of $1,182,567, which included $482,852 in non-cash outlays in the form of restricted stock and warrants issued for professional fees and compensation, in addition to a non-cash outlay of $98,953 in amortization of deferred compensation the Company realized an operating loss of $611,891 for the third quarter of 2008. Operating losses for the third quarter of 2008 decreased $1,326,851 or 68% as compared to the third quarter of 2007 which had an operating loss of $1,938,742. Non-operating expenses totaled $730,409 for the quarter ended September 30, 2008 as compared to $1,014,211 for the quarter ended September 30, 2007. The decrease in non-operating expenses was attributable to decreased Interest and Financing costs which decreased by $283,802. This difference in Interest and Financing cost directly correlates to the total difference in non-operating expenses as the third quarter of 2008 compares to the third quarter of 2007.

The net result for the quarter ended September 30, 2008 was a loss of $1,342,300 or $0.01 per share, a decrease of $1,610,653 or 55% as compared to the third quarter of 2007 which had a loss of $2,952,953 or $0.03 per share. The 55% decrease in net loss is due to increased revenue and gross profits coupled with decreased operating expenses and non-operating expenses. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new borrowings and new equity investments through private placements with accredited investors. During the second quarter of 2008, the Company obtained new equity debt capital that supplied the majority of the funds that were needed to finance operations during the reporting period. The Company obtained $1,125,600 from borrowings, through issuance of promissory notes. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the year showed a working capital deficit of $14,353,561. During the second quarter of 2008 the Company obtained new financing sufficient to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the quarter ended September 30, 2008, we generated revenues of $780,423 from sales of our three products. However, during this period we realized a net loss of $1,342,300. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our five products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Our operating expenses are significantly greater than our revenues. During the first nine months of 2008, the Company obtained new working capital from the sale of common stock to accredited investors and from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments and borrowings resulted in the net receipt by the Company during the first nine months in 2008 of $2,777,843, through issuance of restricted common stock and promissory notes. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the first three quarters of 2008. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the nine month period ended September 30, 2008 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements for the year ended December 31, 2007 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2007 and September 30, 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of September 30, 2008, 184,670,297 shares are issued and outstanding. Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of September 30, 2008, approximately 49,432,485 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, as of September 30, 2008, we had warrants outstanding for the purchase of an aggregate of 51,656,108 shares of our common stock, and stock options for 10,994,464 shares. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 4T. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the quarter covered by the Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

During the quarter ended September 30, 2008, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i)	2,416,666 shares of its common stock to two individuals for business consulting and financial advisory services.

(ii)	1,500,000 shares of its common stock to a supplier of raw materials and grantor of a license to the Registrant for rights to certain processes in the manufacture of the Company’s products.

(iii)
5,552,000 shares and warrants for the purchase of 2,000,000 shares, exercisable at $0.15 during four years, to six investors and creditors for loan origination fees, late payment penalties and maturity extensions.

(iv)	100,000 shares of its common stock to a accredited investor in lieu of interest.

(b)	Not Applicable

(c)	Not Applicable

Item 3     Defaults Upon Senior Securities

- None

Item 4     Submission of Matters to a Vote of Securities’ Holders

- None

Item 5     Other Information

- None

Item 6     a) Exhibits

31.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

b) Reports on Form 8-K:

On August 12, 2008 the Company filed a report on Form 8-K informing about the resignation of J. E .Swon as chief executive officer and chairman of the board and the appointment of Mark. C. Mirken to these offices, effective August 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: November 19, 2008	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer Chief Accounting Officer