Form 10-K
period 2008-12-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2009-05-04
CIK 72170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period   From            to

Commission file number  0-3338

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-1558317
(State or other Jurisdiction of	(IR..S Employer
Incorporation or Organization)	Identification No.)

665 Martinsville Road, Suite 219 Basking Ridge, NJ	07920
(Address of Principal Executive Offices)	(Zip Code)

(908) 604-2500
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Common Stock, $.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☐ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The Registrant’s revenues for the fiscal year ended December 31, 2008, were $1,492,262.

Common stock, par value $.001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 31, 2008. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 31, 2009, ($0.01), the aggregate market value of the 16,546,901 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 31, 2009, was approximately $165,469. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 31, 2009, 257,062,363 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, and 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

Note - If determination as to weather a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregated market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstance, provided that the assumptions are set forth in this Form.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Transitional Small Business Disclosure Format: Yes ☐     No ☒

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.
CONTENTS

		Page

PART I.

Item 1.	Business	2

Item 1.A.	Risk Factors	20

Item 2.	Properties	24

Item 3.	Legal Proceedings	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II.

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	25

Item 6.	Selected Financial Data	27

Item 7.	Management’s' Discussion and Analysis of Financial Condition
	and Results of Operations	28

Item 7.A.	Quantitative and Qualitative Disclosures about Market Risks	29

Item 8.	Financial Statements	29

Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	29

Item 9.A.	Controls and Procedures	29

Item 9.B.	Other Information	30

PART III.

Item 10.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	31

Item 11.	Executive Compensation	34

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	35

Item 13.	Certain Relationships and Related Transactions	36

Item 14.	Principal Accountant Fees and Services	37

PART IV.

Item 15.	Exhibits	38

	Signatures	39

	Exhibit Index	38

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-Q and 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company’s products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

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

Narrative Description of Business

Introduction

Millennium Biotechnologies Group, Inc. (“Millennium” or “the Company”) engages in the research, development, and marketing of specialized nutritional supplements as an adjunct to medical treatments for select medical conditions, as well as for athletes seeking improved recovery and advanced performance. The Company’s currently marketed products are targeted toward immuno-compromised individuals undergoing medical treatment for diseases, such as cancer, as well as individuals living with Human Immunodeficiency Virus (HIV)/Acquired Immune Deficiency Syndrome (AIDS) and wound healing and post-surgical healing and geriatric among other conditions. Millennium also is currently marketing the Surgex™ product line to elite athletes.  Millennium currently manufactures and markets five proprietary product lines and 21 SKU’s to 7 separate target markets. Millennium is headquartered in Basking Ridge, New Jersey, and trades on the Over-the-Counter (OTC) market under the symbol “MBTG.OB.”

Three product lines form the Company’s Resurgex® Continuum of Care, include Resurgex Select®, Resurgex®, andResurgex Plus®. Resurgex Select® is a whole foods-based, calorically dense, high-protein nutritional formula developed for cancer patients undergoing chemotherapy or radiation treatments. Resurgex® and Resurgex Plus® are specialized, anabolic nutritional supplements rich in antioxidants that provide nutritional support post-treatment. Resurgex Essential™ and Resurgex Essential Plus™ represent Millennium’s Ready-To-Drink product line are currently being sold into the Long-Term Care-Geriatric markets.  In November of 2007 Millennium obtained a 5 Year $20,000,000 exclusive purchase agreement from Provider Services, Inc., Ohio’s second largest nursing home network.

The Company’s products are unique in that they deliver healthy, whole food calories and do not contain high-fructose corn syrup or corn oil, which are not healthy or suitable forms of calories for Millennium’s targeted markets. These ingredients have also been shown to correlate with an increase in obesity, a promotion of insulin resistance, and are implicated in inflammation and cancer. Additionally, the use of high levels of Omega-6 fats (corn oil) has been shown to promote tumor growth in animal models. In contrast, Millennium’s nutritional products deliver 15 nutraceutical ingredients that specifically address the needs of chronically ill patients.

Millennium additionally developed Surgex™ (www.surgexsports.com) sports nutritional formula in late 2007.  Surgex™ is clinically proven in two double-blind placebo controlled clinical trials conducted on the Division 1A Football and Soccer players at Rutgers University.  Surgex™ was proven to address the nutritional concerns of both professional and amateur elite athletes. These athletes often experience similar symptoms post-workout to those battling immuno-compromised conditions, such as fatigue, loss of lean muscle, oxidative stress, and reduced immune function.

The Products

Since the initial launch of Resurgex® in September 2001, the Product lines have expanded to include 5 separate product lines and 21 SKU’s.  Each of the Company’s specialized nutritional products—Resurgex Select®, Resurgex®, and Resurgex Plus®, the newly developed Ready-To-Drink Resurgex Essentiial™ and Essential Plus® form the Company’s Continuum of Care. The Surgex™ sports nutritional formula was created to open up new business outside of the medical market in which the Company’s Continuum of Care products are currently sold and marketed.

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

Resurgex Plus®

Resurgex Plus® is a high-protein (21 g), high-calorie (400 calorie), antioxidant-rich, enteral nutritional formula providing multiple comprehensive nutritional regimens into one drink. This product (which is available in Chocolate Cream and Vanilla Cream) may serve as a meal replacement or as a sole source of nutrition when directed by a physician following a patient’s treatment. Concentrated calories are derived from high-quality food sources rather than corn oil, sucrose, and corn syrup, which are commonly found in more well-known nutritional supplements.

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

Surgex™

While Resurgex® andResurgex Plus® are the first multi-component nutritional supplements to address the various dietary needs of immuno-compromised individuals, Surgex™ (www.surgexsports.com), a nutritional support formula that aims to address the concerns of many elite athletes who suffer from like symptoms (fatigue, lean muscle loss, lactic acid buildup, oxidative stress, and stressed immune systems). This formula includes many of the benefits of the Resurgex® products and is designed to improve recovery parameters in efforts to enhance the performance of professional and collegiate athletes.

While Resurgex® or Resurgex Plus® can be effective when taken by athletes, the National Collegiate Athletic Association (NCAA) has specific rules about the use of certain amino acids, or anabolic agents. In fact, colleges and universities are prohibited from purchasing any product that contains amino acids or anabolic agents for athletes. This led to the development of the Surgex™ nutritional support formula.

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

Resurgex Essential™

Millennium exited Research and Development on the Company’s first Ready-to-Drink Product line Resurgex Essential™ in July 2008.  The Essential™ line is a ready to drink alternative to Ensure® and Boost® designed to be marketed into the long-term care channel.  Millennium will fill approximately 50% of the existing $20 million dollar 5-year exclusive purchase commitment from Provider Services, Inc. (“PSI”) with this new product line.  The remaining 50% of the purchase order from PSI requires Millennium to develop a tube feeding version and diabetic version of the Essential™ product line.  Millennium plans to raise the capital to fund this research and development project in 2009.  The Resurgex Essential™ has 250 whole food calories containing no corn syrup or corn oil.  The product also contains fruit and vegetable extracts, and FOS Fiber to provide superior quality calories and taste when compared to the competition.  Resurgex Essential Plus™ contains the same high quality ingredients with a higher caloric value of 450 calories per 8 oz serving.

Product Functionality Overview

Several health concerns must be addressed when it comes to effectively providing nutritional support for any major disease or immuno-compromised condition. While other “single magic bullet” products on the market largely only focus on one area while potentially neglecting others, Millennium’s products have been developed to address the major dietary concerns that may be influenced by nutritional support, when incorporated as an adjunct to a patient’s medical care. Thus, rather than providing significant amounts of calories from corn oil, low-quality proteins, sucrose, and corn syrup combined with an inexpensive multivitamin blend, Millennium’s Resurgex Select®, Resurgex®, Resurgex Plus® and Resurgex Essential™ have been developed to provide a comprehensive and complex array of nutrients, which fulfill necessary requirements in the health and well being of patients.

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

o
Many patients who are undergoing radiation therapy can benefit from nutritional supplements between meals. Aggressive nutritional support is indicated when oral intake alone fails to maintain an individual’s weight. Tube feedings, which are used more frequently than parenteral nutrition (primarily to preserve GI function), are usually well tolerated, pose less risk to the patient than parenteral feedings, and are more cost effective. Although Millennium is not yet addressing the tube-feeding market, the Company is in the process of developing a formula and could enter this market by third quarter of 2009.

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

Each of these conditions, described in greater detail on pages 6-7, can be addressed with Millennium’s Resurgex Select®.

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

HIV/AIDS

People living with HIV/AIDS often experience a loss of lean muscle (wasting), nutrient depletion, immune deficiencies, mitochondrial dysfunction (energy loss), and oxidative stress (free radical damage).  The Company’s two patented nutritional formulas, Resurgex® and Resurgex Plus®, address the nutritional needs of patients with HIV/AIDS, whose immune systems have been compromised as a result of chronic and acute viral-based infections and who are receiving medical care.  These products and their use in HIV/AIDS patients was the impetus behind the Company’s expansion into oncology.

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

Division I Men’s Soccer Team-Results of the Trial-Accepted for Publication in The Journal for Strength and Conditioning Research

Millennium conducted its first clinical trial among the Rutgers University Men’s Division I Soccer team during their preseason training regimen.  The clinical trial was accepted for publication in The Journal for Strength and Conditioning Research (“JSCR”).  The JCSR is the official research journal of the National Strength and Conditioning Association, (``NSCA''). This journal is recognized as the preeminent publication for strength and conditioning coaches worldwide. These thought leaders rely on this journal for the future of leading edge science as applied to their profession.

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

Results indicated a beneficial effect of the Surgex™ sports nutrition formula, including improvements in performance capacity, time to exhaustion, lactic acid response, and reduced oxidative stress. This data suggests an important role for Resurgex® in the sports fitness field in addition to its proven benefits for cancer and immuno-compromised medical patients.  The fact that this trial is approved for publication in the JSCR confirms the results of this clinical trial have been reviewed and approved by an independent and accredited third party.

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

Intellectual Property

Millennium owns all rights to the formulations of Resurgex Select®, Resurgex®, Resurgex Plus®, Resurgex Essential™ and Surgex™, and has filed compositional patent applications with respect to these formulations. Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ are registered trademarks filed with the U.S. Patent and Trademark Office (USPTO). Additionally, the Company has patents pending for all product lines in 57 countries worldwide.

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

On March 20, 2006, Millennium received the Healthcare Common Procedure Coding System (HCPCS) code for Resurgex Select®. HCPCS is one of the formats in which nutritional formulas may be coded for Medicare reimbursement and is specifically required for Medicaid reimbursement in many states.  The Resurgex® and Resurgex Plus® product lines have also received Federal HCPCS Codes.

Regulatory Environment

The manufacturing, processing, formulation, packaging, labeling and advertising of all of Millennium’s product lines are subject to regulation by federal agencies, including the Food and Drug Administration (the  "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which the Company sells and plans to sell its products.

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

The Company is unable to predict the nature of any future laws, regulations, interpretations, or applications,  nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated,  would have on its business in the future.  They could, however, require the reformulation of certain products not possible to be reformulated, imposition of additional record keeping requirements, and expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness.  Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

Medicaid Reimbursement

Medicare/Medicaid

Millennium has received federal government approval to have its nutritional product lines (Resurgex®, Resurgex Plus® and Resurgex Select®) covered by Medicare. After receiving Medicare approval by the federal government, Millennium started lobbying state governments for Medicaid approval, which would allow the Company to have its products distributed or retailed in HIV clinics, oncology centers, long term care facilities and pharmacies throughout each state. Currently, Millennium has received Medicaid and Medicare approval for the Resurgex® line products in several states including New York, New Jersey, Connecticut and Nevada.

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

Oncology Market Distribution

Canadian Distribution

In March 2007, Millennium signed a Letter of Intent with Ferring Pharmaceutical the Canadian subsidiary of an international pharmaceutical company currently producing gross revenue in excess of $1,000,000,000 USD.  Subsequently in March 2008 Millennium entered into a definitive distribution agreement where Millennium granted exclusive marketing rights to this pharmaceutical company to distribute and market its line of Resurgex® products for cancer patients in Canada.

Under the proposed terms of the agreement Millennium would profit from the manufacturing and royalty of all product sold in Canada.  This agreement was finalized in March 2008.

Greek Distribution

In April 2007, the Company entered into an international distribution partnership with Nutrimedica, a Greek distributor of nutritional products with knowledge of the local market and regulations in Greece. Under this agreement, Nutrimedica is to import and distribute the Resurgex® products to hospitals, pharmacies, and directly to patients. Nutrimedica has initiated introduction of the Resurgex® products to the market, and sales have significantly increased over the past year.  The distribution agreement with Nutrimedica produced annual average revenue of $22,000 for the years 2006 and 2007.  Millennium recorded revenue totaling $313,000 in 2008 from Nutrimedica in Greece.

On a percentage basis the revenue received in 2008 as compared to average revenue received from Nutrimedica in Greece in the years 2006 and 2007 increased 1,323%.  Furthermore Millennium received a purchase order in the first quarter of 2009 totaling $478,000 form Nutrimedica in Greece.  Management anticipates the exponential revenue growth in Greece to continue based on the positive reports and exponentially large increases in orders from Greece which are continuing into 2009.

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

Research and Development

During 2008 and 2007 the Company spent $476,806 and $97,171, respectively, on research and development of its products.  The increased research and development expenses incurred in 2008 are directly related to the development of the Resurgex Essential™ ready-to-drink product line.  Millennium received other income totaling $400,000 during the fourth quarter of 2007 pursuant to the terms of the research and development contract between Millennium and Provider Services, Inc.  The funds received from PSI helped subsidize the cash requirement related to the development of the Resurgex Essential™ Ready-to-Drink product lines.

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

▪
Resurgex®, Resurgex Plus®, Resurgex Select® and Resurgex Essential™ address multiple issues that cause diminished fatigue and quality of life in immuno-compromised individuals. To the Company’s knowledge, no other product on the market can make this claim.  These include the following:

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

▪	Resurgex®, Resurgex Plus®, Resurgex Select® and Resurgex Essential™ were developed with the ingredients necessary in order to deliver optimal performance.

▪	Resurgex® and Resurgex Plus® deliver over 15 nutraceutical ingredients that specifically address the needs of the chronically ill. Other products generally contain only one highlighted ingredient.

▪	Resurgex®, Resurgex Plus®, Resurgex Select® and Resurgex Essential™ deliver therapeutic levels of active ingredients based on the scientific research.

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

Sports Nutrition Market

Millennium is currently seeking sales, marketing and distribution partner which will assist in distribution Surgex™ to the sports nutrition market.  Millennium’s management feels a partner is necessary for the mass market distribution launch of Surgex into the retail sports nutrition marketplace.  Management is pursuing this alternative because Millennium’s shareholders would benefit from the anti-dilutive capital which would be allocated to the marketing expense of a mass market product launch.  Millennium would also benefit from the marketing expertise and capabilities of their distribution partner.  Based on historical acceptance by 10 NBA teams, PGA golfers, and NFL players with little or no marketing budget, management expects to exponentially improve results with proper marketing and distribution strategies which cater to the mass market of sports nutrition consumers.

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

Employees

As of December 31, 2008, the Company employed 6 persons, of whom one is primarily engaged in research and development and product support activities, two are primarily engaged in overall managerial functions associated with operations, capital raising, distribution partnerships and sales and marketing, one is primarily engaged in day to day managerial operations and two are engaged in general administrative and wholesale/direct to consumer sales functions.  The Company has no collective bargaining agreements with its employees.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2008, we generated revenues of $1,492,262 from sales of our six products.  However, during this period we realized net losses of $11,361,216, of which $6,517,142 were non-cash items primarily related to issuance of shares and warrants for compensation, services, and associated with financing transactions during the period.  We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market.   We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business.  Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market.  This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products.  Although our revenues have increased, our operating expenses are significantly greater than our revenues. During 2008, the Company obtained new capital in the form of equity that supplied a major portion of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $575,000. In addition, the Company obtained $2,302,925 from borrowings, net of debt repayments, through issuance of promissory notes (see Note 7 to our audited Financial Statements below).  These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for 2009.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  We plan to do this, as before, through additional equity or debt financings.  We may not be able to raise such funds on terms acceptable to us or at all.  Financings may be on terms that are dilutive or potentially dilutive to our stockholders.   If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2008 included herein have been prepared on the basis of accounting principles applicable to a going concern.  Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern.  A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue.  Our December 31, 2008 and 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.  See, “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of Resurgex®, Resurgex Plus® Resurgex Select®, Surgex™, Resurgex Essential™ and Resurgex Essential Plus™ and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated there under. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies.  Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

We face significant competition.

The biotechnology and nutraceutical supplement industries are highly competitive and subject to significant and rapid technological change.  Developments by our competitors may render our products obsolete or noncompetitive.  Numerous companies compete in our market, many of which have greater size and financial, personnel, distribution and other resources greater than ours. Our principal competition in the distribution channels where we are marketing our current products and where we intend to market other products comes from a limited number of large nationally known manufacturers and many smaller manufacturers of nutraceutical supplements.  In addition, large pharmaceutical companies compete with us on a limited basis in the nutraceutical supplement market. Increased competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess distribution and marketing capabilities far greater than ours. We also face competition in mass market distribution channels from private label nutraceutical supplements offered by health and natural food store chains and drugstore chains.  We cannot assure that we will be able to compete.

If we are unable to protect our intellectual property or we infringe on intellectual property of others, our business and financial condition may be materially and adversely affected.

We own all rights to the formulation of Resurgex®, Resurgex Plus®, Resurgex Select®, Surgex™ Resurgex Essential™ and Resurgex Essential Plus™ and have a use and compositional patent with respect to Resurgex® (which covers Resurgex Plus®), and Resurgex Select®.  Surgex™ is patent pending.  We also have registered trademarks for the names "Resurgex", “Resurgex Plus” and “Resurgex Select”.  “Surgex” has preliminary Trade mark reservation status. We have filed patent applications internationally with regards to all patents and patents pending.  No assurance can be given that patents will be issued from pending applications or that there right, if issued and the rights from our existing patents and registered name will afford us adequate protections.  In addition, we rely on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or produce products which provide the same benefits as the current product lines.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval.  As of March 31, 2009, 314,465,510 shares are issued and outstanding or reserved for issuance on a fully-diluted basis.  Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering.  In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of March 31, 2009, approximately 63,719,238 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933.  In addition, as of March 31, 2009, we had warrants outstanding for the purchase of an aggregate of 51,014,147 shares of our common stock, and stock options for 6,469,000 shares.  None of the shares issuable upon exercise of the warrants are currently registered pursuant to agreements between us and the selling stockholders, requiring us to register their shares for resale under the Securities Act. Registration of the shares permits the sale of the shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

In October 2007, the Company extended its lease commitment an additional 5 years with an annual right to renew or cancel commencing in December 2007, for approximately 4,500 square feet of office space.  The terms of the lease provide for a monthly rental rate of $10,635 per month, plus an allocated portion of certain operating expenses.  The lease expense in 2008 was subsidized by $16,000 of sublease income.  The Company presently occupies these facilities along with a new sub lessee paying approximately 30% of the rental expense projected for 2009.  The lease is personally guaranteed by the Company’s former Chairman of the Board of Directors and Chief Executive Officer Jerry E. Swon.

ITEM 3:	LEGAL PROCEEDINGS

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. 07 CV H 11 1420)  Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which were associated with the development of Resurgex Select collateral materials developed in December of 2005.  Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials.  Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC has filed legal action for demand of payment in the amount of $63,718 for services rendered.  Millennium continues to negotiate a settlement through counsel with regards to this legal proceeding.  Neither the Company nor Millennium has received any additional legal correspondence with regards to this matter as of May 4, 2009.

Ronald Burgert vs. Millennium Biotechnologies, Inc., et al. filed on the 9th day of October 2008 in District Court of Dallas County, Dallas, Texas. Mr. Burgert has filed a claim in the amount of $25,000 based on a note dated May 18, 2006. As of March 26, 2008 the balance due on the note, including unpaid principal and interest, was $31,635.12. On December 1, 2008, the 14th Judicial District, Dallas County, Dallas, Texas issued a default judgment against Millennium Biotechnologies, Inc. in the amount of $31,635.62 plus interest and unpaid attorney’s fees.

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09. The ESI Global Logistics, Inc. claims a total of $54,111.95 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier. The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece. Millennium Biotechnologies, Inc. has not responded to this claim as of May 4, 2009.

Riverwalk Village Center, LLC vs. Millennium Biotechnologies, Inc. filed on March 3, 2009 in the Superior Court of New Jersey, Law Division-Special Civil Part, Somerset County, Case #SOM-LT-572-09. Riverwalk Village Center, LLC brought a claim for unpaid rent and other charges against Millennium Biotechnologies, Inc. in the total amount of $68,076.02. The plaintiff and defendant have entered into a settlement order dated April 3, 2009 where in the plaintiff has paid a stipulated sum in the amount of $5,000 and has agreed to make subsequent payments to landlord in conjunction with certain subtenants of Millennium Biotechnologies, Inc. as the defendants. Three payments in the amount of approximately $20,000 each are to commence on 4/30/09 and to be completed by 6/18/09. In addition the rent payments for May and June 2009 must be made prior to the tenth day of each month in order to maintain the terms agreed to in the settlement agreement and prevent further action by the Riverwalk Village Center, LLC. Against Millennium Biotechnologies, Inc.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

The Company’s common stock currently trades in the OTC market and is quoted on the Electronic Bulletin Board of the OTC market, under the symbol MBTG.  The following table sets forth, for the calendar quarters indicated during the last two fiscal years, the high and low quotations of the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations.  Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	OTC-BB
	High/Bid	Low/Bid
2007
First Quarter	$0.22	$0.14
Second Quarter	0.24	0.12
Third Quarter	0.21	0.16
Fourth Quarter	0.24	0.12

2008
First Quarter	$0.17	$0.08
Second Quarter	0.12	0.07
Third Quarter	0.10	0.01
Fourth Quarter	0.07	0.01

(b)  Stockholders

As of March 31, 2009, there were approximately 1,511 stockholders of record for the Company’s Common Stock.  The number of record holders does not include stockholders whose securities are held in street names the Company estimates over 1,000 holders in street names.  In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock and 67 holders of record of the Company's Series C Preferred Stock.

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

Recent Issues of  Unregistered Securities

During the fourth quarter of 2008 the Company issued the following unregistered securities

(i)	5,400,000 shares of common stock to certain officers, directors and employees of the Company as compensation (see “Related Party Transactions”).

(ii)	2,310,000 shares of common stock to six accredited investors pursuant to subscriptions for private placements, for aggregate cash receipts by the Company of $151,915.

(iii)	27,121,000 shares of common stock to 28 creditors as loan origination and loan due date extension fees.

(iv)	4,327,979 shares of common stock against conversion of promissory notes and accrued interest totaling $432,798.

(v)	17,604,588 shares of common stock and warrants for the purchase of 5,000,000 shares, exercisable at $0.10 during three years, to twelve consultants and service providers, as remuneration.

(vi)	750,000 shares of common stock to an investor in lieu of interest.

(vii)	8,250,000 shares of common stock to four employees pursuant to agreements whereby such persons surrendered their respective right to royalties on the sale of some of the Company’s products.

The foregoing issuances of securities were private transactions and exempt from registration under section 4(2) of the Securities Act and/or regulation D rule 506 promulgated under the Securities Act.

At December 31, 2008, stock certificates for an aggregate 16,193,905 shares issuable for investments and financing costs, and as compensation for services rendered had not yet been issued and the Company classified the valuation of such shares as current liabilities at year-end, totaling $1,263,239.

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

Purchases of Equity Securities

None.

ITEM 6:	SELECTED FINANCIAL DATA

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K, and Forms 10-QSB and 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company’s products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2007 through 2008 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of the Company including the operations of Millennium Biotechnologies Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Balance Sheet
	December 31,
	2008	2007
Total assets	$719,214	$832,680
Current liabilities	15,549,779	13,098,828
Long-term debt	5,000	10,000
Working capital	(14,862,083)	(12,293,000)

Shareholders’ equity (deficit)	$(14,835,565)	$(12,276,148)

Statement of Operations
	For the Year Ended December 31,
	2008	2007
Total revenues	$1,492,262	$882,395
Operating income (loss)	(6,068,433)	(7,852,169)
Net (loss)	(11,361,216)	(13,132,488)
Net loss per common share	$(0.06)	$(0.14)
Number of shares used in
computing per share data	175,885,553	91,322,305

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2008 compared to the year ended December 31, 2007:

Total revenues generated from the sales of Resurgex®, Resurgex Plus®, Resurgex Select®, Surgex™, Resurgex Essential™ and Resurgex Essential Plus™ for the year ended December 31, 2008 totaled $1,492,262 an increase of 69% from the year ended December 31, 2007 which totaled $882,395.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2008 amounted to $756,896 for a 51% gross margin. Gross profits increased $330,531 or 78% for the year ended December 31, 2008 compared to $426,365 for the year ended December 31, 2007.  The increase in gross profits is a direct result of increased revenues.

After deducting research and development costs of $476,806 and selling, general and administrative expenses of $6,348,523, which included $2,964,927 in non-cash outlays in the form of restricted stock and warrants issued for professional fees, and compensation, the Company realized an operating loss of $6,068,433 for the period ending December 31,2008.  Operating losses for 2008 of $6,068,433 were down $1,783,736 or 23% as compared to the 2007 operating loss of $7,852,169.  This is the second consecutive year he Company has realized a reduction of operating loss greater than 23%.  Non-operating expenses totaled $5,292,783, which included non-cash outlays in the form of restricted stock and warrants issued for interest and financing costs totaling $4,117,871 for the year ended December 31, 2008.  Non-operating expenses totaling $5,292,783 increased 2% as compared to $5,280,319 for the year ended December 31, 2007.  The non-operating expenses continued to as a burden to the Company’s income statement due to due to in interest and financing expenses related to the requirements of short-term and long-term debt holders.  Management was able to moderately subsidize non-operating expense by receiving $377,978 in miscellaneous income by receiving contributions made by long-term care facilities which were pledged to develop the Resurgex Essential™ ready to drink product line.

The net result for the year ended December 31, 2008 was a loss of $11,361,216 or $0.06 per share, compared to a loss of $13,132,488 or $0.14 per share for the prior year, net losses decreased by $1,771,272 or $0.08 per share and 13% or 57% respectively as compared to the prior year. The 2008 net results were significantly affected by the sustained high costs of interest and financing expenses which eliminated the positive effect of management’s ability to increase revenue 69%, gross profit by 78% while reducing operating expenses 18% during 2008.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase as financial results during 2007 and 2008 have proven.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new equity and debt investments through private placements and promissory notes with accredited investors.  During 2008, the Company obtained new equity capital totaling $575,000 and new debt financings totaling $2,641,911 which supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments resulted in the receipt by the Company of $3,216,911.  While these funds sufficed to compensate for a majority of the negative cash flow from operations they were not sufficient to build up a liquidity reserve or sustain all of the operating costs.  As a result, the Company’s financial position at the end of the year showed a working capital showing a deficit of $14,862,083.  During the fourth quarter of 2008 and in the first quarter of 2009 the Company obtained new financing sufficient to fund a portion of the ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.   See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

ITEM 7 A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, for changes in financial market conditions. The Company does not undertake any special actions to limit those exposures. We do not have a significant interest rate risk because the interest on all our debt obligations is based on fixed rates in accordance with the terms of such indebtedness.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Registrant’s independent auditors during the last two years.

Item 9A (T).	Controls and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K were not effective for the following reasons:

a)           The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)           The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our annual report for the year ended December 31, 2009.

Changes in internal controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information about all directors and executive officers of the Company are as follows:

Name	Position	Term(s) of Office

Jerry E. Swon, 59	Chief Executive Officer,	Jul.27, 2001 until Aug 4, 2008
	Chairman of the Board	Jul.27, 2001 until Aug 4, 2008
	Company Director	Aug 4, 2008 until present

Mark Mirken, 64	President, Chief Operating Officer	September 2007 until present
	Chief Executive Officer	Aug 4, 2008 until present
	Chairman of the Board	Aug 4, 2008 until present

Frank Guarino, 34	Chief Financial Officer	Oct.15, 2001 until present

Michael G. Martin, 57	Company Director	Oct.15, 2001 until present

David Sargoy, 49	Company Director	Oct.15, 2001 until present

Benjamin Custodio, 66	Company Director	Oct 28, 2008 until present

Kenneth Sadowsky, 46	Company Director	Sep 17, 2008 until present

Carl Germano, 54	Executive Vice President, Research	May 15, 2001 until present
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

A summary of the business experience for each of our officers and directors is as follows:

Jerry E. Swon

Mr. Swon, a founder of Millennium, has been Millennium's President and Chief Executive Officer since its formation, and the Company's President, Chief Executive Officer and Chairman of the Board since July 27, 2001.  Prior to joining Millennium, and since 1992, Mr. Swon was the Chief Executive Officer of Royal Capital Inc., a New Jersey based company, which provided financial consulting and corporate structuring services to private and public companies. In 1998, Mr. Swon served as Chief Executive Officer and as a Director of Magnitude Information Systems Inc., a company engaged in the design and development of ergonomic software for office uses.  Mr. Swon was also co-founder of the Tax Transfer Corporation of New Jersey in 1999.   Mr. Swon received a B.A. degree from Hamline University in 1972. Mr. Swon resigned the position of chief executive officer on August 4, 2008.

Mark C. Mirken

Mr. Mark C. Mirken has been Millennium’s President and Chief Operating Office since August 2007 and its chief executive officer since August 2008.  He was previously employed by Turbo Chef Technologies, Inc. (NASDAQ:OVEN).  Mr. Mirken reported to the Chairman & Board of Directors and had global P&L accountability for the entire company. He conceived and executed business strategies, steered direction of development and growth, and managed all aspects of operations including R&D, engineering, product development, new business development, sales (domestic/international and direct/indirect), marketing (strategies, campaigns, collaterals), branding (differentiating features and benefits in six categories), manufacturing (in-house/contract and onshore/offshore), investor relations, PR, media affairs, and major/global channels and accounts management (Subway, Starbucks, BP, HMS Host).   He also mentored and led a core management team of 10 executives (including CFO, CTO and Director of Manufacturing in China), directed 24-person global sales force, and provided indirect oversight to a worldwide workforce of 100 plus.  Mr. Mirken earned a Bachelor of Science from the University of North Carolina, in addition he eared a J.D. from the University of North Carolina School of Law.

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

Benjamin Custodio

Mr. Custodio brings over 30 years experience in Pharmaceuticals, Nutrition and business development with expertise in the commercialization of consumer products to the Millennium Board. Currently, Mr. Custodio is the President and CEO for LCI Group, Ltd; a privately owned business development group which works with various companies commercializing products in the international arena. Prior to his time with LCI, Mr. Custodio worked with Johnson and Johnson, Ciba-Geigy and Roberts Pharmaceuticals,   Del-Monte Beverage Corp, Wampole Inc., and Webber in the vitamin and nutrition field. Mr. Custodio has previously sat on the Board of Directors for Nu-Life Nutrition Ltd.

Kenneth Sadowsky

Mr. Sadowsky brings to Millennium extensive experience in the beverage industry. Mr. Sadowsky was a principal of Atlas Distributing, Inc. overseeing the non-alcoholic beverage division which he created. The division was founded in 1988 and sales were $50,000.00 that year. In 2007 sales were over $16,000,000 and the total company sales were in excess of $75 million. He was director of Energy Brands, Inc (glaceau) makers of Glaceau Vitaminwater, Smartwater and Fruitwater from 2000-2006 when the company sold a minority interest for over 4.1 Billion. In addition, Mr. Sadowsky is currently on the board of directors of All Market Inc., makers of Vita Coco Coconut water and Hint, Inc. makers of Hint Water. Mr. Sadowsky graduated with a BA from Tulane in 1984.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of  common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report  required to be so filed pursuant to Section  16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2008 except for Messrs. Jerry E. Swon, David Sargoy, Michael Martin, Mark C. Mirken, Frank Guarino, Kenneth Sadowsky, who are currently late in filing forms 4 pertaining to certain security acquisitions from the Company in 2008 and 2007.

Audit Committee and Audit Committee Expert

Audit Committee.  We have do not have an audit committee at this time.  Our securities are not listed on a national securities exchange.  Accordingly, all members of the audit committee are not required to be independent.  We do not have a financial expert as defined in Securities and Exchange Commission rules on the committee in the true sense of the description.

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

ITEM 11:	EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Magnitude during the year ended December 31, 2008, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2008, as well as the most highly compensated employees who did not serve as executive officers during 2008. Compensation information is shown for the fiscal years ended December 31, 2007 and 2006:

Name and Principal Position	Year	Salary ($)	Directors Fee ($)	Other Annual Compensation($)	Restricted Stock Awards ($)	Securities Underlying Options ($)	All Other Compens.($)
		(1)		(2)		(3)
Jerry E. Swon (4)	2008	175,000	-	10,500	-	-
Former CEO,	2007	300,000	65,719	18,000	-	-	-
Director	2006	300,000	25,000	18,000	-	-
Mark C. Mirken (6)	2008	350,000	-	-	-	-	-
President and CEO,	2007	87,166	-	-	1,080,000	-	-
Director	2006	-	-	-	-	-	-
Carl Germano (5)	2008	200,000	-	-	47,286	-	-
Exec. Vice President	2007	200,000	-	-	51,300	214,701	-
	2006	200,000	-	-	-	-	-
Frank Guarino (7)	2008	200,000	-	12,000	30,000	-
Chief Financial Officer	2007	150,000	-	12,000	34,000	-	-
	2006	147,017	-	12,000	-	-	-

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

(4)	-
(5)
In 2008, Mr. Germano received 750,000 restricted shares valued at $47,286 pursuant to an agreement whereby he surrendered his rights to royalties on the sales of certain Company products. In 2007 Mr. Germano received 285,000 restricted shares in connection with an agreement which terminated his royalty rights on the sales of the Company’s products; the market price of such shares is shown in column “Restricted Stock Awards”. He also conducted the cashless exercise of stock options which resulted in the issuance of 1,341,884 common shares to him, the value of which, at the market price for the Company’s stock, is shown in column “Other Compensation”.

(6)
In 2007, Mr. Mirken received 6,000,000 shares as a signing bonus in accordance with the terms of his employment agreement. These shares, priced at the market price of the Company’s stock, are shown in column “Restricted Stock Awards”.

(7)
In 2008, Mr. Guarino received 1,000,000 restricted shares, valued at $30,000, as bonus payment. In 2007, Mr. Guarino received 100,000 shares. These shares, priced at the market price of the Company’s stock, are shown in the “Restricted Stock Awards” column.

Stock Options /Stock Purchase Warrants:

There were no options and stock purchase warrants granted during 2008, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company.

There were no exercises of stock options or warrants during 2008 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company.

Compensation of our Directors

During 2008 none of our Directors received cash compensation. Michael Martin and David Sargoy received 1,250,000 restricted shares each, in lieu of $125,000 accrued director’s fees.

Employment Agreements

      Certain employees have received employment agreements the details of which are outlined in the section “Employment Agreements” in the Notes to the Financial Statements attached as an exhibit to this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2009, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title	Name and Address of	Amount and Nature of		Percent
of Class	Beneficial Owner	Beneficial Ownership (1)		of Class
Common	Jerry E. Swon	1,870,390	(2)	0.8%
Stock	Frank Guarino	1,914,000	(3)	0.8%
	Carl Germano	2,842,313	(4)	1.2%
	Michael G. Martin	1,829,099	(5)	0.8%
	David Sargoy	1,841,099	(6)	0.8%
	Mark C. Mirken	6,000,000		2.5%
	Kenneth Sadowsky	250,000		-%
	All Directors and Executive Officers	16,546,901		6.9%
	as a Group (7 persons)

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

(5)	Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights.
(6)	Includes 183,333 shares issuable upon exercise of warrants. These warrants have a cash-less exercise provision and include certain piggyback registration rights.

**  Less than 1%

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 11, 2007, the boards of directors of Millennium Biotechnologies, Inc. (the “Company”) and its parent Millennium Biotechnologies Group, Inc. (“Group”, and together with the Company, the “Companies”) appointed Mark C. Mirken as President and Chief Operating Officer of each of the Companies, effective immediately, in accordance with an employment agreement, dated as of September 11, 2007. On August 4, 2008, Mr. Mirken assumed the position of chief executive officer of the Company.

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

During 2008, the Company issued restricted stock awards to certain officers and directors, as follows:

750,000 restricted shares to Carl Germano valued at $47,286 pursuant to an agreement whereby he surrendered his rights to royalties on the sales of certain Company products;

1,000,000 restricted shares to Frank Guarino, valued at $30,000, as bonus payment;

1,250,000 shares each to Michael Martin and David Sargoy, in lieu of $125,000 /each accrued director’s fees;

250,000 shares to Kenneth Sadowsky in connection with a $50,000 loan extended by Mr. Sadowsky to the Company,. Mr. Sadowsky extended another loan, for $156,000 to the Company for which he will receive 1,000,000 shares, to be issued in 2009.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Bagell, Josephs, Levine & Company LLC. billed us $56,227 for professional services rendered from their audit of our annual financial statements, during 2008, and $40,000 for audit services during 2007.

AUDIT-RELATED FEES

Bagell, Josephs, Levine & Company LLC did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements during the fiscal years ended December 31, 2008 and December 31, 2007.

TAX FEES

Bagell, Josephs, Levine & Company, LLC billed us in the aggregate amount of $1,563 and $0 for professional services rendered for tax related services during the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

ALL OTHER FEES

The aggregate fees billed by Bagell, Josephs, Levine & Company, LLC for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $0, respectively.

PART  IV

ITEM 15:	EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation and Bylaws of the Company.(1)

3.2	Certificate of Incorporation and Bylaws of Millennium.*

4.1	Certificate of Designations filed July 26, 2001*

10.1	Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001.(2)

10.2	License Agreement with Isocell SA.(3)

10.3	Royalty and Investment Agreement between Millennium and P. Elayne Wishart dated January 11, 2001.*

10.4	Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.*

10.5	Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.*

10.6	Employment Agreement between Millennium and Jerry E. Swon dated April 1, 2001.*

10.7	Letter of Intent, among Millennium Biotechnologies Group, Inc., Millennium Biotechnologies Inc., Aisling Capital II, LP, dated April 5, 2006 (5)

21	Subsidiaries of the Company:
(i) Millennium Biotechnologies, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

14	Corporate Code of Ethics and Business Conduct (4)

23.1	Consent of Bagell, Josephs & Company, L.L.C., Independent Registered Public Accounting Firm.

31.1	Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jerry E. Swon, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Frank Guarino, Chief Financial Officer pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

(1)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC.

By:	/s/ Mark C. Mirken	Date: May 4, 2009
Mark C. Mirken
Chief Executive Officer
(Principal Executive Officer),

By:	/s/ Frank Guarino	Date: May 4, 2009
Frank Guarino
Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Jerry E. Swon	May 4, 2009
Jerry E. Swon, Director
Chairman of the Board

/s/ Benjamin Custodio	May 4, 2009
Benjamin Custodio, Director

/s/ Michael G. Martin	May 4, 2009
Michael G. Martin, Director

/s/ Kenneth Sadowsky	May 4, 2009
Kenneth Sadowsky, Director

/s/ David Sargoy	May 4, 2009
David Sargoy, Director

Millennium Biotechnologies Group, Inc.
and Subsidiary

Consolidated Financial Statements

December 31, 2008

Millennium Biotechnologies Group, Inc. and Subsidiary
Index to the Consolidated Financial Statements
December 31, 2008

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statement of Stockholders’ (Deficit)	4-5

Consolidated Statements of Cash Flows	6-7

Notes to the Consolidated Financial Statements	8-28

Bagell, Josephs, Levine & Company, LLC
406 Lippincott Drive Suite J, Marlton, NJ 08053
Tel: 856.355.5900  Fax: 856.396.0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
Millennium Biotechnologies Group, Inc.
Basking Ridge, NJ 07920

We have audited the accompanying consolidated balance sheets of Millennium Biotechnologies Group, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Biotechnologies Group, Inc., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2008, to fund its operations. Also at December 31, 2008, the Company had negative net working capital of $14,862,083.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
BAGELL, JOSEPHS LEVINE & COMPANY, LLC

Marlton, New Jersey

May 4, 2009

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Balance Sheets
For the Years Ended December 31, 2008 and 2007

	December 31,
	2008	2007
Assets		(Restated)
Current Assets:
Cash	$121,009	$107,042
Accounts receivable, net of allowance for doubtful accounts of $0 and $50,000	39,966	346,580
Inventories	54,671	271,398
Prepaid expenses	472,050	80,808
Total Current Assets	687,696	805,828

Property and equipment, net of accumulated depreciation of $131,809 and $129,651	5,920	678
Patents, net of accumulated amortization of $4,271 and $3,695	7,246	7,822
Deposits	18,352	18,352
Total Assets	$719,214	$832,680
Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$3,258,764	$2,390,197
Obligations to be settled in stock	1,263,239	1,215,602
Prepayments	74,965	-
Short-term debt	10,952,811	9,493,029
Total Current Liabilities	15,549,779	13,098,828
Accrued royalties, long-term portion	5,000	10,000
Total Liabilities	15,554,779	13,108,828

Stockholders’ (Deficit)
Preferred stock, par value $1; 1,810,360 shares authorized, none issued and outstanding:
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, voting, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 240,904,713 shares as of 12/31/08; 133,238,812 as of 12/31/07	240,905	133,239
Additional paid-in capital	46,448,394	38,147,595
Deferred compensation	(704,722)	(1,098,055)
Accumulated Deficit	(61,015,187)	(49,653,972)
Total Stockholders’ (Deficit)	(14,835,565)	(12,276,148)

Total Liabilities and Stockholders’ (Deficit)	$719,214	$832,680

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007
		(Restated)
Net Sales	$1,492,262	$882,395
Cost of Sales	735,366	456,030
Gross Profit	756,896	426,365

Research and development costs	476,806	97,171
Selling, general and administrative expenses	6,348,523	8,181,363

Loss from operations	(6,068,433)	(7,852,169)
Other income (expense)
Loss on disposal of assets	-	(282,901)
Miscellaneous income	377,978	402,393
Miscellaneous expenses	(87,055)	(25,608)
Interest and financing expense	(5,583,706)	(5,374,203)
Total other income (expense)	(5,292,783)	(5,280,319)

Net loss before taxes	(11,361,216)	(13,132,488)
Provision for income taxes	-	-

Net Loss	$(11,361,216)	$(13,132,488)

Net Loss Per Common Share	$(0.06)	$(0.14)

Weighted average number of basic and fully diluted shares outstanding	175,885,553	91,322,305

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ (Deficit)
For the Years Ended December 31, 2008 and 2007

	Preferred Stock						Common Stock
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Shares	Amount	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
Balance, January 1, 2007	65,141	$130,282	64,763	$64,763	-	$-	69,128,623	$69,129	$-	$27,118,745	$(36,521,483)	$(9,138,564)

Issuance of common stock and warrants - private placements							24,569,474	24,569		2,950,351		2,974,920

Issuance of common stock pursuant to exercise of warrants							-	-		15,649		15,649

Issuance of common stock for compensation							6,020,000	6,020		1,078,780		1,084,800

Issuance of common stock pursuant to note conversion							5,427,299	5,427		596,999		602,426

Issuance of common stock and warrants for loan origination fees							8,106,000	8,106		1,625,433		1,633,539

Issuance of common stock and warrants for services							14,436,563	14,437		3,201,823		3,216,260

Employee stock options										189,644		189,644

Stock issued for interest							20,869	21		3,944		3,965

Change in deferred compensation									(1,098,055)			(1,098,055)

Issuance of common stock and stock warrants for interest and note due date extensions							3,034,000	3,034		581,018		584,052

Exercise of stock options							1,341,884	1,342		213,360		214,702

Beneficial conversion rights of convertible notes										570,396		570,396

Buy-out of royalty rights with newly issued common stock							1,154,100	1,154		(3,547)		(2,393)

Amortization of equity investment versus deferred royalties										5,000		5,000

Net (loss)											(13,132,488)	(13,132,488)

Balance, December 31, 2007	65,141	$130,282	64,763	$64,763	-	$-	133,238,812	$133,239	$(1,098,055)	$38,147,595	$(49,653,972)	$(12,276,148)

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ (Deficit)
For the Years Ended December 31, 2008 and 2007

	Preferred Stock						Common Stock
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Shares	Amount	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
Balance, January 1, 2008	65,141	$130,282	64,763	$64,763	-	$-	133,238,812	$133,239	$(1,098,055)	$38,147,595	$(49,653,972)	$(12,276,148)

Issuance of common stock - private placements							5,650,000	5,650		569,350		575,000

Issuance of common stock for license fees							1,500,000	1,500		148,500		150,000

Issuance of common stock for compensation							2,800,000	2,800		174,200		177,000

Issuance of common stock pursuant to note conversion							11,120,000	11,120		1,127,880		1,139,000

Issuance of common stock and warrants for loan origination fees							12,055,667	12,056		1,230,770		1,242,826

Issuance of common stock for services							27,872,588	27,873		1,877,556		1,905,429

Issuance of common stock and warrants for directors’ fees							2,600,000	2,600		281,400		284,000

Stock issued for interest							5,137,146	5,137		428,583		433,720

Change in deferred compensation									393,333			393,333

Issuance of common stock and stock warrants for note due date extensions							21,245,000	21,245		1,787,365		1,808,610

Issuance of common stock for late payment penalties							9,435,500	9,435		623,280		632,715

Buy-out of royalty rights with newly issued common stock							8,250,000	8,250		46,915		55,165

Amortization of equity investment versus deferred royalties										5,000		5,000

Net (loss)											(11,361,216)	(11,361,216)

Balance, December 31, 2008	65,141	$130,282	64,763	$64,763	-	$-	240,904,713	$240,905	$(704,722)	$46,448,394	$(61,015,187)	$(14,835,565)

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007
	2008	2007
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(11,361,216)	$(13,132,488)
Adjustments to reconcile net (loss) to net cash (used) by Operating Activities:
Depreciation and amortization	2,734	9,788
Stock issued for services	1,905,429	2,284,982
Stock issued for compensation	461,000	391,090
Stock issued for royalty rights and license fees	205,165	-
Change in inventory and receivables reserve	(50,000)	(120,000)
Convertible feature of notes	-	704,818
Amortization of deferred compensation	393,333	-
Stock issued for interest and financing expenses	4,117,871	1,954,772
Changes in assets and liabilities
Decrease in inventory	216,727	127,527
Decrease (Increase) in accounts receivable	356,614	(220,044)
(Increase) in prepaid expenses	(391,242)	(53,022)
Increase in customer prepayments	74,965	-
Liability for stock to be issued	47,637	747,251
Increase (Decrease) in accounts payable and accrued expenses	1,164,424	1,948,548
Net Cash (Used) by Operating Activities	(2,856,559)	(5,356,778)
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,400)	-
Net Cash (Used) by Investing Activities	(7,400)	-
Cash Flows from Financing Activities:
Proceeds from borrowings	2,641,911	2,324,685
Repayment of loans and notes	(338,986)	(818,408)
Proceeds from issuance of common and preferred stock	575,000	3,945,571
Net Cash Provided by Financing Activities	2,877,925	5,451,848
Net Increase (Decrease) in Cash	13,967	95,070
Cash - beginning of year	107,042	11,972
Cash - end of year	$121,009	$107,042

Supplemental information:
Cash paid during the year for:
Interest	$391,340	$296,575
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Schedule of non-cash investing and financing activities:

In consideration for services and compensation, 33,272,588 common shares and 3,200,000 warrants were issued	$2,366,429

In consideration of the extension of due dates, interest, and late payment penalties on promissory notes, 35,817,646 common shares and 4,462,176 warrants were issued	$2,924,841

In consideration for loan origination fees, 12,055,667 common shares and 7,000,000 warrants were issued	$1,193,030

In consideration for services and compensation, 20,456,563 common shares and 4,122,500 warrants were issued		$4,301,060

In consideration of the extension of due dates and interest on promissory notes, 3,034,000 common shares and 251,060 warrants were issued		$584,052

In consideration for loan origination fees, 8,106,600 common shares and 10,686,667 warrants were issued		$1,633,539

In connection with conversion of convertible notes, 5,427,299 common shares were issued		$602,426

The accompanying notes are an integral part of the consolidated financial statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2008 and December 31, 2007, the results of operations for the years ended December 31, 2008 and 2007, and the cash flows for the years ended December 31, 2008 and 2007, have been included.

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $576 and $576 for 2008 and 2007, respectively.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $3,121 and $76,044 for the years ended December 31, 2008 and 2007, respectively.

Shipping and Handling Costs

Shipping costs are included in cost of sales.  Handling costs are included in general and administrative expenses and were accounted for with $67,326 and $92,164 for the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in other income/expenses included in the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2008 and 2007.

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
December 31, 2008 and 2007

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

Reclassification

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. These reclassifications has no effect on financial position or operations.

2.  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2008 and 2007. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

4.  INVENTORIES

Inventories consist of finished goods, samples and packaging for the Company’s Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories at December 31, 2008 and 2007, consisted of the following:

	2008	2007
Finished Goods	$115,179	$323,416
Samples	-	8,490
Packaging	3,746	3,746
	118,925	335,652
Less: Reserve for losses	(64,254)	(64,254)
Total	$54,671	$271,398

5.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2008 and 2007, consisted of the following:

	2008	2007
Furniture	$46,127	$46,127
Equipment	22,445	22,445
Leasehold improvements	69,157	61,757
Subtotal	137,729	130,329
Less accumulated depreciation	(131,809)	(129,651)
Total	$5,920	$678

Depreciation expense charged to operations was $2,158 and $9,712 for the years ended December 31, 2008 and 2007, respectively.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2008 and 2007:

	2008	2007
Accounts payable	$1,548,061	$769,105
Accrued interest	1,037,214	591,795
Accrued salaries, bonuses and payroll taxes	505,280	332,831
Accrued royalties	5,000	73,976
Accrued professional fees	48,000	48,000
Accrued minimum purchase obligations	115,209	265,209
Accrued directors’ fees	-	309,281
	$3,258,764	$2,390,197

7.  DEBT

Short-term debt at December 31, 2008 and 2007, is as follows:

	2008	2007
Cash advances by three accredited investors, due on demand, non-interest bearing.	$4,440	$11,440

Promissory note dated December 17, 2002, originally for $50,000 issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum.  The note has been changed to be due on demand and remains outstanding at December 31, 2008. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date. Management has repaid $25,000 in December 2003. The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at a rate of $0.01 per share.  The computed discount (computed with Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.
	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restrictedshares of common stock.	30,000	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand and remains outstanding at December 31, 2008. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at December 31, 2008 and is now subject to a late payment penalty of $5,000 per month.	100,000	100,000

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

DEBT (Continued)

	2008	2007
Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	$25,000	$25,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $552,237 on December 31, 2008.	552,237	632,637

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	113,432	113,432

12 promissory notes issued to 12 accredited investors in May 2006, originally maturing in June 2006. All notes have since changed to be due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share	299,640	298,664

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000	750,000

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

DEBT (Continued)

	2008	2007
6 promissory notes issued to 6 accredited investors between July and September 2006, originally maturing at various dates between 9/15/06 and 1/31/07, all of which since having been changed to due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	$340,000	$515,000

3 promissory notes issued to 3 accredited investors in September 2006, maturing at various dates between 11/30/06 and 1/31/07, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	63,000	88,000

5 promissory notes issued to 5 accredited investors in October 2006, maturing on 1/31/07, subsequently changed to be due on demand. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462	325,462

Three promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	95,000	95,000

Two promissory notes issued to two accredited investors in January 2007, maturing on 3/31/07, since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share.	325,000	325,000

Non interest bearing advance from an outside director, repayable on demand, originally for $20,000, increased to $50,000 in August 2008 and changed into a promissory note, carrying interest of 12% until 11/30/08, since increased to 18% p.a. and due on demand. The note is convertible at $0.10 /share.	50,000	20,000

Two promissory notes issued to accredited investors in March 2007, originally maturing in May and June 2007, now due on demand. The notes initially carried interest at rates between 10% and 24% per year until maturity and thereafter are subject to rates of between 14% and 28% per year. One note for $250,000 is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%. One note of $30,000 has been repaid in August 2008. One note for $30,000 was repaid by another creditor in August 2008.	250,000	380,000

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, since changed to be due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in form of common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share.	187,000	312,000

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

DEBT (Continued)

	2008	2007
Promissory note issued to an accredited investor on July 11, 2007, maturing October 11, 2007, now due on demand. The note carried interest at the rate of 12% per year until maturity and thereafter is subject to a penalty rate of 5% per month.	$27,000	$27,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $38,000	38,000	21,900

Promissory note issued to an accredited investor in July, 2007, originally maturing December 31, 2007 and now due on demand. The note carried interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 18% per year.	25,000	25,000

Five promissory notes issued to an accredited investor in July 2007, due on demand, The notes carry interest at the rate of 10% per year.	100,000	100,000

Promissory note originally for $25,000 issued to an accredited investor in August 2007, originally due on August 15, 2008, since changed to be due on demand. The note carries interest at the rate of 10% per year and is convertible, at the option of the holder, into common shares at the rate of $0.15 per share. In October 2007 $15,000 was converted.	10,000	10,000

In August 2007 the Company and a creditor agreed to convert $605,577.75 in outstanding payables into a note, repayable six months after demand for repayment has been issued, demand for repayment has not been issued. The note currently carries an interest rate of 10% per year.	605,578	605,578

Three promissory notes issued to an accredited investor in September 2007, originally due on September 12, 2008, since extended to March 31, 2009. Note is now due on demand. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. Those notes have been cancelled. During the third quarter in 2008, $151,320 have been repaid. The balance is payable on demand.
	63,710	215,030

Promissory note for $550,000 issued to an accredited investor in November 2007, due on November 30, 2008. The note carries interest at the rate of 6% per year and is convertible, at the option of the holder, into common shares at the rate of $0.14 per share. In December 2008 $150,000 was repaid and the note extended to March 31, 2009. Note is now due on demand.	400,000	550,000

Promissory note issued to an accredited investor in November 2007, originally for $200,000 due on March 31, 2008, presently due on March 31, 2009. Note is now due on demand. The note carries interest at the rate of 15% per year. In June, $12,500 accrued interest had been capitalized.	212,500	200,000

Promissory note issued to an accredited investor in November 2007, due on demand. The note carries interest at the rate of 10% per year.	5,000	5,000

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

DEBT (Continued)
	2008	2007
Promissory note issued to an accredited investor, originally due on January 26, 2008, now due on demand. The note carried interest at the rate of 18% per year which rate, at maturity increased to 24% per year.	$25,000	$25,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, since changed to be due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carries interest at the rate of 10% per year compounded monthly. The compounding has increased the face amount of the note to $3,121,258 at December 31, 2008. (please see footnote 19: Subsequent Events.)	3,121,258	2,825,401

Promissory note issued to an accredited investor in March 2008, due on June 18, 2008, presently due on March 31, 2009. The note carries interest at the rate of 6% per year which rate, upon default, has increased to 18% per year. A portion of $200,000 had been repaid since issuance. Note is now payable upon demand.	300,000

Promissory notes for $375,000 and $300,000 issued to two accredited investors in April 2008, the first currently due on demand, and the second due on March 31, 2009. The Company had issued 3,000,000 shares as interest and loan origination fees for one of the notes. The second note carried interest at the rate of 15% per year which rate has increased to 18% per year, and is convertible, at the holder’s option into common shares at $0.10 per share. Note is now payable upon demand.	675,000

Promissory note issued to two accredited investors in April 2008 for $40,000, due on demand. The note carries interest at 12% per year and is convertible at $0.10 /share. A partial repayment of $20,000 had been made I September 2008. Note is now payable upon demand.	20,000

Promissory note issued to two accredited investors in June 2008, due on demand. The note carries interest at 12% per year.	32,000

Two promissory notes issued to two accredited investors in July 2008, one in the amount of $200,000 due on demand and the other, in the amount of $350,000 originally due on November 7, 2008 and since also changed to be due on demand. The Company had issued restricted 1,200,000 shares as loan origination fees for the notes. They carry interest at the rate of 12% per year which rate and are convertible, at the holder’s option into common shares at $0.10 per share.	550,000

Six promissory notes issued to six accredited investors in September 2008, due at various dates in December 2008. The Company had issued 2,175,000 restricted shares as loan origination fees. The notes carry interest at 15% per year and are convertible, at the option of the holders, into common shares at market rates.	485,000

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

DEBT (Continued)

	2008		2007
Promissory note issued to an accredited investor in October 2008, due on December 31, 2008. The note carries interest at the rate of 15% per year. Note is payable upon demand.	$50,000	$

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008. The note carries interest at the rate of 15% per year. Note is payable upon demand.	25,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008. The note carries interest at the rate of 15% per year. Note is payable upon demand.	105,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008. The note carries interest at the rate of 15% per year. Note is payable upon demand.	156,000

Loan extended by a payroll financing company, presently showing a principal balance of $86,554. There presently is a dispute about the interest rate to be applied on this open balance. The company has accrued interest at the rate of 30% p.a. Note is payable upon demand.	86,554

Promissory note issued to an accredited investor on March 17, 2005 and maturing June 15, 2005 carrying interest at the rate of 10% per year. In the event of default by debtor, the interest rate increases to 20% per year. $147,515 had been repaid during 2006, with the balance remaining open at December 31, 2007, payable on demand. The note was subject to a $20,000 origination fee and assumption of $3,000 related legal expenses.			72,485

Promissory note issued to an accredited investor on March 31, 2006, originally maturing on 5/31/06. The note had been changed to be due on demand, against issuance of 300,000 shares, against issuance of warrants for the purchase of 100,000 shares, exercisable at $0.25 share.			214,000

Four promissory notes assigned by the holders of such previously issued notes, to an accredited investor in December 2007, due on demand. The notes carry interest at the rate of 10% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share.			250,000

Total Short Term Debt	$10,952,811	$9,493,029

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

8.  INCOME TAX

The income tax provision (benefit) is comprised of the following:

Year Ended December 31,
	2008	2007
State current provision (benefit)	$-	$-
State deferred provision (benefit)	-	-
	$-	$-

There was no provision for income tax, on the federal or state level, for the fiscal years ended December 31, 2008 and 2007.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The Company’s total deferred tax asset and valuation allowance are as follows:

	Year Ended December 31,
	2008	2007
Total deferred tax asset, non-current	$15,663,000	$14,862,000
Less valuation allowance	(15,663,000)	(14,862,000)
Net deferred tax asset, non-current	$-	$-

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

9.  EMPLOYMENT AGREEMENTS

On September 11, 2007, the boards of directors of Millennium Biotechnologies, Inc. (the “Company”) and its parent Millennium Biotechnologies Group, Inc. (“Group”, and together with the Company, the “Companies”) appointed Mark C. Mirken as President and Chief Operating Officer of each of the Companies, effective immediately, in accordance with an employment agreement, dated as of September 11, 2007. On August 4, 2008, Mr. Mirken assumed the position of chief executive officer of the Company.

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

e)	Common Stock

The Company issued shares of common stock pursuant to the schedule below for the fiscal years 2008 and 2007:

	Shares of Common		Shares of Common
	Stock Issued		Stock Issued
Issuance of Common Stock:	FY 2008	Value	FY 2007	Value

for Private Placements	5,650,000	$575,000	24,569,474	$2,974,920

for License Fees	1,500,000	$150,000		$-

for Compensation	2,800,000	$177,000	6,020,000	$1,084,800

pursuant to Note Conversion	11,120,000	$1,139,000	5,427,299	$602,426

for Loan Origination Fees	12,055,667	$1,242,826	8,106,000	$1,633,539

for Services	27,872,588	$1,905,429	14,436,563	$3,216,260

for Directors Fees	2,600,000	$284,000		$-

for Interest	5,137,146	$433,720	20,869	$3,965

for Note Due Date Extensions	21,245,000	$1,808,610	3,034,000	$584,052

for Exercise of Stock Options		$-	1,341,884	$214,702

for Late Payment Penalties	9,435,500	$632,715		$-

for Buy-Out of Royalty Rights	8,250,000	$55,165	1,154,100	$(2,393)

Total Common Stock Issued for Period:	107,665,901	$8,403,465	64,110,189	$10,312,271

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

11.	OPTIONS AND WARRANTS

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in other income/expenses included in the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan").  The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan.  The Plan provided for the grant of options for up to 500,000 shares.  The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted.  If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant.  Millennium had no options issued pursuant to this Plan as of December 31, 2008.

The granting of the following Company stock options was not under a formal stock option plan.

Information regarding the Company’s stock options and warrants for fiscal years ended December 31, 2008 and 2007 is as follows:

	December 31, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	8,569,000	$0.35	10,207,979	$0.31
Options expired	2,100,000	0.01	230,000	0.37
Options granted
Options cancelled			1,408,979
Options outstanding - end of year	6,469,000	$0.46	8,569,000	$0.35

Stock price at end of year	$0.02		$0.17

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

OPTIONS AND WARRANTS, Continued

	December 31, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Option price range for exercised shares	N/A	N/A	N/A	N/A
Options available for grant at end of year	N/A	N/A	N/A	N/A

Warrants outstanding - beginning of year	38,446,356	$0.28	21,257,711	$0.45
Warrants exercised	-		-	-
Warrants granted	13,631,326	0.14	19,033,651	0.15
Warrants expired	1,063,535	0.20	1,845,006	2.33

Warrants outstanding - end of year	51,014,147	$0.22	38,446,356	$0.28

Warrants price range at end of year	$0.10 - $0.75		$0.01 - $0.75

Warrants price for exercised shares	$		$
Warrants available for grant at end of year	N/A	N/A	N/A	N/A

The weighted exercise price and weighted fair value of options and warrants granted by the Company for years ended 2008 and 2007, are as follows:

	December 31, 2008		December 31, 2007
	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of options and warrants granted during the year whose exercise price exceeded fair market value at the date of grant	$0.14	$0.07	$0.20	$0.18

Weighted average of options and warrants granted during the year whose exercise price was equal or lower than fair market value at the date of grant	$0.10	$0.14	$0.12	$0.20

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

OPTIONS AND WARRANTS, Continued

The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 2008.

Range of Exercise Prices	Number Outstanding at December 31, 2008	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 0.10 – 0.17	30,701,741	25 Mo’s	$0.11	30,701,741	$0.11
$ 0.25 – 0.37	15,577,609	10 Mo’s	$0.26	15,577,609	$0.26
$ 0.50 – 0.75	11,203,797	13.Mo’s	$0.63	11,203,797	$0.63
	57,483,147			57,483,147

The Company has used the fair value based method of accounting for its employee stock options beginning with the year ended December 31, 2006, as prescribed by Statement of Financial Accounting Standards No. 123(R).  The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; and expected volatility 80%.

Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was $461,000 and $269,444 in 2008 and 2007, respectively.

12.  OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

In October 2007, the Company extended its lease commitment an additional 5 years with an annual right to renew or cancel commencing in December 2007, for approximately 4,500 square feet of office space.  The terms of the lease provide for a monthly rental rate of $10,635 per month, plus an allocated portion of certain operating expenses.  The lease expense in 2008 was subsidized by $16,000 of sublease income.  The Company presently occupies these facilities along with a new sub lessee paying approximately 30% of the rental expense projected for 2009.  The lease is personally guaranteed by the Company’s former Chief Executive Officer and Chairman of the Board of Directors, Jerry E. Swon.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

OPERATING LEASE COMMITMENTS, Continued

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2008:

Year Ending December 31,
2009	168,000
2010	168,000
Total minimum payments required	$336,000

Net rent expense for the Company under operating leases for the years ended December 31, 2008 and 2007 was $90,353 and $107,271, respectively. The Company expects to receive $100,000 per year in sublease income for the years 2009 and 2010.

13.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did have a material impact on our Consolidated Financial Statements.

In February, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The fair value option has not been elected for any financial assets or liabilities at December 31, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combination, which changes the accounting for business combinations and non-controlling interests. Among other things, when compared to the predecessor guidance SFAS 141R will require (i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. To date, the adoption of SFAS 141R has not had a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 must be adopted no later than January 1, 2009. To date, the adoption of SFAS 160 has not had a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS 161 to have a material impact on our Consolidated Financial Statements.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In June 2008, the Emerging Issues Task Force ("EITF") issued No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively to conform to the provisions of EITF 03-6-1. We are evaluating the expected impact of adoption of EITF 03-6-1.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

14.  RELATED PARTY TRANSACTIONS

On September 11, 2007, the boards of directors of Millennium Biotechnologies, Inc. (the “Company”) and its parent Millennium Biotechnologies Group, Inc. (“Group”, and together with the Company, the “Companies”) appointed Mark C. Mirken as President and Chief Operating Officer of each of the Companies, effective immediately, in accordance with an employment agreement, dated as of September 11, 2007. On August 4, 2008, Mr. Mirken assumed the position of Chief Executive Officer of the Company.

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

During 2008, the Company issued restricted stock awards to certain officers and directors, as follows:

750,000 restricted shares to Carl Germano valued at $47,286 pursuant to an agreement whereby he surrendered his rights to royalties on the sales of certain Company products;

1,000,000 restricted shares to Frank Guarino, valued at $30,000, as bonus payment;
1,250,000 shares each to Michael Martin and David Sargoy, in lieu of $125,000 /each accrued director’s fees;

250,000 shares to Kenneth Sadowsky in connection with a $50,000 loan extended by Mr. Sadowsky to the Company. Mr. Sadowsky extended another loan, for $156,000 to the Company for which he will receive 1,000,000 shares, to be issued in 2009.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

15.  CONVERTIBLE NOTES

At December 31, 2008 the Company had an aggregate of $5,307,244 payable in twenty-two (22) convertible notes of which $463,710 bear interest at 6% per annum, $30,000 at 8% per annum, $648,072 at 10% per annum, $807,000 bear interest at 12% per annum, $1,898,462 bear interest at 14% per annum, $485,000 bear interest at 15% per annum, $725,000 bear interest at 18% per annum and, $250,000 bear interest at 24% per annum. The terms of the Company’s convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.  The convertible notes are included in Note 7: Debt.  In comparison, at December 31, 2007 the Company had an aggregate of $6,667,628 payable in eighty-three convertible notes of which $66,900 are non-interest bearing, $4,047,621 bear interest at 10% per annum, $1,071,637 at 12% per annum, $325,000 at 14% per annum, $200,000 bear interest at 15% per annum, $75,000 bear interest at 18% per annum and $765,030 bear interest at 6% per annum.  The terms of the Company’s convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.

The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date).  Because the Company’s convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued.  During the years ended December 31, 2008 and 2007, interest expense of $720,904 and $704,818 respectively, was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

Millennium Biotechnologies Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

16.  MAJOR SUPPLIERS

For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of numerous suppliers. The Company had a major supplier in the year presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular year. In 2008, all of the Company's purchases were provided by one supplier. The Company, in an effort to minimize their risk, is negotiating with other potential suppliers and manufactures.

17.  COMMITMENTS

None.

18.  LITIGATION

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. 07 CV H 11 1420)  Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which were associated with the development of Resurgex Select collateral materials developed in December of 2005.  Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials.  Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC has filed legal action for demand of payment in the amount of $63,718 for services rendered.  Millennium continues to negotiate a settlement through counsel with regards to this legal proceeding.  Neither the Company nor Millennium has received any additional legal correspondence with regards to this matter as of May 4, 2009.

Ronald Burgert vs. Millennium Biotechnologies, Inc., et al. filed on the 9th day of October 2008 in District Court of Dallas County, Dallas, Texas.  Mr. Burgert has filed a claim in the amount of $25,000 based on a note dated May 18, 2006.  As of March 26, 2008 the balance due on the note, including unpaid principal and interest, was $31,635.12.  On December 1, 2008, the 14th Judicial District, Dallas County, Dallas, Texas issues a default judgment against Millennium Biotechnologies, Inc. in the amount of $31,635.62 plus interest and unpaid attorney’s fees.

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,111.95 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.

Riverwalk Village Center, LLC vs. Millennium Biotechnologies, Inc. filed on March 3, 2009 in the Superior Court of New Jersey, Law Division-Special Civil Part, Somerset County, Case #SOM-LT-572-09.  Riverwalk Village Center, LLC brought a claim for unpaid rent and other charges against Millennium Biotechnologies, Inc. in the total amount of $68,076.02.  The plaintiff and defendant have entered into a settlement order dated April 3, 2009 wherein the plaintiff has paid a stipulated sum in the amount of $5,000 and has agreed to make subsequent payments to landlord in conjunction with certain subtenants of Millennium Biotechnologies, Inc. as the defendants.  Payments are to commence on 4/30/09 and to be completed by 6/15/09.

19.  SUBSEQUENT EVENTS

On January 8, 2009 the Company received a $487,690 Purchase Order from Greek Distributor, Nutrimedica S.A.  This order is the Company’s largest international order and encompasses the complete medical line.  The Purchase Order is 104% greater than the total revenue the Company received from Greece in 2008.  Nutrimedica S.A. has been distributing Resurgex products in Greece since March of 2006.  Over a three year time period, the Company and Nurtrimedica, S.A. have been able to establish a strong international relationship in manufacturing and distributing elite, targeted nutritional supplements to the medical markets in Greece.

On January 20, 2009 the Company announced that its clinical recovery and performance trial in Division 1 Athletes will be published in The Journal of Strength and Conditioning Research (``JSCR'').  JSCR is the official research journal of the National Strength and Conditioning Association, (``NSCA''). This journal is recognized as the preeminent publication for strength and conditioning coaches worldwide. These thought leaders rely on this journal for the future of leading edge science as applied to their profession.

On March 4, 2009 the Company’s largest Senior Secured Creditor agreed to subordinate and restructure $3,400,000 of Senior Secured Debt.  Additionally in a separate agreement, the largest senior secured creditor has entered into a Contract Services Agreement pursuant to which they will represent the Company in certain identified institutional channels, such as Long-Term Care, U.S Veterans Administration and U.S. Department of Defense. Pursuant to the terms of this Services Agreement Millennium will repay the creditor 20% of the net profits directly related to revenue generated from their clients under the terms of the Agreement. The payments will be applied to the existing debenture due to the creditor which now extends through January 31, 2012.

On March 24, 2009 the Company received a $705,000 Purchase Order from Provider Services, Inc. for Resurgex Essential and Resurgex Essential Plus Ready-to-Drink products.  The Purchase Order exclusively requests the delivery of Millennium's two new Ready-to-Drink product lines Resurgex Essential(tm) and Resurgex Essential Plus(tm). Millennium will add a new flavor of Resurgex Essential Plus ``Chocolate Truffle,'' as requested by the customer, in the upcoming production run at Farmland Dairies.

20. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AS OF FOR THE YEAR ENDED DECEMBER 31, 2007

The Company has restated its previously issued financial statements for the year ended December 31, 2007 on its report dated April 15, 2008. The Company has restated its financial statements to properly reflect the effect of a conversion of an accounts payable balance to a note payable and the resulting accrued interest thereon. This transaction resulted in an increase in the net loss applicable to common shares of $114,837 for the year ended December 31, 2007, to a net loss of $13,132,488, as restated, and an increase in the accumulated deficit to $49,653,972 at December 31, 2007.

