Form 10-Q
period 2009-03-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2009-06-22
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2009

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
Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of March 31, 2009, was 257,062,364 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets
	- March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations
	- Three months ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows
	- Three months ended March 31, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6 – 19

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Controls and Procedures	26

PART II - OTHER INFORMATION		28

SIGNATURES		30

PART I  - Item 1
MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008

Assets
Current Assets:
Cash	$40,970	$121,009
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	27,925	39,966
Inventories	8,055	54,671
Prepaid expenses	487,556	472,050
Total Current Assets	564,506	687,696
Property and equipment, net of accumulated depreciation of $132,179 and $131,809	5,550	5,920
Patents, net of accumulated amortization of $4,415 and $4,271	7,102	7,246
Deposits	18,352	18,352
Total Assets	$595,510	$719,214
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,584,336	$3,258,764
Obligations to be settled in stock	945,138	1,263,239
Prepayments	74,965	74,965
Short-term debt	11,348,240	10,952,811
Total Current Liabilities	15,952,679	15,549,779
Accrued royalties, long-term portion	3,750	5,000
Total Liabilities	15,956,429	15,554,779

Stockholders’ Deficit
Preferred stock, par value $1; 1,810,360 shares authorized, none issued and outstanding:
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, voting, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 257,062,364 shares at March 31, 2009 and 240,904,713 shares at December 31, 2008	257,062	240,905
Additional paid-in capital	47,080,155	46,448,394
Deferred compensation	(606,389)	(704,722)
Accumulated Deficit	(62,286,792)	(61,015,187)
Total Stockholders’ Deficit	(15,360,919)	(14,835,565)

Total Liabilities and Stockholders’ Deficit	$595,510	$719,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31,

	2009	2008
Revenues	$132,359	$355,368

Cost of Goods Sold	67,762	196,409

Gross Profit	64,597	158,959

Research and development cost	224	395,537
Selling, general & administrative expenses	730,105	1,560,327

Loss from Operations	(665,732)	(1,796,905)

Other Income (Expense)
Miscellaneous income	-	200,000
Interest expense and financing costs	(605,874)	(1,088,354)
Total Other (Expense)	(605,874)	(888,354)

Loss before provision for Income Taxes	(1,271,606)	(2,685,259)

Provision for Income Taxes	-	-

Net Loss	$(1,271,606)	$(2,685,259)
Net Loss per Common Share	$(0.005)	$(0.019)
Weighted Average Number of Common Shares Outstanding	253,936,089	138,380,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,

	2009		2008
Cash Flows from Operating Activities
Net Loss		$(1,271,606)	$(2,685,259)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization		514	800
Securities issued for services		-	241,000
Securities issued for interest & financing expense		331,432	919,371
Amortization of deferred compensation		98,333	98,333
Decreases (Increases) in Assets
Accounts receivable		12,041	46,062
Inventories		46,616	122,517
Prepaid expenses		164,696	(58,855)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses		412,435	408,909
Net Cash Used by Operating Activities		(205,539)	(907,122)

Cash Flows from Investing Activities
Purchases of equipment		-	(7,399)
Net Cash Used by Operating Activities		-	(7,399)

Cash Flows from Financing Activities
Proceeds from loans and notes payable		167,500	351,848
Repayment of loans and notes payable.		(117,000)	(117,666)
Prepayments on stock subscriptions		-	400,000
Issuance of common stock		75,000	216,915
Net Cash Provided by Financing Activities		125,500	851,097

Net Decrease in Cash		(80,039)	(63,424)
Cash at beginning of period		121,009	107,042
Cash at end of period		$40,970	$43,618

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense		$6,273	$56,925
Income Taxes		$-	$-

Schedule of non-cash investing and financing activities:
For accrued interest, 6,000,000 [1]; 462,982 [2]		$180,000	$49,157
For late payment penalties, 204,500 [1]		$6,135	$-
For financing costs, 6,512,278 [2]; 600,000 [3]	$		$660,219
For prior periods’ late payment penalties, 2,884,000 [1]		$82,520	$-
For prior periods’ stock subscriptions, 1,919,150 [1]; 1,080,000 [2]		$191,915	$130,000
For prior periods’ loan origination fees, 2,000,000 [1]		$30,000	$-
Conversion of convertible debt, 900,000 [1]; 5,400,000 [2]		$8,100	$555,000
For prior periods’ consulting, 750,000 [1]; 1,550,000 [2]		$73,000	$241,000
1 Shares were issued as of March 31, 2009
2 Shares were issued as of March 31, 2008
3 Warrants were issued as of March 31, 2008

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and the cash flows for the three months ended March 31, 2009 and 2008,  have been included.

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
(unaudited)
March 31, 2009

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $144 and $144 for the three months ended March 31, 2009 and 2008, respectively.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $0 and $4,457 for the three months ended March 31, 2009 and 2008, respectively.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2008.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009

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

2.  GOING CONCERN

In their report for the fiscal year ended December 31, 2008, the Company’s auditors had noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital.

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009

4.  PREPAID EXPENSES

Prepaid expenses totaled $487,556 at March 31, 2009, up from $472,050 at December 31, 2008, and include $325,852 prepayments to suppliers and $137,485 unamortized prepayments to service providers, with the balance made up of several small positions.

5.  INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS®  product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Work in Process	$460	$-
Finished Goods	59,773	115,179
Packaging	3,286	3,746
	63,519	118,925
Less: Reserve for losses	(55,464)	(64,254)
Total	$8,055	$54,671

6.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, consists of the following:

	March 31,	December 31,
	2009	2008
Furniture	$46,127	$46,127
Equipment	22,445	22,445
Leasehold improvements	69,157	69,157
Subtotal	137,729	137,729
Less accumulated depreciation	(132,179)	(131,809)
Total	$5,550	$5,920

Depreciation expense charged to operations was $370 and $656 for the three months ended March 31, 2009 and 2008, respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	March 31,	December 31,
	2009	2008
Accounts payable	$1,658,236	$1,548,061
Accrued interest	1,217,926	1,037,214
Accrued salaries, bonuses and payroll taxes	452,685	505,280
Accrued professional fees	102,509	48,000
Accrued minimum purchase obligations	115,209	115,209
Miscellaneous accruals	37,771	5,000

	$3,584,336	$3,258,764

8.  DEBT

Short-term debt is as follows:
	March 31	December 31
	2009	2008
Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440	$4,440

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
	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, bearing interest at a rate 8% per annum payable in restricted shares of common stock.	30,000	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009
DEBT (Continued)

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000	25,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at March 31, 2009 and is now subject to a late payment penalty of $5,000 per month.	100,000	100,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $552,237 on March 31, 2009.	552,237	552,237

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	113,432	113,432

12 promissory notes issued to 12 accredited investors in May 2006, originally maturing in June 2006. All notes have since changed to be due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	299,640	299,640

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing 8/1/06 and 9/15/06, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	750,000	750,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009
DEBT (Continued)
6 promissory notes issued to 6 accredited investors between July and September 2006, originally maturing at various dates between 9/15/06 and 1/31/07, all of which since having been changed to due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	340,000	340,000

3 promissory notes issued to 3 accredited investors in September 2006, maturing at various dates between 11/30/06 and 1/31/07, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	63,000	63,000

5 promissory notes issued to 5 accredited investors in October 2006, maturing on 1/31/07, subsequently changed to be due on demand. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462	325,462

Three promissory notes issued to accredited investors in November and December 2006, maturing on 1/31/07, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	95,000	95,000

Two promissory notes issued to two accredited investors in January 2007, maturing on 3/31/07, since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share	325,000	325,000

Non interest bearing advance from an outside director, repayable on demand, originally for $20,000, increased to $50,000 in August 2008 and changed into a promissory note carrying interest of 12% until 11/30/08. Subsequently, the note has been changed to be due on 12/31/09, carrying interest of 18% p.a.	50,000	50,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
DEBT (Continued)

Two promissory notes issued to accredited investors in March 2007, originally maturing in May and June 2007, now due on demand. The notes initially carried interest at rates between 10% and 24% per year until maturity and thereafter are subject to rates of between 14% and 28% per year. One note is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%. One note of $30,000 has been repaid in August 2008. One note for $30,000 was repaid by another creditor in August 2008	250,000	250,000

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, since changed to be due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in form of common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share.	187,000	187,000

Promissory note issued to an accredited investor on July 11, 2007, maturing October 11, 2007, now due on demand. The note carried interest at the rate of 12% per year until maturity and thereafter is subject to a penalty rate of 5% per month.	27,000	27,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $38,000.	38,000	38,000

Promissory note issued to an accredited investor in July, 2007, originally maturing December 31, 2007 and now due on demand. The note carried interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 18% per year.	25,000	25,000

Five promissory notes issued to an accredited investor in July 2007, due on demand, The notes carry interest at the rate of 10% per year.	100,000	100,000

Promissory note originally for $25,000 issued to an accredited investor in August 2007, originally due on August 15, 2008, since changed to be due on demand, carrying interest at 10% per year, convertible at the option of the holder into common shares at the rate of $0.15 per share. In October 2007 $15,000 was converted.	10,000	10,000

In August 2007 the Company and a creditor agreed to convert $605,577.75 in outstanding payables into a note, repayable six months after demand for repayment has been issued. No demand for repayment has been issued. The note currently carries interest at the rate of 10% per year.	605,578	605,578

Three promissory notes issued to an accredited investor in September 2007, due on September 12, 2008, since extended to March 31, 2009. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. Those notes have been cancelled. During the third quarter in 2008, $151,320 have been repaid. The balance is payable on demand.  In February 2009, $8,100 were converted into 900,000 restricted shares.
	55,610	63,710

Promissory note for $550,000 issued to an accredited investor in November 2007, due on November 30, 2008, carrying interest at the rate of 6% per year, convertible, at the option of the holder, into common shares at the rate of $0.14 per share. In December 2008, $150,000 was repaid and the note extended to March31, 2009.	400,000	400,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
DEBT (Continued)

Promissory note issued to an accredited investor in November 2007, originally for $200,000, due on March 31, 2008, later extended to March 31, 2009. The note carries interest at the rate of 15% per year. In June 2008, $12,500 accrued interest had been capitalized. In February 2009, $30,332 accrued interest was added to principal and the note extended to September 1, 2009.	242,832	212,500

Promissory note issued to an accredited investor in November 2007, due on demand. The note carries interest at the rate of 10% per year.	5,000	5,000

Promissory note issued to an accredited investor, originally due on January 26, 2008, now due on demand. The note carried interest at the rate of 18% per year which rate, at maturity increased to 24% per year.	25,000	25,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, since changed to be due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carries interest at the rate of 10% per year compounded monthly. The compounding has increased the face amount of the note to $3,199,723 at March 31, 2009. The note is now due on demand.	3,199,723	3,121,258

Promissory note issued to an accredited investor in March 2008, due on June 18, 2008, presently due on March 31, 2009. The note carries interest at the rate of 6% per year which rate, upon default, has increased to 18% per year. A portion of $200,000 had been repaid since issuance.	300,000	300,000

Promissory notes for $375,000 and $300,000 issued to two accredited investors in April 2008, both currently due on demand and the second due on March 31, 2009. The Company had issued 3,000,000 shares as interest and loan origination fees for one of the notes. The second note carried interest at the rate of 15% per year. In February 2009, $38,812 accrued interest have been added to principal and the maturity extendd to September 1, 2009.	713,812	675,000

Promissory note issued to two accredited investors in June 2008, due on demand. The note carries interest at 12% per year.	32,000	32,000

Promissory note issued to two accredited investors in April 2008 for $40,000, due on demand. The note carries interest at 12% per year and is convertible at $0.10 per share. $20,000 had been repaid in September 2008.	20,000	20,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
DEBT (Continued)

Two promissory notes issued to two accredited investors in July 2008, one in the amount of $200,000 due on demand and the other, in the amount of $350,000 originally due on November 7, 2008, since also changed to be due on demand. The Company has issued 1,200,000 restricted shares as loan origination fees. They carry interest at the rate of 12% per year and are convertible, at the option of the holder, into common shares at the rate of $0.10 per share.	550,000	550,000

Six promissory notes issued to six accredited investors in September 2008, due at various dates in December 2008. The Company had issued 2,175,000 restricted shares as loan origination fees. The notes carry interest at 15% per year and are convertible, at the option of the holders, into common shares at market rates. In February 2009, $13,792 interest accrued on one of the notes, originally for $200,000, have been added to principal and the maturity extended to September 1, 2009.	498,792	485,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year.	50,000	50,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year.	25,000	25,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The face amount of the note includes $5,000 loan origination fee, and carries interest at the rate of 15% per year. In February 2009, $3,927 accrued interest have been added to principal and the maturity set at September 1, 2009.	108,927	105,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year. During the first quarter 2009, $117,000 had been repaid.	39,000	156,000

Loan extended by a payroll financing company, presently showing a principal balance of $86,554. There presently is a dispute about the interest rate to be applied on this open balance. The company has accrued interest at the rate of 30% p.a. The note is payable on demand.	86,554	86,554

Two promissory notes issued to two accredited investors in February 2009 for $30,000 and $15,000, maturing on May 12, 2009 and May 4, 2009, respectively. The face amounts of notes include a discount of $5,000 and $2,500, granted as interest.	45,000	-

Two promissory notes issued to two accredited investors in March 2009 for $75,000 and $55,000, maturing on March 13, 2010 and March 15, 2010, respectively, carrying interest at 18% p.a. The notes are convertible, at the option of the holders, at $0.01 per share. The holders are entitled to 2,000,000 and 1,466,667 restricted shares as loan origination fees.	130,000	-

Promissory note issued in February to an investor against an on-deposit payment by this investor to one of the Company’s suppliers, in the same amount. The note is due on August 26, 2009 and carries interest at 3% per month, and is to be repaid from the proceeds of the upcoming sale of products to be shipped by such supplier,	180,201	-

Total Short Term Debt	$11,348,240	$10,952,811

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009

9.  INCOME TAX

The Company’s total deferred tax asset and valuation allowance approximates:

	Year Ended December 31,
	2008	2007
Total deferred tax asset, non-current	$16,074,000	$15,663,000
Less valuation allowance	(16,074,000)	(15,663,000)
Net deferred tax asset, non-current	$-	$-

10.  OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:

Year Ending December 31,
2009	$95,715
2010	$127,620
2011	$127,620
2012	$127,620
Total minimum payments required:	$478,575

11.  RELATED PARTY TRANSACTIONS

None.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009

12.  COMMITMENTS

None.

13.  SUBSEQUENT EVENTS

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

Results of Operations for the Quarter Ended March 31, 2009:

Total revenues generated from the sales of, Resurgex Essential™ and Resurgex Essential Plus™ for the quarter ended March 31, 2009 totaled $132,359; a decrease of $223,009 or 63% from the quarter ended March 31, 2008 which had totaled $355,368.  The Company received purchase orders totaling over $400,000 during the first quarter which remained unfulfilled at the end of the quarter due to cash flow and financing constraints.  The variance in revenue is directly associated with the Companies inability to finance and fulfill the purchase orders which were received during the first quarter of 2009.

The Company’s revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2009 amounted to $64,597 for a 49% gross margin. Gross profits decreased $94,362 or 59% for the quarter ended March 31, 2009 compared to $158,959 for the quarter ended March 31, 2008.  The decrease in gross profit is directly attributed to lower gross revenue.

After deducting research and development costs of $224 and selling, general and administrative expenses of $730,105, which included a non-cash outlay of $98,333 in deferred amortized compensation the Company realized an operating loss of $665,732 for the first quarter of 2009.  Operating losses for the first quarter of 2009 decreased $1,131,173 or 63% as compared to the first quarter of 2008 which had an operating loss of $1,796,905.  Non-operating expenses totaled $605,874 for the quarter ended March 31, 2009,a decrease of 32% which included a non-cash outlay of $331,432 for interest and financing expenses as compared to $888,354 for the quarter ended March 31, 2008.  The decrease in non-operating expense was attributable to decreased Interest and Financing costs which decreased by $482,480.

The net result for the quarter ended March 31, 2009 was a loss of $1,271,606 or $0.005 per share, a decrease of $1,413,653 or 53% as compared to the first quarter of 2008 which had a loss of $2,685,259 or $0.019 per share.  The 53% decrease in net loss is due to decreased operating expenses and non-operating expenses.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new borrowings and new equity investments through private placements with accredited investors.  During the first quarter of 2009, the Company obtained new equity and debt capital which supplied a portion of the funds that were needed to finance operations during the reporting period. The Company obtained $167,500 from borrowings, through issuance of promissory notes and an additional $75,000 in new equity financing during the quarter.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the quarter showed a working capital deficit of $15,388,173.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  Management expects but cannot assure it will be able to raise the funds needed to attain positive cash flow  See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the quarter ended March 31, 2009, we generated revenues of $132,359 from sales of our three products.  However, during this period we realized net losses of $1,271,606.  We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market.   We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business.  Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our five products and other nutraceutical supplements we intend to bring to market.  This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Our operating expenses are significantly greater than our revenues. During the first three months of 2009, the Company obtained new working capital from the sale of common stock to accredited investors and from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments and borrowings resulted in the receipt by the Company during the first three months in 2009, net of debt repayments totaling $117,000, of $125,500 through issuance of restricted common stock and promissory notes.  These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the first three months of 2009.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  We plan to do this, as before, through additional equity or debt financings.  We may not be able to raise such funds on terms acceptable to us or at all.  Financings may be on terms that are dilutive or potentially dilutive to our stockholders.   If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the three month period ended March 31, 2009 included herein have been prepared on the basis of accounting principles applicable to a going concern.  Our auditors’ report on the consolidated financial statements for the year ended December 31, 2008 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern.  A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue.  Our December 31, 2008 and March 31, 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval.  As of March 31, 2009, 257,062,364 shares are issued and outstanding.  Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering.  In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of March 31, 2009, approximately 221,793,885 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933.  In addition, as of March 31, 2009, we had warrants outstanding for the purchase of an aggregate of 51,014,147 shares of our common stock, and stock options for 6,469,000 shares.  To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 4T. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

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

Changes in internal controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quaterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above

PART  II  -  OTHER INFORMATION

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

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,111.95 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.  Millennium Biotechnologies, Inc. has not responded to this claim as of 4/23/09.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance of unregistered securities

During the quarter ended March 31, 2009, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i)   750,000 shares of its common stock to two individuals for business consulting and financial advisory services.

(ii)  9,000,000 shares of its common stock to three investors in consideration of extending certain loans to the Company evidenced by issuance of promissory notes.

(iii) 3,088,500 shares of its common stock to five creditors for maturity extensions of promissory notes and as penalty for late payment.

(iv) 1,500,000 shares to an investor pursuant to a stock subscription that resulted in the receipt of $75,000 during the quarter, and 1,919,150 shares to four investors that had subscribed for such shares during prior periods.

(v)   900,000 shares of its common stock to an accredited investor pursuant to his conversion of $8,100 debt to equity.

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

MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: June 22, 2009	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer
Chief Accounting Officer