Form 10-Q
period 2009-06-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2009-08-19
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2009

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
Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of August 14, 2009, was 328,236,831 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION		3

Item 1	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets
	- June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations
	- Three and six months ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows
	- Six months ended June 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	7 – 20

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3	Controls and Procedures	28

PART II - OTHER INFORMATION		29

SIGNATURES		31

PART I  - Item 1
MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008

Assets
Current Assets:
Cash	$154,658	$121,009
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	413,795	39,966
Inventories	44,263	54,671
Prepaid expenses	675,959	472,050
Total Current Assets	1,288,675	687,696
Property and equipment, net of accumulated depreciation of $132,549 and $131,809	5,180	5,920
Patents, net of accumulated amortization of $4,559 and $4,271	6,958	7,246
Deposits	18,352	18,352
Total Assets	$1,319,165	$719,214
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,952,272	$3,258,764
Obligations to be settled in stock	1,686,280	1,263,239
Prepayments	141,603	74,965
Short-term debt	12,513,124	10,952,811
Total Current Liabilities	18,293,279	15,549,779
Accrued royalties, long-term portion	2,500	5,000
Total Liabilities	18,295,779	15,554,779

Stockholders’ Deficit
Preferred stock, par value $1; 1,810,360 shares authorized, none issued and outstanding:
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, voting, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 273,618,022 shares at June 30, 2009 and 240,904,713 shares at December 31, 2008	273,618	240,905
Additional paid-in capital	47,229,447	46,448,394
Deferred compensation	(508,056)	(704,722)
Accumulated Deficit	(64,166,668)	(61,015,187)
Total Stockholders’ Deficit	(16,976,614)	(14,835,565)

Total Liabilities and Stockholders’ Deficit	$1,319,165	$719,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total Revenues	$305,056	$182,115	$437,415	$537,483
Cost of Goods Sold	134,620	228,390	202,382	424,799
Gross Profit	170,436	(46,275)	235,033	112,684

Research and development cost	16,907	142,463	17,131	538,000
Selling, general & administrative expenses .	828,823	1,807,605	1,558,928	3,367,932
Total operating expenses	845,730	1,950,068	1,576,059	3,905,932

Loss from Operations	(675,294)	(1,996,343)	(1,341,026)	(3,793,248)

Other Income (Expense)
Miscellaneous income (expense)	-	(500)	-	199,500
Interest and financing cost, net …	(1,204,582)	(1,657,283)	(1,810,456)	(2,745,637)
Total Other Income (Expense)	(1,204,582)	(1,657,783)	(1,810,456)	(2,546,137)
Loss before Provision for Income taxes	$(1,879,876)	$(3,654,126)	$(3,151,482)	$(6,339,385)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,879,876)	$(3,654,126)	$(3,151,482)	$(6,339,385)
Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of
Common Shares Outstanding	270,858,746	170,276,616	262,397,418	154,328,631

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,

	2009	2008
Cash Flows from Operating Activities
Net Loss	$(3,151,482)	$(6,339,385)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	1,028	1,600
Equity securities issued for services	7,500	984,453
Equity securities issued for interest & financing expense	560,081	2,189,480
Amortization of deferred compensation	196,666	196,666
Decreases (Increases) in Assets
Accounts receivable	(373,829)	9,455
Inventories	10,408	212,410
Prepaid expenses	(23,707)	(632,742)
Increases (Decreases) in Liabilities
Deferred revenues	-	500,000
Prepayments received	66,638	-
Liabilities for stock to be issued	800,475	484,500
Accounts payable and accrued expenses	780,371	810,269
Net Cash Used by Operating Activities	(1,125,851)	(1,583,294)

Cash Flows from Investing Activities
Purchases of equipment	-	(7,399)
Net Cash Used by Operating Activities	-	(7,399)

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,201,500	1,035,328
Repayment of loans and notes payable	(117,000)	(157,666)
Prepayments on stock subscriptions	-	-
Issuance of common stock	75,000	616,915
Net Cash Provided by Financing Activities	1,159,500	1,494,577

Net Decrease in Cash	33,649	(96,116)
Cash at beginning of period	121,009	107,042
Cash at end of period	$154,658	$10,926

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$6,273	$56,925
Income Taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Schedule of non-cash investing and financing activities:

For the Six Months Ended June 30,

	2009	2008

For accrued interest, 6,000,000 1; 462,982 2	$180,000	$49,157
For late payment penalties, 204,500 1	$6,135	$-
For financing costs, 6,512,278 2; 600,000 3	$-	$660,219
For prior periods’ late payment penalties, 2,884,000 1	$82,520	$-
For prior periods’ stock subscriptions, 1,919,150 1; 1,080,000 2	$191,915	$130,000
For prior periods’ loan origination fees, 2,000,000 1	$30,000	$-
Conversion of convertible debt, 900,000 1; 5,400,000 2	$8,100	$555,000
For prior periods’ consulting, 750,000 1; 1,550,000 2	$73,000	$241,000

1 Shares were issued as of March 31, 2009
2 Shares were issued as of March 31, 2008
3 Warrants were issued as of March 31, 2008

For accrued interest, 6,000,000 1; 1,367,754 2	$-	$136,775
For late payment penalties, 6,164,000 1; 62,0002	$61,640	$5,580
For financing costs, 8,641,658 1; 2,250,000 2	$65,458	$202,500
For financing costs, 3,862,176 3	$-	$184,533
For loan origination fees, 1,500,000 1; 6,080,0002	$30,000	$577,200
Conversion of convertible debt, 3,427,321 2	$-	$342,732
For services, 250,000 1; 7,501,334 2	$7,500	$743,453

1 Shares were issued as of June 30, 2009
2 Shares were issued as of June 30, 2008
3 Warrants were issued as of June 30, 2008

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and the cash flows for the six months ended June 30, 2009 and 2008,  have been included.

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
June 30, 2009

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $288 and $288 for the six months ended June 30, 2009 and 2008, respectively.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $0 and $4,457 for the six months ended June 30, 2009 and 2008, respectively.

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
June 30, 2009

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

2.  GOING CONCERN

In their report for the fiscal year ended December 31, 2008, the Company’s auditors had noted that the Company had incurred substantial losses during the last two fiscal years, that there existed a working capital deficit, and that the ability of the Company to continue as a going concern was dependent on increasing sales and obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to fund future operations by seeking additional working capital through equity and debt placements with private and institutional investors, until cash flow from operations grows to a level sufficient to supply adequate working capital.  The Company was a Going Concern on June 30, 2008 and continues as a Going Concern as of June 30, 2009.

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009

4.  PREPAID EXPENSES

Prepaid expenses totaled $675,959 at June 30, 2009, up from $472,050 at December 31, 2008, and include $619,141 prepayments to suppliers, $15,536 prepaid insurance and $41,282 unamortized prepayments to service providers.

5.  INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS®  product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Work in Process	$460	$-
Finished Goods	95,981	115,179
Packaging	3,286	3,746
	99,727	118,925
Less: Reserve for losses	(55,464)	(64,254)
Total	$44,263	$54,671

6.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, consists of the following:

	June 30,	December 31,
	2009	2008
Furniture	$46,127	$46,127
Equipment	22,445	22,445
Leasehold improvements	69,157	69,157
Subtotal	137,729	137,729
Less accumulated depreciation	(132,549)	(131,809)
Total	$5,180	$5,920

Depreciation expense charged to operations was $740 and $1,312 for the six months ended June 30, 2009 and 2008, respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008
Accounts payable	$1,640,653	$1,548,061
Accrued interest	1,535,167	1,037,214
Accrued salaries, bonuses and payroll taxes	527,058	505,280
Accrued professional fees	109,185	48,000
Accrued minimum purchase obligations	115,209	115,209
Miscellaneous accruals	25,000	5,000

	$3,952,272	$3,258,764

8.  DEBT

Short-term debt is as follows:

	June 30	December 31
	2009	2008
Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440	$4,440

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
	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock.	30,000	30,000

Convertible promissory note dated July 3, 2003 originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, extended through December 31, 2004. The note has subsequently been changed to be due on demand. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009
DEBT (Continued)

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000	25,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at June 30, 2009 and is now subject to a late payment penalty of $5,000 per month.	100,000	100,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $602,237 on June 30, 2009.	602,237	552,237

Promissory note issued to an accredited investor on January 12, 2006, maturing on 12/31/06, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	113,432	113,432

Twelve promissory notes issued to twelve accredited investors in May 2006, originally maturing in June 2006. All notes have since changed to be due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	299,640	299,640

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing August 12, 2006 and September 15, 2006, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 share.	750,000	750,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009
DEBT (Continued)

Six promissory notes issued to six accredited investors between July and September 2006, originally maturing at various dates between September 15, 2006 and January 31 2007, all of which since having been changed to due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	340,000	340,000

Three promissory notes issued to three accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	63,000	63,000

Five promissory notes issued to five accredited investors in October 2006, maturing on 1/31/07, subsequently changed to be due on demand. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	325,462	325,462

Three promissory notes issued to accredited investors in November and December 2006, maturing on January 31, 2007, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	95,000	95,000

Two promissory notes issued to two accredited investors in January 2007, maturing on March 31, 2007, since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share.	325,000	325,000

Non interest bearing advance from an outside director, repayable on demand, originally for $20,000, increased to $50,000 in August 2008 and changed into a promissory note carrying interest of 12% until November 30, 2008. Subsequently, the note has been changed to be due on December 31, 2009, carrying interest of 18% per annum.	50,000	50,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009
DEBT (Continued)

Three promissory notes issued to an accredited investor in September 2007, due on September 12, 2008, then extended to March 31, 2009. In the second quarter of 2009 the notes were deemed payable on demand. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. Those notes have been cancelled. During the third quarter in 2008, $151,320 have been repaid. The balance is payable on demand.  In February 2009, $8,100 was converted into 900,000 restricted shares.
	55,610	63,710

Promissory note for $550,000 issued to an accredited investor in November 2007, due on November 30, 2008, carrying interest at the rate of 6% per year, convertible, at the option of the holder, into common shares at the rate of $0.14 per share. In December 2008, $150,000 was repaid and the note extended to March 31, 2009. In the second quarter $50,000 interest was capitalized and the note is now due on demand.	450,000	400,000

Promissory note issued to an accredited investor in November 2007, originally for $200,000, due on March 31, 2008, later extended to September 1, 2009. The note carries interest at the rate of 15% per year. In June 2008, $12,500 accrued interest had been capitalized. In February 2009, $30,332 accrued interest was added to principal and the note extended to September 1, 2009.	242,832	212,500

Promissory note issued to an accredited investor in November 2007, due on demand. The note carries interest at the rate of 10% per year.	5,000	5,000

Promissory note issued to an accredited investor, originally due on January 26, 2008, now due on demand. The note carried interest at the rate of 18% per year which rate, at maturity increased to 24% per year.	25,000	25,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, since changed to be due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carries interest at the rate of 10% per year compounded monthly. The compounding has increased the face amount of the note to $3,280,607 at June 30, 2009. The note is now due on demand.	3,280,607	3,121,258

Promissory note issued to an accredited investor in March 2008, due on June 18, 2008, presently due on demand. The note carries interest at the rate of 6% per year which rate, upon default, has increased to 18% per year. A portion of $200,000 had been repaid since issuance.	300,000	300,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009

DEBT (Continued)

Promissory notes for $375,000 and $300,000 issued to two accredited investors in April 2008, the first due on demand and the second originally due on March 31, 2009. The Company had issued 3,000,000 shares as interest and loan origination fees for one of the notes. The second note carried interest at the rate of 15% per year. In February 2009, $38,812 accrued interest was added to principal and the maturity extended to September 1, 2009.	713,812	675,000

Promissory note issued to two accredited investors in June 2008, due on demand. The note carries interest at 12% per year.	32,000	32,000

Promissory note issued to two accredited investors in April 2008 for $40,000, due on demand. The note carries interest at 12% per year and is convertible at $0.10 per share. $20,000 had been repaid in September 2008.	20,000	20,000

Two promissory notes issued to two accredited investors in July 2008, one in the amount of $200,000 due on demand and the other, in the amount of $350,000 originally due on November 7, 2008, since also changed to be due on demand. The Company has issued 1,200,000 restricted shares as loan origination fees. They carry interest at the rate of 12% per year and are convertible, at the option of the holder, into common shares at the rate of $0.10 per share.	550,000	550,000

Six promissory notes issued to six accredited investors in September 2008, due at various dates in December 2008. The Company had issued 2,175,000 restricted shares as loan origination fees. The notes carry interest at 15% per year and are convertible, at the option of the holders, into common shares at market rates. In February 2009, $13,792 interest accrued on one of the notes, originally for $200,000, was added to principal and the maturity extended to September 1, 2009. The other five notes are currently payable on demand.	498,792	485,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year.	50,000	50,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year.	25,000	25,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009
DEBT (Continued)

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The face amount of the note includes $5,000 loan origination fee, and carries interest at the rate of 15% per year. In February 2009, $3,927 accrued interest have been added to principal and the maturity set at September 1, 2009.	108,927	105,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year. During the first quarter 2009, $117,000 had been repaid.	39,000	156,000

Loan extended by a payroll financing company, presently showing a principal balance of $86,554. There presently is a dispute about the interest rate to be applied on this open balance. The company has accrued interest at the rate of 30% per annum. The note is payable on demand.	86,554	86,554

Two promissory notes issued to two accredited investors in February 2009 for $30,000 and $15,000, maturing on May 12, 2009 and May 4, 2009, respectively. The face amounts of notes include a discount of $5,000 and $2,500, granted as interest. The notes are now due on demand.	45,000	-

Two promissory notes issued to two accredited investors in March 2009 for $75,000 and $55,000, maturing on March 13, 2010 and March 15, 2010, respectively, carrying interest at 18% per annum. The notes are convertible, at the option of the holders, at $0.01 per share. The holders are entitled to 2,000,000 and 1,466,667 restricted shares as loan origination fees.	130,000	-

Promissory note issued in February 2009to an investor against an on-deposit payment by this investor to one of the Company’s suppliers, in the same amount. The note is due on August 26, 2009 and carries interest at 3% per month, and is to be repaid from the proceeds of the upcoming sale of products to be shipped by such supplier.	180,201	-

Two promissory notes issued in May and June 2009 to two investors. One note is due on June 30, 2009, carries interest at 18% per annum. and is convertible at $0.01 /share. The other note is due July 31, 2010, carries interest at 12% per annum, and is convertible at $0.01 /share. The Company issued 2,000,000 restricted shares as loan origination fee.	60,000	-

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009

DEBT (Continued)

Three promissory notes issued in June 2009 to three investors. The notes are due on December 12, 2009 and carry interest at 3% per month, and are convertible at $0.03/share. The proceeds of these notes were put in escrow, to be distributed to certain suppliers and for working capital, and are to be repaid from the proceeds of the upcoming sale of products to be shipped by such supplier. The Company issued 36 Million restricted shares in connection with these financing arrangements.	924,000	-

Total Short Term Debt	$12,513,124	$10,952,811

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009

9.	INCOME TAX

The Company’s total deferred tax asset and valuation allowance approximates:
	Year Ended December 31,
	2008	2007
Total deferred tax asset, non-current	$16,074,000	$15,663,000
Less valuation allowance	(16,074,000)	(15,663,000)
Net deferred tax asset, non-current	$-	$-

10.	OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:

Year Ending December 31,
2009	$63,810
2010	$127,620
2011	$127,620
2012	$127,620
Total minimum payments required:	$446,670

11.	RELATED PARTY TRANSACTIONS

On June 25, 2009, Kenneth R. Sadowsky notified the Company that he resigned from the Board of Directors, effective immediately.  Mr. Sadowsky indicated that due to his role as an investor and creditor of the Company, he believes that it is in his best interest, and the best interest of the Company, to resign.  Mr. Sadowsky indicated that he would rejoin the Board of Directors, if invited to do so, to the extent certain debtholders of the Company agree to convert their debt to equity in conformity with the restructuring plan described in Item 13 Subsequent Events below.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009

12.	COMMITMENTS

None.

13.	SUBSEQUENT EVENTS

The purchase order for Provider Services Inc. in the amount of $694,517 for the Resurgex Essential and Resurgex Essential Plus product was fulfilled and shipped out on August 5, 2009.  On August 4th and 11th, two orders for the Resurgex Essential and Essential Plus product lines in the amount of $40,715 and $122,097 were shipped to Nutrimedica S.A.

On June 26, 2009, the Company received a letter (the “Letter”) from our largest secured creditor (the “Creditor”).  The Creditor, together with other investors (collectively, the “Creditor Investors”), purchased notes (the “Notes”) from the Company’s then first secured lender.  The perfected first lien and security interest securing the Notes are superior to all other liens, claims, judgments and other security interests in the Company.

Immediately prior to the Creditor Investors’ purchase of the Notes, the former holder of the Notes had advised the Company that it intended to foreclose on the Company’s assets as a result of the Company’s default under the terms of the Notes.  By purchasing the Notes, the Creditor Investors relieved the Company of the difficulties associated with the previous holder of the Notes and the threat of immediate foreclosure.  Also, the Creditor Investors provided an additional $924,000 in financing to the Company, enabling the Company to fund the manufacturing and production of products to fulfill outstanding key customer purchase orders.

The Creditor Investors propose a restructuring plan providing for debtholders of the Company to convert their debt into common stock of the Company at a conversion rate of $.035 per share, which conversion rate will be adjusted in the event of stockholder approval for a contemplated reverse split of the Company’s shares.  After careful review and analysis of the restructuring plan, the Company believes that the restructuring plan is in the best interest of the Company’s stockholders and the Company endorses the restructuring plan and suggests that each of its debtholders convert their debt to equity as described in the Letter.  The Letter advises the Company that if debtholders do not convert to common stock as described above, the Creditor Investors will initiate foreclosure proceedings on July 15, 2009.

In response to the request from the Creditor Investors the Company issued a letter to all it’s debtholders in an attempt to confirm their intent to convert their existing debt balance including all accrued expenses and other fees associated with the debt balance due from the Company.  The Company has received responses confirming debt conversion from most but not all the debtholders at this time.  Despite the July 15th deadline the Creditor Investors set initially they have since been very cooperative and understanding of this process and allowed additional time for completion.  However if the conversion process is not completed in a timely fashion over the next immediate business days the Company cannot ensure that the Creditor Investorts will not foreclose on the Company.  The Company is currently making every effort to assist the debtholders in their compliance with this process.

In connection with the contemplated conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to reverse split its outstanding shares of common stock and increase the number of its authorized shares of common stock.

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

Results of Operations for the Quarter Ended June 30, 2009:

Total revenues generated from the sales of, Resurgex Essential™, Resurgex Essential Plus™ and Resurgex Select® for the quarter ended June 30, 2009 totaled $305,056; an increase of $122,941 or 68% from the quarter ended June 30, 2008 which had totaled $182,115.  The Company received purchase orders totaling over $800,000 during the first and second quarter of 2009 which remained unfulfilled at the end of the quarter due to cash flow and financing constraints.  The Company fulfilled these purchase orders in the third quarter of 2009.

The Company’s revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2009 amounted to $170,436 for a 56% gross margin. Gross profits increased $216,711 or 468% for the quarter ended June 30, 2009 compared to ($46,275) for the quarter ended June 30, 2008.  The increase in gross profits is directly associated with higher gross margins related to international sales of the Resurgex Select® product line to Greece and increased sales volumes.

After deducting research and development costs of $16,907 and selling, general and administrative expenses of $828,823, which included a non-cash outlay of $98,333 in deferred amortized compensation the Company realized an operating loss of $675,294 for the second quarter of 2009.  Operating losses for the second quarter of 2009 decreased $1,321,069 or 66% as compared to the second quarter of 2008 which had an operating loss of $1,996,343.  Non-operating expenses totaled $1,204,582 for the quarter ended June 30, 2009, a decrease of 27 % which included a non-cash outlay of $248,649 for interest and financing expenses as compared to $1,657,783 for the quarter ended June 30, 2008.  The decrease in non-operating expense was attributable to decreased Interest and Financing costs which decreased by $453,201.

The net result for the quarter ended June 30, 2009 was a loss of $1,879,876, a decrease of $1,774,250 or 49% as compared to the second quarter of 2008 which had a loss of $3,654,126.  The 49% decrease in net loss is due to decreased operating expenses, non-operating expenses increased revenue and increased profit margins.

Total revenues generated from the sales of, Resurgex Essential™, Resurgex Essential Plus™ and Resurgex Select® for the six months  ended June 30, 2009 totaled $437,415; a decrease of $100,068 or 19% from the six months ended June 30, 2008 which had totaled $537,438.  The Company received purchase orders totaling over $800,000 during the six months ended June 30, 2009 which remained unfulfilled at the end of the quarter due to cash flow and financing constraints.  The Company fulfilled these purchase orders in the third quarter of 2009.

The Company’s revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the six months ended June 30, 2009 amounted to $235,033 for a 54% gross margin. Gross profits increased $122,349 or 109% for the six months ended June 30, 2009 compared to $112,684 for the six months ended June 30, 2008.  The increase in gross profits is directly associated with higher gross margins related to international sales of the Resurgex Select® product line to Greece and increased sales volumes.

After deducting research and development costs of $17,131 and selling, general and administrative expenses of $1,558,928, which included a non-cash outlay of $98,333 in deferred amortized compensation the Company realized an operating loss of $1,341,026 for the six months ended June 30, 2009.  Operating losses for the six months ended June 30, 2009 decreased $2,329.873 or 60% as compared to the six months ended June 30 2008 which had an operating loss of $3,905,932.  Non-operating expenses totaled $1,810,456 for the six months ended June 30, 2009, a decrease of 29% which included a non-cash outlay of $560,081 for interest and financing expenses as compared to $2,745,637 for the six months ended June 30, 2008.  The decrease in non-operating expense was attributable to decreased Interest and Financing costs which decreased by $934,681.

The net result for the six months ended June 30, 2009 was a loss of $3,151,482, a decrease of $3,187,903 or 50% as compared to the six months ended June 30, 2008 which had a loss of $6,339,385.  The 50% decrease in net loss is due to decreased operating expenses, non-operating expenses increased revenue and increased profit margins.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new borrowings debt financings with accredited investors.  During the second quarter of 2009, the Company obtained new debt capital which supplied a portion of the funds that were needed to finance operations and existing purchase orders during the reporting period. The Company obtained $1,034,000 from borrowings, through the issuance of promissory notes.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the quarter showed a working capital deficit of $17,064,604.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  Management expects but cannot assure it will be able to raise the funds needed to attain positive cash flow  See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the quarter ended June 30, 2009, we generated revenues of $305,056 from sales of our products.  However, during this period we realized net losses of $1,879,876.  We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market.   We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business.  Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our five products and other nutraceutical supplements we intend to bring to market.  This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Our operating expenses are significantly greater than our revenues. During the first six months of 2009, the Company obtained new working capital from the sale of common stock to accredited investors and from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments and borrowings resulted in the receipt by the Company during the first six months in 2009, net of debt repayments totaling $117,000, of $1,159,500 through issuance of restricted common stock and promissory notes.  These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the first six months of 2009.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  We plan to do this, as before, through additional equity or debt financings.  We may not be able to raise such funds on terms acceptable to us or at all.  Financings may be on terms that are dilutive or potentially dilutive to our stockholders.   If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the six month period ended June 30, 2009 included herein have been prepared on the basis of accounting principles applicable to a going concern.  Our auditors’ report on the consolidated financial statements for the year ended December 31, 2008 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern.  A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue.  Our December 31, 2008 and June 30, 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval.  As of June 30, 2009, 273,618,022 shares are issued and outstanding.  Future issuance of our additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering.  In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As June 30, 2009, approximately 32,713,308 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933.  In addition, as of June 30, 2009, we had warrants outstanding for the purchase of an aggregate of 56,656,108 shares of our common stock, and stock options for 10,994,464 shares.  To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The Company is Currently in the Process of Restructuring Existing Short Term Debt which May Result in an Increase the Authorized Shares of Common Stock or a Reverse Split of Common Shares

On June 26, 2009, the Company received a letter (the “Letter”) from our largest secured creditor (the “Creditor”).  The Creditor, together with other investors (collectively, the “Creditor Investors”), purchased notes (the “Notes”) from the Company’s then first secured lender.  The perfected first lien and security interest securing the Notes are superior to all other liens, claims, judgments and other security interests in the Company.

Immediately prior to the Creditor Investors’ purchase of the Notes, the former holder of the Notes had advised the Company that it intended to foreclose on the Company’s assets as a result of the Company’s default under the terms of the Notes.  By purchasing the Notes, the Creditor Investors relieved the Company of the difficulties associated with the previous holder of the Notes and the threat of immediate foreclosure.  Also, the Creditor Investors provided an additional $924,000 in financing to the Company, enabling the Company to fund the manufacturing and production of products to fulfill outstanding key customer purchase orders.

The Creditor Investors propose a restructuring plan providing for debtholders of the Company to convert their debt into common stock of the Company at a conversion rate of $.035 per share, which conversion rate will be adjusted in the event of stockholder approval for a contemplated reverse split of the Company’s shares.  After careful review and analysis of the restructuring plan, the Company believes that the restructuring plan is in the best interest of the Company’s stockholders and the Company endorses the restructuring plan and suggests that each of its debtholders convert their debt to equity as described in the Letter.  The Letter advises the Company that if debtholders do not convert to common stock as described above, the Creditor Investors will initiate foreclosure proceedings on July 15, 2009.

In response to the request from the Creditor Investors the Company issued a letter to all it’s debtholders in an attempt to confirm their intent to convert their existing debt balance including all accrued expenses and other fees associated with the debt balance due from the Company.  The Company has received responses confirming debt conversion from most but not all the debtholders at this time.  Despite the July 15th deadline the Creditor Investors set initially they have since been very cooperative and understanding of this process and allowed additional time for completion.  However if the conversion process is not completed in a timely fashion over the next immediate business days the Company cannot ensure that the Creditor Investorts will not foreclose on the Company.  The Company is currently making every effort to assist the debtholders in their compliance with this process.

In connection with the contemplated conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to reverse split its outstanding shares of common stock and increase the number of its authorized shares of common stock.

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

Item 1     Legal Proceedings

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. (07 CV H 11 1420)  Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which was associated with the development of Resurgex Select collateral materials developed in December of 2005.  Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials.  Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC has filed legal action for demand of payment in the amount of $63,718 for services rendered.  Millennium continues to negotiate a settlement through counsel with regards to this legal proceeding.

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

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,111.95 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.  Millennium Biotechnologies, Inc. has not responded to this claim as of 8/19/09.

Riverwalk Village Center, LLC vs. Millennium Biotechnologies, Inc. filed on March 3, 2009 in the Superior Court of New Jersey, Law Division-Special Civil Part, Somerset County, Case #SOM-LT-572-09.  Riverwalk Village Center, LLC brought a claim for unpaid rent and other charges against Millennium Biotechnologies, Inc. in the total amount of $68,076.02.  The plaintiff and defendant have entered into a settlement order dated April 3, 2009 wherein the plaintiff has paid a stipulated sum in the amount of $5,000 and has agreed to make subsequent payments to landlord in conjunction with certain subtenants of Millennium Biotechnologies, Inc. as the defendants.  Three payments in the amount of approximately $20,000 each are to commence on 4/30/09 and to be completed by 6/18/09.  In addition the rent payments for May and June 2009 must be made prior to the tenth day of each month in order to maintain the terms agreed to in the settlement agreement and prevent further action by the Riverwalk Village Center, LLC. Against Millennium Biotechnologies, Inc.  As of June 30, 2009 the remaining amount due to Riverwalk Village Center is $20,536.32.  As of August 17, 2009 the remaining amount due to Riverwalk Village Center is $5,536.32.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Issuance of unregistered securities

During the quarter ended June 30, 2009, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i)    250,000 shares of its common stock to one individual for business consulting and financial advisory services.

(ii)   1,500,000 shares of its common stock to one investor in consideration of extending certain loans to the Company evidenced by issuance of promissory notes.

(iii)  7,641,658 shares of its common stock to three creditors for maturity extensions of promissory notes.

  (iv)  7,164,000 shares to five investors for financing costs and as penalty for late payment.

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

b)  Reports on Form 8-K:

On June 30, 2009 the Company filed a report on Form 8-K, informing about the resignation of one director from the board, and also about a proposed debt restructuring plan.

The largest creditor together with other investors (“Creditor Investors”) propose a restructuring plan providing for debtholders of the Company to convert their debt into common stock of the Company at a conversion rate of $.035 per share, which conversion rate will be adjusted in the event of stockholder approval for a contemplated reverse split of the Company’s shares.  After careful review and analysis of the restructuring plan, the Company believes that the restructuring plan is in the best interest of the Company’s stockholders and the Company endorses the restructuring plan and suggests that each of its debtholders convert their debt to equity as described in the Letter.  The Letter advises the Company that if debtholders do not convert to common stock as described above, the Creditor Investors will initiate foreclosure proceedings on July 15, 2009.

In response to the request from the Creditor Investors the Company issued a letter to all it’s debtholders in an attempt to confirm their intent to convert their existing debt balance including all accrued expenses and other fees associated with the debt balance due from the Company.  The Company has received responses confirming debt conversion from most but not all the debtholders at this time.  Despite the July 15th deadline the Creditor Investors set initially they have since been very cooperative and understanding of this process and allowed additional time for completion.  However if the conversion process is not completed in a timely fashion over the next immediate business days the Company cannot ensure that the Creditor Investors will not foreclose on the Company.  The Company is currently making every effort to assist the debtholders in their compliance with this process.

In connection with the contemplated conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to reverse split its outstanding shares of common stock and increase the number of its authorized shares of common stock.

As of August 19, 2009 the restructuring plan is not completed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: August _19_, 2009	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer
Chief Accounting Officer