Form 10-Q
period 2009-09-30
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2009-11-19
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☒

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
Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of November 14, 2009, was 399,988,830 shares.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY

INDEX

Page
Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
- September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations
- Three and nine months ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows
- Nine months ended September 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 – 21

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 Controls and Procedures	28

PART II - OTHER INFORMATION	30

SIGNATURES	33

PART I  - Item 1
MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash	$60,411	$121,009
Accounts receivable, net of allowance for doubtful accounts of $0	481,673	39,966
Inventories	38,318	54,671
Prepaid expenses	188,960	472,050
Total Current Assets	769,362	687,696
Property and equipment, net of accumulated depreciation of $132,919 and $131,809	4,810	5,920
Patents, net of accumulated amortization of $4,703 and $4,271	6,814	7,246
Deposits	18,352	18,352
Total Assets	$799,338	$719,214
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$4,469,069	$3,258,764
Obligations to be settled in stock	858,184	1,263,239
Prepayments	-	74,965
Short-term debt	12,445,622	10,952,811
Total Current Liabilities	17,772,875	15,549,779
Accrued royalties, long-term portion	1,250	5,000
Total Liabilities	17,774,125	15,554,779

Stockholders’ Deficit
Preferred stock, par value $1; 1,810,360 shares authorized, none issued and outstanding:
Convertible Series B, 65,141 shares issued and outstanding; at redemption value	130,282	130,282
Cumulative Series C, non-voting 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, voting, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 335,407,331 shares at September 30, 2009 and 240,904,713 shares at December 31, 2008	335,407	240,905
Additional paid-in capital	48,091,219	46,448,394
Deferred compensation	(409,722)	(704,722)
Accumulated Deficit	(65,186,736)	(61,015,187)
Total Stockholders’ Deficit	(16,974,787)	(14,835,565)

Total Liabilities and Stockholders’ Deficit	$799,338	$719,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total Revenues	$910,463	$780,423	$1,347,878	$1,317,906
Cost of Goods Sold	615,816	132,443	818,198	557,242
Gross Profit	294,647	647,980	529,680	760,664

Research and development cost	12,025	77,304	29,156	615,304
Selling, general & administrative expenses	776,671	1,182,567	2,335,599	4,550,499
Total operating expenses	788,696	1,259,871	2,364,755	5,165,803

Loss from Operations	(494,049)	(611,891)	(1,835,075)	(4,405,139)

Other Income (Expense)
Miscellaneous income (expense)	-	-	-	199,500
Interest and financing cost, net	(526,019)	(730,409)	(2,336,475)	(3,476,046)
Total Other Income (Expense)	(526,019)	(730,409)	(2,336,475)	(3,276,546)
Loss before Provision for Income taxes	$(1,020,068)	$(1,342,300)	$(4,171,550)	$(7,681,685)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,020,068)	$(1,342,300)	$(4,171,550)	$(7,681,685)

Net Loss per Common Share	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Weighted Average Number of Common Shares Outstanding	325,109,113	181,941,519	283,301,316	163,532,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$(4,171,550)	$(7,681,685)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	1,542	2,220
Equity securities issued for services	7,500	1,179,453
Equity securities issued for interest & financing expense	1,573,513	2,677,332
Offset accounts receivable to notes	(200,000)
Amortization of deferred compensation	295,000	294,999
Decreases (Increases) in Assets
Accounts receivable	(441,707)	189,942
Inventories	16,353	(16,648)
Prepaid expenses	283,090	(478,033)
Increases (Decreases) in Liabilities
Liabilities for stock to be issued	(27,621)	484,500
Accounts payable and accrued expenses	1,297,168	1,463,865
Net Cash Used by Operating Activities	(1,241,677)	(2,084,055)

Cash Flows from Investing Activities
Purchases of equipment	-	(7,399)
Net Cash Used by Operating Activities	-	(7,399)

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,281,500	2,160,928
Repayment of loans and notes payable	(175,421)	(351,986)
Issuance of common stock	75,000	616,915
Net Cash Provided by Financing Activities	1,181,079	2,425,857

Net Increase (Decrease) in Cash	(60,598)	334,403
Cash at beginning of period	121,009	107,042
Cash at end of period	$60,411	$441,445

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$6,273	$364,100
Income Taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Schedule of non-cash investing and financing activities:

For the Nine Months Ended September 30,

	2009	2008

For accrued interest, 6,000,000 [1]; 462,982 [2]	$180,000	$49,157
For late payment penalties, 204,500 [1]	$6,135	$-
For financing costs, 6,512,278 [2]; 600,000 [3]	$-	$660,219
For prior periods’ late payment penalties, 2,884,000 [1]	$82,520	$-
For prior periods’ stock subscriptions, 1,919,150 [1]; 1,080,000 [2]	$191,915	$130,000
For prior periods’ loan origination fees, 2,000,000 [1]	$30,000	$-
Conversion of convertible debt, 900,000 [1]; 5,400,000 [2]	$8,100	$555,000
For prior periods’ consulting, 750,000 [1]; 1,550,000 [2]	$73,000	$241,000

1 Shares were issued as of March 31, 2009
2 Shares were issued as of March 31, 2008
3 Warrants were issued as of March 31, 2008

For accrued interest, 1,367,754 [2]	$		$136,775
For late payment penalties, 6,164,000 [1]; 62,000[2]		$61,640	$5,580
For financing costs, 8,641,658 [1]; 2,250,000 [2]		$65,458	$202,500
For financing costs, 3,862,176 [3]		$-	$184,533
For loan origination fees, 1,500,000 [1]; 6,080,000[2]		$30,000	$577,200
Conversion of convertible debt, 3,427,321 [2]		$-	$342,732
For services, 250,000 [1]; 7,501,334 [2]		$7,500	$743,453

1 Shares were issued as of June 30, 2009
2 Shares were issued as of June 30, 2008
3 Warrants were issued as of June 30, 2008

For accrued interest,100,000 [2]	$-	$9,000
For late payment penalties, 14,552,642 [1]; 1,138,000[2]	$262,478	$89,660
For financing costs, 42,366,667 [1]; 5,325,000 [2]	$478,333	$369,250
For financing costs, 2,000,000 [3]	$-	$63,600
For loan origination fees, 1,264,000[2]	$-	$88,480
For royalties settlement, 750,000 [1]; 1,500,000 [2]	$7,500	$150,000
For services, 4,120,000 [1]; 2,416,666 [2]	$174,000	$217,500

1 Shares were issued as of September 30, 2009
2 Shares were issued as of September 30, 2008
3 Warrants were issued as of September 30, 2008

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, and the quarterly reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008,  have been included.

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
September 30, 2009

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $432 and $432 for the nine months ended September 30, 2009 and 2008, respectively.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $0 and $4,906 for the nine months ended September 30, 2009 and 2008, respectively.

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
September 30, 2009

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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

4.  PREPAID EXPENSES

Prepaid expenses totaled $188,960 at September 30, 2009, down from $472,050 at December 31, 2008, and include $170,353 prepayments to suppliers, $13,507 prepaid insurance and $5,100 unamortized prepayments to service providers.

5.  INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Work in Process	$23,589	$-
Finished Goods	66,907	115,179
Packaging	3,286	3,746
	93,782	118,925
Less: Reserve for losses	(55,464)	(64,254)
Total	$38,318	$54,671

6.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, consists of the following:

	September 30,	December 31,
	2009	2008
Furniture	$46,127	$46,127
Equipment	22,445	22,445
Leasehold improvements	69,157	69,157
Subtotal	137,729	137,729
Less accumulated depreciation	(132,919)	(131,809)
Total	$4,810	$5,920

Depreciation expense charged to operations was $1,110 and $1,788 for the nine months ended September 30, 2009 and 2008, respectively.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2009	2008
Accounts payable	$1,737,510	$1,548,061
Accrued interest	1,908,850	1,037,214
Accrued salaries, bonuses and payroll taxes	566,438	505,280
Accrued professional fees	116,062	48,000
Accrued minimum purchase obligations	115,209	115,209
Miscellaneous accruals	25,000	5,000

	$4,469,069	$3,258,764

8.	DEBT

  Short-term debt is as follows:

	Sept. 30	December 31
	2009	2008
Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440	$4,440

Promissory note dated December 17, 2002, originally for $50,000 issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum.  The note has been changed to be due on demand and remains outstanding at September 30, 2009. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date. Management has repaid $25,000 in December 2003. The Company issued 125,000 5-year common stock purchase warrants in conjunction with the note which were exercised at a rate of $0.01 per share.  The computed discount (computed with Black-Scholes) related to the detachable stock purchase warrants has been fully amortized.
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

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
DEBT (Continued)

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000	25,000

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. The note remains open at June 30, 2009 and is now subject to a late payment penalty of $5,000 per month.	100,000	100,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. The note is presently due on demand. The note is convertible into common shares of the Company at the option of the holder, at $0.25 per share.	200,000	200,000

Promissory grid note issued to an accredited investor on December 22, 2005, due on demand. The note carries interest at the rate of 12% per year and has an open balance of $602,237 on September 30, 2009.	602,237	552,237

Promissory note issued to an accredited investor on January 12, 2006, maturing on December 31, 2006, presently due on demand. The note carries interest at the rate of 10% per year and is convertible into common shares at the rate of $0.25 /share.	113,432	113,432

Twelve promissory notes issued to twelve accredited investors in May 2006, originally maturing in June 2006. All notes have since changed to be due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share.	299,640	299,640

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing August 12, 2006 and September 15, 2006, since changed to be due on demand. The Company had issued warrants for an aggregate 3,000,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and are now subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 share.	750,000	750,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
DEBT (Continued)

Six promissory notes issued to six accredited investors between July and September 2006, originally maturing at various dates between September 15, 2006 and January 31 2007, all of which since having been changed to due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	340,000	340,000

Three promissory notes issued to three accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, since been changed to be due on demand. The Company had issued warrants for an aggregate 392,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	63,000	63,000

Five promissory notes issued to five accredited investors in October 2006, maturing on January 31, 2007, subsequently changed to be due on demand. The Company had issued warrants for an aggregate 1,060,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. One note for $15,000 has been repaid in August 2009	310,462	325,462

Three promissory notes issued to accredited investors in November and December 2006, maturing on January 31, 2007, now due on demand. The Company had issued warrants for an aggregate 1,120,000 shares, exercisable at $0.25/share as loan origination fee. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	95,000	95,000

Two promissory notes issued to two accredited investors in January 2007, maturing on March 31, 2007, since changed to be due on demand. The Company had issued warrants for an aggregate 900,000 shares, exercisable at between $0.15 and $0.25/share as loan origination fees. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share.	325,000	325,000

Non interest bearing advance from an outside director, repayable on demand, originally for $20,000, increased to $50,000 in August 2008 and changed into a promissory note carrying interest of 12% until November 30, 2008. Subsequently, the note has been changed to be due on December 31, 2009, carrying interest of 18% per annum.	50,000	50,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
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
September 30, 2009
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
	55,610	63,710

Promissory note for $550,000 issued to an accredited investor in November 2007, due on November 30, 2008, carrying interest at the rate of 6% per year, convertible, at the option of the holder, into common shares at the rate of $0.14 per share. In December 2008, $150,000 was repaid and the note extended to March 31, 2009. In the second quarter $50,000 interest was capitalized and the note is now due on demand.	450,000	400,000

Promissory note issued to an accredited investor in November 2007, originally for $200,000, due on March 31, 2008, later extended to September 1, 2009. The note carries interest at the rate of 15% per year. In June 2008, $12,500 accrued interest had been capitalized. In February 2009, $30,332 accrued interest was added to principal and the note extended to September 1, 2009. The note is now due on demand.	242,832	212,500

Promissory note issued to an accredited investor in November 2007, due on demand. The note carries interest at the rate of 10% per year.	5,000	5,000

Promissory note issued to an accredited investor, originally due on January 26, 2008, now due on demand. The note carried interest at the rate of 18% per year which rate, at maturity increased to 24% per year.	25,000	25,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, since changed to be due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carries interest at the rate of 10% per year compounded monthly. The compounding has increased the face amount of the note to $3,280,607 at June 30, 2009. The note is now due on demand.	3,363,306	3,121,258

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
DEBT (Continued)

Promissory note issued to an accredited investor in March 2008, due on June 18, 2008, presently due on demand. The note carries interest at the rate of 6% per year which rate, upon default, has increased to 18% per year. A portion of $200,000 had been repaid since issuance.	300,000	300,000

Promissory notes for $375,000 and $300,000 issued to two accredited investors in April 2008, the first due on demand and the second originally due on March 31, 2009. The Company had issued 3,000,000 shares as interest and loan origination fees for one of the notes. The second note carried interest at the rate of 15% per year. In February 2009, $38,812 accrued interest was added to principal and the maturity extended to September 1, 2009. The note is now due on demand.	713,812	675,000

Promissory note issued to two accredited investors in June 2008, due on demand. The note carries interest at 12% per year.	32,000	32,000

Promissory note issued to two accredited investors in April 2008 for $40,000, due on demand. The note carries interest at 12% per year and is convertible at $0.10 per share. $20,000 had been repaid in September 2008.	20,000	20,000

Two promissory notes issued to two accredited investors in July 2008, one in the amount of $200,000 due on demand and the other, in the amount of $350,000 originally due on November 7, 2008, since also changed to be due on demand. The Company has issued 1,200,000 restricted shares as loan origination fees. They carry interest at the rate of 12% per year and are convertible, at the option of the holder, into common shares at the rate of $0.10 per share.	550,000	550,000

Six promissory notes issued to six accredited investors in September 2008, due at various dates in December 2008. The Company had issued 2,175,000 restricted shares as loan origination fees. The notes carry interest at 15% per year and are convertible, at the option of the holders, into common shares at market rates. In February 2009, $13,792 interest accrued on one of the notes, originally for $200,000, was added to principal and the maturity extended to September 1, 2009. During the third quarter, $45,000 was repaid against one of the notes. All notes are now due on demand.	453,792	485,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year.	50,000	50,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year.	25,000	25,000

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
DEBT (Continued)

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The face amount of the note includes $5,000 loan origination fee, and carries interest at the rate of 15% per year. In February 2009, $3,927 accrued interest have been added to principal and the maturity set at September 1, 2009. The note is now due on demand.	1108,927	105,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carries interest at the rate of 15% per year. During the first quarter 2009, $117,000 had been repaid.	39,000	156,000

Loan extended by a payroll financing company, presently showing a principal balance of $86,554. There presently is a dispute about the interest rate to be applied on this open balance. The company has accrued interest at the rate of 30% per annum. The note is payable on demand.	86,554	86,554

Two promissory notes issued to two accredited investors in February 2009 for $30,000 and $15,000, maturing on May 12, 2009 and May 4, 2009, respectively. The face amounts of notes include a discount of $5,000 and $2,500, granted as interest. The notes are now due on demand.	45,000	-

Two promissory notes issued to two accredited investors in March 2009 for $75,000 and $55,000, maturing on March 13, 2010 and March 15, 2010, respectively, carrying interest at 18% per annum. The notes are convertible, at the option of the holders, at $0.01 per share. The holders are entitled to 2,000,000 and 1,466,667 restricted shares as loan origination fees.	130,000	-

Two promissory notes issued in May and June 2009 to two investors. One note was due on June 30, 2009, carries interest at 18% per annum and is convertible at $0.01 /share. This note is now due on demand.The other note is due July 31, 2010, carries interest at 12% per annum, and is convertible at $0.01 /share. The Company issued 2,000,000 restricted shares as loan origination fee.	60,000	-

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
DEBT (Continued)

Three promissory notes issued in June 2009 to three investors. The notes are due on December 12, 2009 and carry interest at 3% per month, and are convertible at $0.03/share. The proceeds of these notes were put in escrow, to be distributed to certain suppliers and for working capital, and are to be repaid from the proceeds of the upcoming sale of products to be shipped by such supplier. The Company issued 36 Million restricted shares in connection with these financing arrangements.	924,000	-

Three promissory notes issued in September 2009 to three investors. The notes are due on October 17, 2009 and carry interest at 10% per year. The company paid legal fees in connection with the issuance of these notes, amounting to $10,000 which amount was deducted from the proceeds of these notes.	90,000	-

Total Short Term Debt	$12,445,622	$10,952,811

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

9.	INCOME TAX

The Company’s total deferred tax asset and valuation allowance approximates:

	Year Ended December 31,
	2008	2007
Total deferred tax asset, non-current	$16,074,000	$15,663,000
Less valuation allowance	(16,074,000)	(15,663,000)
Net deferred tax asset, non-current	$-	$-

10.	OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases:

Year Ending December 31,
2009	$31,905
2010	$127,620
2011	$127,620
2012	$127,620
Total minimum payments required:	$414,765

11.	RELATED PARTY TRANSACTIONS

None.

MILLENNIUM BIOTECHNOLOGIES GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

12.	COMMITMENTS

None.

13.	SUBSEQUENT EVENTS

Private Placement of Units and Debt Restructure

On November 10, 2009, Millennium Biotechnologies Group, Inc. (the “Company”), along with its wholly-owned subsidiary, Millennium Biotechnologies, Inc. (the “Subsidiary”), raised $1,382,050 from the sale of 13.8205 units (the “Units”), each Unit consisting of a Senior Secured 12% thirty month $100,000 Note (a “Unit Note”) and 100 shares of the Company’s Series F convertible preferred stock (the “Series F Preferred”) in a private placement ( the “Private Placement”). It also converted a total of approximately $3,220,000 of outstanding debt into an aggregate of 32.2 Units. The issuance of these securities was part of the Company’s restructuring plan, and the securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Unit Notes have a term of 30 months and bear interest at the rate of 12% per annum. Installments of principal and interest will commence on the first business day of the calendar quarter following 18 months from November 10, 2009 and quarterly thereafter on the first business day of each calendar quarter in fixed payments in the amount of $25,372 each until the maturity date, on which date any remaining principal and interest shall be due and payable in full. The Unit Notes are guaranteed by the Subsidiary and secured by a first lien and security interest in all of the assets of the Company and the Subsidiary.

Each share of Series F Preferred is convertible, at the option of the holder, into 120,000 shares of the Company’s common stock (the “Conversion Rate”) if and when the Company’s Certificate of Incorporation is amended to increase the number of authorized shares of common stock so that there is a sufficient number of authorized, but unissued and unreserved shares of common stock to permit the conversion of all Series F Preferred and all Series E Preferred (discussed below) into common stock (the “Amendment”). The Amendment will require the approval of Company stockholders owning a majority of the issued and outstanding shares of the Company’s stock. Each share of Series F Preferred will automatically be converted into common stock at the Conversion Rate after the Amendment is effected: (i) upon the written consent of the holders of a majority of the outstanding Series F Preferred; or (ii) at such time as the Company has achieved annual EBITDA of at least $10,000,000 for any fiscal year of the Company. “EBITDA” means, for any period, net income or loss of the Company and its subsidiaries before income or loss from discontinued operations for such period, determined on a consolidated basis, plus: (i) to the extent deducted in computing such consolidated net income or loss, without duplication, an amount equal to the sum of: (1) income tax expense, plus (2) interest expense, plus (3) depreciation and amortization expense, plus (4) non-cash extraordinary or nonrecurring losses or non-recurring expenses; minus (ii) to the extent added in computing such consolidated net income or loss, without duplication, an amount equal to the sum of: (1) extraordinary or non-recurring income or gains, plus (2) non-cash interest income. Series F Preferred has no liquidation preference and no right to receive dividends. Series F Preferred votes along with the holders of the Company’s common stock on an “as if” converted basis on any matters on which the holders of the Company’s common stock are entitled to vote. However, until such time as the Company has achieved annual EBITDA of at least $10,000,000, the consent of a the holders of a majority of the outstanding shares of Series F Preferred, voting as a separate class, is required to approve: (i) any offer, sale, designation or issuance of any security senior to or pari passu with Series F Preferred; (ii) the repurchase or redemption of capital stock of the Company (except from employees at cost upon termination); (iii) any increase or decrease in the number of authorized shares of common stock of the Company or Series F Preferred (other than in connection with the Amendment); (iv) any amendment to the Certificate of Incorporation or other governing documents of the Company with the exception of the Amendment, a reverse split of outstanding shares of common stock or a name change; (v) any alteration or change to the rights, preferences or privileges of Series F Preferred, by merger, consolidation or otherwise; (vi) the entry into: (1) the sale or exclusive license of all or substantially all the assets of the Company, (2) mergers, (3) consolidations, (4) other business combinations, (5) recapitalizations and (6) liquidations; (vii) any acquisition of the stock or assets of any other entity; (viii) any dividends or distributions on the Company’s capital stock; or (ix) the expansion into any new businesses. The foregoing will apply to any subsidiary or controlled affiliate of the Company. In addition, Series F Preferred will be subject to anti-dilution protection, providing for adjustments to the Conversion Rate upon certain events, including: (i) subdivision or combination of common stock; (ii) dividends or distributions of common stock; (iii) reclassification of the common stock into a security other than the common stock; or (iv) consolidation or merger of the Company with or into another corporation.

Tripoint Global Equities LLC acted as the placement agent and received fees equal to 10% of the gross proceeds from the sale of Units. It also received shares of Series E Preferred Stock (“discussed below”) that convert into an amount of the Company’s common stock equal to 10% of the number of shares of the Company’s common stock issuable upon conversion of the Series F Preferred Stock.

On November 10, 2009, the Company also converted $7,361,747 of its debt into an aggregate of approximately 22,014.96 shares of the Company’s Series E Preferred stock (the “Series E Preferred”), which will convert into 210,335,615 common shares, as discussed below.

Each share of Series E Preferred automatically will convert into 10,000 shares of the Company’s common stock if and when the Amendment is effected. Series E Preferred has no liquidation preference, no right to receive dividends and votes along with the holders of the Company’s common stock on an “as if” converted basis on any matters on which the holders of the Company’s common stock are entitled to vote. In addition, Series E Preferred will be subject to anti-dilution protection providing for adjustments to the conversion rate upon certain events relating to the Company, including: (i) subdivision or combination of common stock; (ii) dividends or distributions of common stock; (iii) reclassification of the common stock into a security other than the common stock; or (iv) consolidation or merger of the Company with or into another corporation.

On November 11, 2009, the Company also issued an aggregate of 64,521,500 shares of its common stock to certain individuals and entities, primarily for consulting services rendered to the Company. These persons and entities included the three first position secured creditors.

Ventiv Agreements

The Company and the Subsidiary entered into a Second Amendment to Security Agreements and Convertible Promissory Note (the “Note Amendment”), a Subordination Agreement (the “Subordination Agreement”) and a new Service Agreement (“Service Agreement”) with Ventiv Commercial Services, LLC (“Ventiv”), all of which were conditioned upon the making of certain payments to Ventiv from the proceeds of the Company’s Private Placement. Pursuant to the Note Amendment, in consideration of a payment in the amount of $110,000 Ventiv agreed to (i) a reduction in the principal and interest balance of the Company‘s Note to Ventiv from $3,419,596 to $400,000, of which $150,000 is to be paid in cash on or before February 1, 2010 and the remaining $250,000 of which is to be paid in cash on or before June 1, 2010; and (ii) the subordination of Ventiv’s security interest in all of the Company’s property and assets to the security interest of the holders of the Unit Notes.

Under the terms of the Service Agreement, Ventiv has agreed to market the Company’s products to certain long term care providers. The Company prepaid a total of $250,000 to Ventiv for the initial six months of service and is required to make future prepayment installments of $250,000 periodically thereafter upon the projected balance falling below $50,000. However, the Company may opt out of the agreement in the event Ventiv does not produce certain minimal sales requirements. The term of this Agreement ends following the third anniversary of Ventiv commencing services thereunder.

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

Results of Operations for the Quarter Ended September 30, 2009:

Total revenues generated from the sales of, Resurgex Essential™, Resurgex Essential Plus™ and Resurgex Select® for the quarter ended September 30, 2009 totaled $910,463; an increase of $130,040 or 17% from the quarter ended September 30, 2008 which had totaled $780,423. The Company fulfilled the purchase orders totaling over $800,000 they received during the first and second quarters of 2009 to achieve a record breaking revenue total in the third quarter of 2009.

The Company’s revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended September 30, 2009 amounted to $294,647 for a 32% gross margin. Gross profits decreased $353,333 or 55% for the quarter ended September 30, 2009 compared to $647,980 for the quarter ended September 30, 2008. The decrease in gross profits is related to the fact that the comparative figure from September 30, 2008 contained purchases of research and development material which impacted gross profits favorably.

After deducting research and development costs of $12,025 and selling, general and administrative expenses of $776,671, which included a non-cash outlay of $98,334 in deferred amortized compensation the Company realized an operating loss of $494,049 for the third quarter of 2009. Operating losses for the third quarter of 2009 decreased $471,175 or 37% as compared to the third quarter of 2008 which had an operating loss of $1,259,871. Non-operating expenses totaled $526,019 for the quarter ended September 30, 2009, a decrease of 28% which included a non-cash outlay of $478,333 for interest and financing expenses as compared to $730,409 for the quarter ended September 30, 2008. The decrease in non-operating expense was attributable to decreased Interest and Financing costs which decreased by $204,390.

The net result for the quarter ended September 30, 2009 was a loss of $1,020,068, a decrease of $322,232 or 24% as compared to the third quarter of 2008 which had a loss of $1,342,300. The 24% decrease in net loss is due to decreased operating expenses, non-operating expenses and increased revenue.

The net result for the nine months ended September 30, 2009 was a loss of $4,171,550, a decrease of $3,510,135 or 46% as compared to the nine months ended September 30, 2008 which had a loss of $7,681,685. The 46% decrease in net loss is due to decreased operating expenses, non-operating expenses and increasing revenues. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new borrowings debt financings from accredited investors.  During the third quarter of 2009, the Company obtained new debt capital which supplied a portion of the funds that were needed to finance operations and existing purchase orders during the reporting period. The Company obtained $80,000 from borrowings, through the issuance of promissory notes.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the quarter showed a working capital deficit of $17,003,513.  Please see Subsequent Events section of the Notes to the Financial Statements which describes the debt conversions and private placement of debt and equity in the fourth quarter of 2009 which resulted in the Company extinguishing over $14,000,000 in debt.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  Management expects but cannot assure it will be able to raise the funds needed to attain positive cash flow  See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.

RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the quarter ended September 30, 2009, we generated revenues of $910,463 from sales of our products.  However, during this period we realized net losses of $1,020,068.  We expect to continue incurring operating losses until we are able to derive increased revenues from marketing our three products and other products we intend to bring to market.   We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business.  Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our five products and other nutraceutical supplements we intend to bring to market.  This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Our operating expenses are significantly greater than our revenues. During the first nine months of 2009, the Company obtained new working capital from the sale of common stock to accredited investors and from borrowings that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new investments and borrowings resulted in the receipt by the Company during the first nine months in 2009, net of debt repayments totaling $175,421, of $1,181,079 through issuance of restricted common stock and promissory notes.  These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for the first nine months of 2009.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  We plan to do this, as before, through additional debt financings.  Our ability to raise additional funding from the sale of equity securities is severely restricted (see “We have no remaining authorized but unissued common stock.  If we are unable to increase the number of authorized shares of common stock and/or reverse split the outstanding shares of common stock our ability to raise additional funding from the sale of common stock and/or issue common stock for other traditional purposes will be curtailed” below.  We may not be able to raise such funds on terms acceptable to us or at all.  Financings may be on terms that are dilutive or potentially dilutive to our stockholders.   If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the nine month period ended September 30, 2009 included herein have been prepared on the basis of accounting principles applicable to a going concern.  Our auditors’ report on the consolidated financial statements for the year ended December 31, 2008 included an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern.  A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue.  Our December 31, 2008 and September 30, 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

Because our Board can issue common stock and convertible preferred stock without stockholder approval, you could experience substantial dilution.

Our Board of Directors has the authority to issue up to 400,000,000 shares of common stock, 50,000 shares of Series E Preferred Stock, 10,000 shares of Series F Preferred Stock, that can be converted into common stock at high ratios and options and warrants to purchase shares of our common stock without stockholder approval.  As of November 14, 2009, 399.988,830 shares of common stock are issued and outstanding.  In addition as noted in the Subsequent Events footnote to the financial statements above, the Company has issued approximately 22,014.96 shares of Series E Preferred Stock that are convertible into approximately 210,335,615 shares of common stock and 4,602.05 shares of Series F Preferred Stock that are convertible into approximately 552,246,000 shares of common stock.  These coversions require that the stockholders approve an amendment to the Company’s certificate of incorporation to sufficiently increase the number of authorized shares of common stock (the “CI Amendment”).  The issuances of the above mentioned E and F Preferred Stock have, and future issuance of additional shares of common stock or convertible preferred stock could represent substantial dilution to common stock holders.  In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

We have no remaining authorized but unissued common stock.  If  we are unable to increase the number of authorized shares of common stock and/or reverse split the outstanding shares of common stock, our ability to raise additional funding from the sale of common stock and/or issue common stock for other traditional purposes will be curtailed.

As of November 14, 2009, we have only 11,170 shares of authorized but unissued common stock.  While we do have convertible preferred stock, none of the issued or available convertible preferred stock can convert into into common stock absent of the CI Amendment.  If we are unable to increase the number of authorized shares of common stock or reverse split the outstanding shares of common stock, our ability to raise additional funding form the sale of common stock for other traditional purposes will be curtailed.

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

As September 30, 2009, approximately 76,789,309 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933.  In addition, as of September 30, 2009, we had warrants outstanding for the purchase of an aggregate of 56,656,108 shares of our common stock, and stock options for 10,994,464 shares.  To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock. Moreover, some of the remaining restricted shares as well as shares resulting from the exercise of the other warrants and options may, after certain holding periods, enter the market, and we may issue additional shares to raise funding or compensate employees, consultants and/or directors.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

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

Changes in internal controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above

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

Ronald Burgert vs. Millennium Biotechnologies, Inc., et al. filed on the 9th day of October 2008 in District Court of Dallas County, Dallas, Texas.  Mr. Burgert has filed a claim in the amount of $25,000 based on a note dated May 18, 2006.  As of March 26, 2008 the balance due on the note, including unpaid principal and interest, was $31,635.  On December 1, 2008, the 14th Judicial District, Dallas County, Dallas, Texas issued a default judgment against Millennium Biotechnologies, Inc. in the amount of $31,636 plus interest and unpaid attorney’s fees.

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,112 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.  Millennium Biotechnologies, Inc. has not responded to this claim as of November 14, 2009.

Riverwalk Village Center, LLC vs. Millennium Biotechnologies, Inc. filed on March 3, 2009 in the Superior Court of New Jersey, Law Division-Special Civil Part, Somerset County, Case #SOM-LT-572-09.  Riverwalk Village Center, LLC brought a claim for unpaid rent and other charges against Millennium Biotechnologies, Inc. in the total amount of $68,076.  The plaintiff and defendant have entered into a settlement order dated April 3, 2009 wherein the plaintiff has paid a stipulated sum in the amount of $5,000 and has agreed to make subsequent payments to landlord in conjunction with certain subtenants of Millennium Biotechnologies, Inc. as the defendants.  Three payments in the amount of approximately $20,000 each are to commence on April 30, 2009 and to be completed by June 18, 2009.  In addition the rent payments for May and June 2009 must be made prior to the tenth day of each month in order to maintain the terms agreed to in the settlement agreement and prevent further action by the Riverwalk Village Center, LLC. Against Millennium Biotechnologies, Inc.  Millennium met all obligations through August 2009 pursuant to the terms of this settlement agreement.  Millennium anticipates confirmation of the completion of the settlement agreement during the fourth quarter of 2009.  Millennium is currently in the process of paying September, October and November rent payments as all the obligations of the settlement agreement have been met to date.

Robert Half International vs. Millennium Biotechnologies, Inc. filed on September 30, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County.  Robert Half International claims a total of $18,507 plus costs and fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Issuance of unregistered securities

In addition to the disclosure in the Companuy’s Current Report on Form 8-K filed with the SEC on November 17, 2009, during the quarter ended September 30, 2009, the Company issued the following unregistered securities, all of which were issued pursuant to the exemption from registration provided by Section 4(2), Rule 506 of Regulation D of the Securities Act of 1933:

(i)    4,120,000 shares of its common stock to two individuals, one of which is an employee, and two consulting companies, for business consulting and financial advisory services, and, in the case of the employee, for product development services.

(ii)   41,466,667 shares of its common stock to five investors in consideration of extending certain loans to the Company evidenced by issuance of promissory notes.

(iii)  900,000 shares of its common stock to one creditor for maturity extensions of promissory notes.

(iv)  14,552,642 shares to six investors for financing costs and as penalty for late payment.

(v)   750,000 shares to an employee pursuant to a settlement agreement whereby certain royalty rights were terminated.

(b)  Not Applicable

(c)  Not Applicable

Item 3	Defaults Upon Senior Securities

-  None

Item 4	Submission of Matters to a Vote of Securities’ Holders

- None

Item 5	Other Information

- None

Item 6	a) Exhibits

4.2	Form of Unit Note (1)

4.3	Form of Series E Preferred Stock Certificate (1)

4.4	Form of Series F Preferred Stock Certificate (1)

10.8	inVentiv Subordination Agreement (1)

10.9	Second Amendment to inVentiv Security Agreements and Convertible Note (1)

10.10	inVentiv Service Agreement (1)

31.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)          Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2009 and incorporated herein by reference.

b)  Reports on Form 8-K:

On September 30, 2009 the Company filed a report on Form 8-K, informing about the resignation of three directors from the board, and also about the appointment of a new director.

The filing furthermore informed that (a) the Company had undertaken a restructuring plan which entailed the transfer of certain previously issued promissory notes to a group of new investors; and (b) that, in the past 90 days, a substantial number of the Company’s creditors had entered into agreements to convert their debt into preferred stock which transactions are expected to be consummated during the fourth quarter; and furthermore (c) that the Company had reached a settlement agreement with its major distributor, who was holding a secured note, pursuant to which the distributor has agreed to reduce the note in exchange for an initial up-front payment, the issuance of common stock purchase warrants, and the execution of a new service agreement.  Consummation of the settlement agreement is dependent, among other things, on the Company raising additional capital in a private offering of its securities.

The group of new investors mentioned under (a) above, together with other debt holders who had provided recent bridge financing to the Company, have agreed to participate in a new securities offering by the Company by exchanging most of their existing debt for units (the “Units”) which will consist of promissory notes and a new series of preferred stock convertible into common stock upon the filing of the Amendment.  The Company is conducting the Private Offering to raise up to $5,000,000 in additional cash funding.

On November 17, 2009 the Company filed a report on Form 8-K informing about the entry into a material definitive agreement which included the private placement of units.  Please see Item 13 on page 20 “Subsequent Events” for the complete details related to this filing on Form 8-K.  The exhibits associated with this filing are incorporated by reference herein as listed immediately above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM BIOTECHNOLOGIES GROUP, INC.

Date: November 19, 2009	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer
Chief Accounting Officer