Form 10-K
period 2009-12-31
MILLENNIUM BIOTECHNOLOGIES GROUP INC
filed 2010-04-15
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE OF 1934

For the Transition Period From __________ to ____________

Commission file number 0-3338

INERGETICS, INC. (f/k/a MILLENNIUM BIOTECHNOLOGIES GROUP, INC.)
 (Exact Name of Registrant as Specified in its Charter)

Delaware	22-1558317
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

  205 Robin Road, Suite 222, Paramus, NJ 07652
(Address of Principal Executive Office)  (Zip Code)

(908) 604-2500
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 31, 2010, ($0.02), the aggregate market value of the 443,527,798, shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 31, 2010 (the last business day of the registrant's most recently completed first fiscal quarter), was approximately $8,870,556.  By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

The Registrant’s revenues for the fiscal year ended December 31, 2009, were $1,363,120.

As of March 31, 2010, 895,372,179 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value and 5,276.838 shares of Series F Convertible Preferred Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

INERGETICS, INC.
CONTENTS

		Page
PART I.

Item 1.	Business	4

Item 1A.	Risk Factors	16

Item 1B.	Unresolved Staff Comments	20

Item 2.	Properties	20

Item 3.	Legal Proceedings	20

PART II.

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6.	Selected Financial Data	24

Item 7.	Management’s' Discussion and Analysis of Financial Condition and Results of Operations	25

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks	26

Item 8.	Financial Statements and Supplementary Data	18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26

Item 9A.	Controls and Procedures	27

Item 9B.	Other Information	28

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	29

Item 11.	Executive Compensation	32

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33

Item 13.	Certain Relationships and Related Transactions, and Director Independence	34

Item 14.	Principal Accountant Fees and Services	36

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	37

	Signatures	39

	Exhibit Index

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”), including statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding development and market acceptance of our products, current dependence on the willingness of investors to continue to fund our operations are all forward-looking in nature.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-K.  We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

SUMMARY

Inergetics, Inc. (the “Company,” (Inergetics,” “we” or “us”), formerly Millennium Biotechnologies Group, Inc., is a holding company for its sole operating subsidiary, Millennium Biotechnologies, Inc. (“Millennium”).

Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium's principal source of revenue is from sales of its nutraceutical supplements.

On March 15, 2010 the Company changed its name to Inergetics, Inc.

NARRATIVE DESCRIPTION OF BUSINESS

Introduction

Inergetics, Inc. (the “Company”), through its subsidiary Millennium, engages in the research, development, and marketing of specialized nutritional supplements as an adjunct to medical treatments for select medical conditions, as well as for athletes seeking improved recovery and advanced performance. The Company currently markets products which are targeted toward immuno-compromised individuals undergoing medical treatment for diseases, such as cancer, as well as wound healing and post-surgical healing and geriatric patients in long-term care facilities among other conditions. Millennium’s management is currently in the process of soliciting a licensing agreement for the Surgex™ product line so it can enter into mass market retail distribution in the sports market with an established sales and marketing partner.  Millennium’s currently manufactures and markets three proprietary product lines and 9 SKU’s to 2 separate target markets.

Three product lines currently form the Company’s product portfolio they include, Resurgex Select®, Ready-To Drink Resurgex Essential™ and Ready-To-Drink Resurgex Essential Plus™.  Resurgex Select® is a whole foods-based, calorically dense, high-protein powdered nutritional formula developed for cancer patients undergoing chemotherapy or radiation treatments.  Resurgex Essential™ and Resurgex Essential Plus™ represent Millennium’s Ready-to-Drink product line and are currently being sold into the Long-Term Care geriatric markets.  In November of 2009 Millennium entered into a contract sales agreement with inVentiv Health (“Ventiv”) to market the Ready-To-Drink product lines in the Long-Term Care geriatric market. Ventiv is an industry leader in contract pharmaceutical sales which grossed over $900,000,000 in revenue in 2009.

The Company’s products are unique in that they deliver healthy, whole food calories and do not contain high-fructose corn syrup or corn oil, which are not healthy or suitable forms of calories for Millennium’s targeted markets. These ingredients have also shown to correlate with an increase in obesity, a promotion of insulin resistance, and are implicated in inflammation and cancer. Additionally, the use of high levels of Omega-6 fats (corn oil) has been shown to promote tumor growth in animal models. In contrast, Millennium’s nutritional products deliver nutraceutical ingredients that specifically address the needs of chronically ill and geriatric patients.

Millennium additionally developed Surgex™ (www.surgexsports.com) sports nutritional formula in late 2007.  Surgex™ was clinically proven in two single-blind placebo controlled clinical trials conducted on the Division 1A Football and Soccer players at Rutgers University.  Surgex™ was proven to address the nutritional concerns of both professional and amateur elite athletes. These athletes often experience similar symptoms post-workout to those battling immuno-compromised conditions, such as fatigue, loss of lean muscle, oxidative stress, and reduced immune function.

The Company and Millennium are headquartered in Paramus, New Jersey, and the Company’s common stock currently trades on the Over-the-Counter (OTC) market under the symbol “MBTG.OB.”

Distribution Channels

Direct-To Consumer Distribution

In the direct to consumer channel, customers order Resurgex Select®, Resurgex Essential™ or Resurgex Essential Plus™ directly through the Company’s website, www.Resurgex.com, or by contacting the Company directly.  The product is shipped directly to the customer’s home within one business day and arrives within 2 to 5 business days depending on the customers’ geographic location.

Essential and Essential Plus Distribution

On November 10, 2009, the Company effectuated a Contract Sales Agreement with Ventiv.  Under this agreement, Ventiv will provide two National Account Managers (“NAMs”) with extensive experience in the Long-Term Care Markets.  The NAMs will use their existing relationships and contacts in the Long-Term Care market to introduce and sell the Resurgex Essential™ and Resurgex Essential Plus™ product lines into the market.  The Company will comply with the end users and the NAM’s recommendations on an individual basis with regards to distribution to Long-Term Care facilities.

Canadian Distribution

In March 2008, the Company entered into a distribution agreement with Ferring Pharmaceutical, the Canadian subsidiary of an international pharmaceutical company currently producing gross revenue in excess of $1,000,000,000 USD.  Pursuant to the agreement, The Company granted exclusive marketing rights to this pharmaceutical company to distribute and market its line of Resurgex Select® products for cancer patients in Canada.   The product has been well received in Canada and the Company has successfully filled two purchase orders to Ferring Pharmaceutical both for $88,000 each one in December 2008 and another in January 2010, resulting in total revenue of $176,000 over a 13 month period since the first shipment in December of 2008.

Greek Distribution

In April 2007, the Company entered into an international distribution partnership with Nutrimedica, a Greek distributor of nutritional products with knowledge of the local market and regulations in Greece. Under this agreement, Nutrimedica is to import and distribute the Resurgex® products to hospitals, pharmacies, and directly to patients. Nutrimedica has initiated introduction of the Resurgex® products to the market, and sales have significantly increased over the past three years.  The distribution agreement with Nutrimedica produced annual average revenue of $22,000 for the years 2006 and 2007.  The Company recorded revenue totaling $313,000 in 2008 and $582,000 in 2009 from Nutrimedica in Greece. On a percentage basis, the revenue received in 2009 increased by 186% as compared to the revenue received from Nutrimedica in Greece in 2008.

Sports Nutrition Market Product Distribution

In order to initially and prove acceptance in the sports nutrition market, the Company directly targeted the strength/conditioning coaches of professional sports teams. During the National Basketball Association (NBA) 2006-2007 and 2007-2008 seasons, several NBA organizations that purchased and used Surgex™, and had players using the products before and after practices and games.  Management is currently negotiating a licensing agreement which, if successful, should launch the Surgex™ product line into the retail sports nutrition marketplace in conjunction with an established distributor.

PRODUCTS

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

Surgex™

Surgex™ (www.surgexsports.com), is a nutritional support formula that aims to address the concerns of many elite athletes who suffer from symptoms such as (fatigue, lean muscle loss, lactic acid buildup, oxidative stress, and stressed immune systems). This formula is designed to improve recovery parameters in efforts to enhance the performance of professional and collegiate athletes.

The National Collegiate Athletic Association (NCAA) has specific rules about the use of certain amino acids, or anabolic agents. In fact, colleges and universities are prohibited from purchasing any product that contains amino acids or anabolic agents for athletes. This led to the development of the Surgex™ nutritional support formula.

Millennium has successfully tested its sports nutrition formula products at Rutgers University in New Jersey, among both the Men’s Division I Soccer Team and the Men’s Division I Football Team in two separate single-blind placebo-controlled studies. Both studies illustrated the product’s beneficial effects as a post-workout recovery aid, assisting the athlete in maximizing training responses and optimal recovery and improving performance. In addition, each batch of Surgex™ is certified by the Banned Substance Control Group (BSCG) to not contain any banned substances.

Resurgex Essential™

Millennium exited Research and Development on the Company’s first Ready to Drink Product line Resurgex Essential™ in July 2008.  The Essential™ line is a ready-to-drink alternative to Ensure® and Boost® designed to be marketed into the long-term care channel.  Resurgex Essential™ has 250 whole food calories containing no corn syrup or corn oil.  The product also contains fruit and vegetable extracts, and FOS Fiber to provide superior quality calories and taste when compared to the competition.  Resurgex Essential Plus™ contains the same high quality ingredients with a higher caloric value of 450 calories per 8 oz serving.

Product Functionality Overview

Several health concerns must be addressed when it comes to effectively providing nutritional support for any major disease or immuno-compromised condition. While other “single magic bullet” products on the market largely only focus on one area while potentially neglecting others, Millennium’s products have been developed to address the major dietary concerns that may be influenced by nutritional support, when incorporated as an adjunct to a patient’s medical care. Thus, rather than providing significant amounts of calories from corn oil, low-quality proteins, sucrose, and corn syrup combined with an inexpensive multivitamin blend, Millennium’s Resurgex Select® and Resurgex Essential™ have been developed to provide a comprehensive and complex array of nutrients, which fulfill necessary requirements in the health and well being of patients.

MARKETS

Size of the Market

The nutritional supplement market is expected to increase to around $8.5 billion by 2012 a 39% increase from 2007, according to Nutritional Supplements in the U.S., a report from Packaged Facts published in September 2008. This growth is likely to be attributed to several factors, including industry efforts to promote supplements as more essential than ever in weak economic times since they can help to avert the need for much costlier prescription drugs and medical treatments, bolstered product credibility as a result of the newly implemented federal GMP (Good Manufacturing Practices) and AER (adverse event report) requirements, increased industry self-regulation, and a steady stream of innovative new products targeting an ever broader range of increasingly specific conditions—especially the many age-related issues of aging Boomers and seniors.

Target Markets

Millennium’s products are intended to benefit patients with chronic debilitating diseases, such as cancer, as well as patients needing homecare and those undergoing wound healing or post-surgical healing, among other conditions. Millennium also launched Surgex™ in the fourth quarter of 2007 and is currently negotiating a licensing agreement for the product line.  Surgex™ has been clinically proven to address sports recovery needs for amateur and professional elite athletes. Greater details on these markets are provided below.

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

•
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

•
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

•
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

•
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

•
Fatigue and Mitochondrial Dysfunction. Damage done to the mitochondria is typically attributed to the buildup of free radicals and other noxious byproducts, such as lactic acid that accumulates during and after strenuous activity.

•
Oxidative Stress. Oxygen consumption greatly increases during exercise, which leads to increased free radical production. Also, free radical formation within the muscle during exercise can easily damage muscle tissue and inhibit performance by the induction of fatigue.

•
Muscle Wasting. A common problem during strenuous activity is lean muscle loss or wasting as muscle tends to breakdown after vigorous activity. This problem can have a serious impact on performance and recovery.

•
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

Division I Men’s Soccer Team-Results of the Trial-Published in The Journal for Strength and Conditioning Research

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

Table 8
Inergetics, Inc.
NUTRITIONAL SUPPLEMENTATION (RESURGEX ®) IN MALE COLLEGE SOCCER PLAYERS:
EFFECTS ON PERFORMANCE AND OXIDATIVE STRESS

Improved Performance	There were significant changes in performance capacity as reduced oxidative stress in the Resurgex ® group versus the control group (leading high-protein nutritional formula).

Improved Lactic Acid Response	The Resurgex ® group had improved lactic acid responses to exercise and time to exhaustion versus the control group.

		Reduced Oxidative Stress	The Resurgex ® group had significantly lower oxidative stress markers (isoprostanes and LPOs) versus the control group.

Source: Inergetics, Inc.
This single-blind, placebo-controlled trial found that the Company’s Surgex™ sports nutrition formula enhanced performance parameters and reduced oxidative stress levels (free radical damage caused by exercise) in players. Oxidative stress in the body is caused by imbalance or overload of oxidants (free radicals from air, food, metabolism, medications, stress, disease, etc.). Sustained oxidative stress disrupts the cells’ defenses, resulting in damage that contributes to the development of many diseases.

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

Rutgers’ Division I Football Team-Results of the Trial Published in the Journal of Comparative Exercise Physiology.

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

Table 9
Inergetics, Inc.
          NUTRITIONAL SUPPLEMENTATION (RESURGEX ®) IN MALE COLLEGE FOOTBALL PLAYERS:
EFFECTS ON STRENGTH, BODY COMPOSITION, AND OXIDATIVE STRESS

Improved Body Composition	While both groups gained weight, the Resurgex ® group gained muscle and lost a slight amount of body fat while a leading competitor sports formula (control) group gained ½ of their body weight as fat.

Improved Power and Strength
Using Wingate testing, peak power was measured for each test and standardized by body weight. The increase in peak power in the Resurgex ® group was approximately 86% greater than the increase in the leading competitor sports formula group.

Improved Recovery Parameters	The Resurgex ® group had a significant improvement in their testosterone:cortisol ratio, while a leading competitor sports formula group had a decrease in this ratio.

Source: Inergetics, Inc.

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

Intellectual Property

Millennium owns all rights to the formulations of Resurgex Select®, Resurgex®, Resurgex Plus®, Resurgex Essential™, Resurgex Essential Plus™ and Surgex™, and has filed compositional patent applications with respect to these formulations. Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ are registered trademarks filed with the U.S. Patent and Trademark Office (USPTO). Additionally, the Company has patents pending for all product lines in 57 countries worldwide.

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

Medicaid Reimbursement

Medicare/Medicaid

Millennium has received federal government approval to have its Resurgex Select® nutritional product line covered by Medicare.  The Company is currently applying for HCPCS Codes for the Resurgex Essential™ and Resurgex Essential Plus™ along with the tube feeding product currently in Research and Development which upon receipt will be approved for Medicare reimbursement.

Growth Strategy and Distribution

Millennium has implemented a variety of strategies and formed partnerships that are intended to penetrate the various specialized markets for nutritional products, which are targeted by the Company (oncology patients, immuno-compromised individuals, and athletes seeking effective sports recovery). Currently, products can be purchased through the Company’s websites, www.milbiotech.com and www.resurgex.com, or ordered by phone (877) RESURGX. Additionally, in select areas, Medicaid-associated pharmacies distribute the Company’s products. Furthermore, select international distribution agreements are in place (as described below), which are intended to expand the Company beyond U.S. markets. Each of the Company’s growth strategies in terms of product distribution are detailed below.

RESEARCH AND DEVELOPMENT

During 2009 and 2008, the Company spent $37,835 and $476,806, respectively, on research and development of its products.  The increased research and development expenses incurred in 2008 are directly related to the development of the Resurgex Essential™ ready-to-drink product line.

COMPETITION

The Company’s products target the nutritional supplement market, specifically the ready-to-drink beverage market, as an adjunct or meal replacement. The products that most directly compete with the Company’s products  in the adult nutrition market are produced by mainstream manufacturers—Boost® by Nestle, Ensure® by the Ross Product Division of Abbott Laboratories Inc., and Carnation® Instant Breakfast® by Nestlé—as well as generic (store branded) products that are marketed head-to-head against these products.

Millennium has chosen to target the long-term care market, vis-à-vis a pharmaceutical sales approach and distribution model with Ventiv for its currently marketed products as the Company believes that this approach provides credibility and legitimacy that competitive brands on the market may lack. Additional factors that Millennium believes distinguish it from other competitively marketed nutritional products are listed below.

•
Resurgex Select® and Resurgex Essential™ address multiple issues that cause diminished fatigue and quality of life in immuno-compromised individuals. To the Company’s knowledge, no other product on the market can make this claim.  These include the following:

•	Mitochondrial support (energy);

•	Reducing oxidative stress;

•	Building lean muscle;

•	Immune support; and

•	Providing healthy, whole food calories.

•
Many of the mass-market competitors manufacture their products using the least expensive ingredients, which ensures low retail price and high profitability. This means diminished bioavailability and low biological value, as well as less benefit to the end user.

•	Resurgex Select® and Resurgex Essential™ were developed with the ingredients necessary in order to deliver optimal performance.

•	Resurgex Select® and Resurgex Essential™ deliver therapeutic levels of active ingredients based on the scientific research.

•
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

Table 10
SUPPLEMENT PRICE COMPARISON

Cost per Serving
Juven®	$2.66
Prosure®	$2.25
Ensure®	$1.40
Ensure Plus ®	$1.65
Boost®	$1.40
Boost Plus ®	$1.60
Resource ® Support ®	$1.96
Resurgex Select®	$1.79

Source: Inergetics, Inc.

SALES

Ventiv Commercial Services (“Ventiv”), a wholly owned subsidiary of inVentiv Health Inc. will resell the Essential™ line into the long-term care market.  Ventiv offers outsourced clinical sales teams in the long-care, pimary care and specialty hospitals markets.  In the past 3 years, the Ventiv has recruited, trained and deployed 63 separate sales teams totaling 6,200 people, selling over 100 products in 42 therapeutic areas to 50 different practitioner specialties.  Ventiv has provided Millennium with two full time National Account Managers (NAMs), with over 30 years experience.  The NAMs are responsible for prospecting medical accounts, clinics, long-term care facilities and attending professional trade shows.  Although the Company prepaid the first six months of the Contract Services Agreement to Ventiv it has currently entered into payment default under this agreement.  Ventiv continues to cooperate with the Company and  is currently marketing and selling the Company’s products in an effort to generate revenue and remove the payment default (see Part I, Item 1A. Risk Factors “Our current marketing plans are dependent upon our agreement with Ventiv.  We are in default of that Agreement.  While, Ventiv is working with us, if we are unable to cure the default and Ventiv terminates the agreement, our marketing plans will be adversely affected”).

MANUFACTURING

Farmland Dairies, Inc., a division of General Electric, is the Company’s outsourced manufacturer and co-packagers for the Essential™ and Essential Plus™ lines at its kosher designated, aseptic facility in Grand Rapids, MI.

Garden State Nutritionals is the Company’s outsourced manufacture and co-packagers for the Resurgex Select® lines at their facility in West Caldwell, New Jersey.

OTHER MATTERS

Sports Nutrition Market

Millennium is currently seeking a sales, marketing and distribution partner which will assist in the distribution of Surgex™ to the sports nutrition market.  Millennium’s management feels a partner is necessary for the mass market distribution launch of Surgex into the retail sports nutrition marketplace.  Management is pursuing this alternative because Millennium’s stockholders would benefit from the anti-dilutive capital which would be allocated to the marketing expense of a mass market product launch.  Millennium would also benefit from the marketing expertise and capabilities of their distribution partner.  Based on historical acceptance by 10 NBA teams, PGA golfers, and NFL players with little or no marketing budget, management expects to exponentially improve results with proper marketing and distribution strategies which cater to the mass market of sports nutrition consumers.

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

•	BSN Syntha-6™ Extended Release Protein Blend by BSN Inc.

•	Muscle Milk® by CytoSport Inc.

•	FRS, an antioxidant health drink, by New Sun Nutrition, Inc.

•	Gatorade® Performance Series

On March 3, 2010 the company put out a press release as to the status of its trials in development with Columbia University.  Columbia University has notified the company that it believes that the press release needs further clarification which clarification is set forth below:

The Company would like to clarify that the study design and protocol between Columbia University and Inergetics, formerly Millennium Biotechnologies Group, are still in the development stage and that a final decision has not yet been made by Columbia University to conduct the trial or to collaborate with Inergetics, Inc.  If and when these are finalized, the clinical trial is subject to IRB approval, which is the standard process for all clinical trials.

GOVERNMENT REGULATION HISTORY

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

PRODUCT LIABILITY AND INSURANCE

The Company, like other producers and distributors of ingested products, faces an inherent risk of exposure to product liability claims in the even that, among other things, the use of its products results in injury.  The Company maintains insurance against product liability claims with respect to the products it manufactures.  With respect to the retail and direct marketing distribution of products produced by others, the Company’s principal form of insurance consists of arrangements with each of its suppliers of those products to name the Company as beneficiary on each of such vendor’s product liability insurance policies.  The Company does not buy products from suppliers who do not maintain such coverage.

EMPLOYEES

As of December 31, 2009, the Company employed 5 persons, of whom one is primarily engaged in research and development and product support activities, two are primarily engaged in overall managerial functions associated with operations, capital raising, distribution partnerships and sales and marketing, one is primarily engaged in day to day managerial operations and one is primarily engaged in day to day managerial operations and two are engaged in general administrative and wholesale/direct to consumer sales functions.  The Company has no collective bargaining agreements with its employees.

INFORMATION SYSTEMS INFRASTRUCTURE

Our website, which is based on internally developed software and other third party software, is hosted in New York at Futurological Strategies, Inc.   Our servers and our network are monitored 24 hours a day, seven days a week.

We use a variety of techniques to protect our confidential customer data.  When our customers place an order or access their account information, we use a secure server (SSL) to transfer information.  Our secure server software encrypts all information entered before it is sent to our server.  All customer data is protected against unauthorized access.  We use Thawte software to secure our credit card transactions.

ITEM 1A: RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report.

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2009, we generated revenues of $1,363,120 from sales of our three products.  However, during this period we realized net losses of $6,363,057, of which $4,358,130 were non-cash items primarily related to issuance of shares and warrants for compensation, services, and associated with financing transactions during the period.  We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market.   We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business.  Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market.  This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products.  Although our revenues have increased, our operating expenses are significantly greater than our revenues. During 2009, the Company obtained new capital in the form of equity resulting in the receipt by the Company of $75,000. In addition, the Company obtained $1,472,050 from new subscriptions for Units consisting of shares of convertible preferred stock and promissory notes with a principal amount of $1,472,050 and $1,281,500 from outright borrowings, net of debt repayments, through issuance of promissory notes (see Note 7 to our audited Financial Statements below).  These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for 2009.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  We plan to do this, as before, through additional equity or debt financings.  We may not be able to raise such funds on terms acceptable to us or at all.  Financings may be on terms that are dilutive or potentially dilutive to our stockholders.   If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2009 included herein have been prepared on the basis of accounting principles applicable to a going concern.  Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern.  A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue.  Our December 31, 2009 and 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.  See, “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

Our current marketing plans are dependent upon our agreement with Ventiv.  While, Ventiv is working with us, if Ventiv terminates the agreement, our marketing plans will be adversely affected.

Ventiv continues to cooperate with the Company and currently is marketing and selling the Company’s products in an effort to generate revenue. While, Ventiv is working with us, if Ventiv terminates the agreement, our marketing plans will be adversely affected.

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of Resurgex Select® and Resurgex Essential™ and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies.  Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

Because our Board can issue common stock and convertible preferred without stockholder approval, you could experience substantial dilution.

Our Board of Directors has the authority to issue up to 2,000,000,000 shares of common stock, shares of preferred stock that can be converted into common stock at high rations and options and warrants to purchase shares of our common stock without stockholder approval.  As of March 31, 2010, there were 1,517,294,168 shares issued and outstanding or reserved for issuance on a fully-diluted basis.  Future issuance of additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering.  In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

We have never declared or paid cash dividends on our capital stock.  We currently intend to retain all of our earnings, if any, for use in its business and do not anticipate paying any cash dividends in the foreseeable future.  The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, our general financial condition and future prospects, general business conditions and such other factors as the Board of Directors may deem relevant.  In addition, no cash dividends may be declared or paid on our Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock.  No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding.  Accordingly, it is unlikely that we will declare any cash dividends in the foreseeable future. The Series E and F Convertible Preferred Stock do not carry any dividends.
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

As of March 31, 2010, approximately 335,407,331 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act.  In addition, we had outstanding 5,276.838 shares of Series F Convertible Preferred Stock that are convertible  into an aggregate of  633,220,560 shares of common stock.  A substantial number of the above mentioned restricted shares as well as a substantial number of the shares of common stock issuable upon conversion of the Series F Convertible Preferred Stock are eligible for public resale pursuant to Rule 144 under the Act.  Generally, pursuant to Rule 144, stockholders who are not affiliates of our company can resell their restricted securities after they have held them for at least six months.  Consequently, most of our restricted securities are or soon will be eligible for public sale.   As of March 31, 2010, we also had warrants outstanding for the purchase of an aggregate of 49,658,581 shares of our common stock, and stock options for 6,469,000 shares.  To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and, eventually, sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, we most likely will issue additional shares of common stock and/or instruments convertible into or exercisable for common stock to raise funding or compensate employees, consultants and/or directors.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company leases certain office space and equipment under operating leases.

In October 2001 the Company entered into a lease for 4,558 square feet of office space located in basking Ridge, New Jersey. In October 2007 the Company extended its lease commitment for an additional 5 years commencing in December 2007, with an annual right to renew or cancel.  The terms of the lease provide for a rental fee of $10,635 per month, plus an allocated portion of certain operating expenses.  The lease is personally guaranteed by the Company’s former Chairman of the Board of Directors and former Chief Executive Officer Jerry E. Swon. In December 2007 the Company sublet a portion of the premises to a sub-tenant (“Sub-tenant 1”). Under the terms of the sub-lease, as amended, Sub-tenant 1 paid a rent of $4,000 per month.  Sub-tenant 1 ended its sublease on August 2009.  The Company entered into a verbal sub-lease agreement with (“Sub-tenant 2”) in September 2008.  Sub-tenant 2 paid rent in the amount of $4,000 per month directly to the landlord from September 2008 through August 2009.  In September 2009 Sub-tenant 2 increased rent payments direct to the landlord to $7,000 per month.  This arrangement continues to the present time and Sub-tenant 2 was current in its payments to the landlord as of December 31, 2009. In December 2009, the Company relocated its operations to a new facility in Paramus, New Jersey, and entered into a three-year lease for 1,724 square feet of office space, at a monthly rent of $2,299 plus $251 for utilities. To reduce the carrying cost of the Basking Ridge, NJ lease.  In April 2010 the Company negotiated and entered into a formal sub-lease agreement with a third sub-tenant (“Sub-tenant 3”) who will occupy the facilities in Basking Ridge, NJ through December 2012.  As of April 2010 Sub-tenant 2 and 3 are paying $7,000 per month and $6,440 per month respectively.  This provides the Company with complete coverage of the Lease Obligations related to the Basking Ridge, NJ location entering into the second quarter of 2010.

ITEM 3: LEGAL PROCEEDINGS

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. 07 CV H 11 1420).  Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which were associated with the development of Resurgex Select collateral materials developed in December of 2005.  Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials.  Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC has filed legal action for demand of payment in the amount of $63,718 for services rendered.  Millennium continues to negotiate a settlement through counsel with regards to this legal proceeding.

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

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,112 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.  Millennium Biotechnologies, Inc. has not responded to this claim as of April 7, 2010.

Robert Half International vs. Millennium Biotechnologies, Inc. filed on September 30, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County.  Robert Half International claims a total of $18,507 plus costs and fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

Growthink Inc. vs. Millennium Biotechnologies, Inc. filed on June 15, 2009 in the Superior Court of New Jersey, Law Division, Somerset-Special Civil Part, Case #DC-004225-09.  Growthink Inc. claims a total of $7,941.04 plus cost and attorney fees based upon Millennium Biotechnologies, Inc. failure to pay the plaintiff for the reasonable value of goods sold and delivered and/or services rendered by the plaintiff to the defendant.

ITEM 4: REMOVED AND RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

The Company’s common stock currently trades in the OTC market and is quoted on the Electronic Bulletin Board of the OTC market, under the symbol MBTG.  Following the change of the Company’s name to Inergetics, Inc. on March 15, 2010, the Company is in the process of applying for a new trading symbol.  The following table sets forth, for the calendar quarters indicated during the last two fiscal years and the first quarter of fiscal 2010, the high and low quotations of the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations.  Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	OTC-BB
	High/Bid	Low/Bid
2008
First Quarter	$0.17	$0.08
Second Quarter	0.12	0.07
Third Quarter	0.10	0.01
Fourth Quarter	0.07	0.01

2009
First Quarter	$0.04	$0.01
Second Quarter	0.02	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.02	0.01

2010
First Quarter	$0.03	$0.01

(b)  Stockholders

As of March 31, 2010, there were approximately 750 stockholders of record for the Company’s Common Stock.  The number of record holders does not include stockholders whose securities are held in street names.  The Company estimates over 1,000 holders in street names.  In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock, 67 holders of record of the Company's Series C Preferred Stock and 29 holders of record of the Company's Series F Preferred Stock

(c)  Dividends

The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock. No cash dividends may be declared or paid on the Company's Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock.  No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding.  Accordingly, it is unlikely the Company will declare any cash dividends in the foreseeable future. The Series E and Series F Convertible Preferred Stock carry no dividends.

Recent Issues of  Unregistered Securities

During the fourth quarter of 2009, the Company issued the following unregistered securities

(i)	3,521,500 shares of common stock to two investors for late payment penalties on promissory notes.

(ii)
61,000,000 shares of common stock to four accredited investors, one of who served as a director of the Company during 2009,  and one consultant, for their services in connection with the restructuring of a major portion of the Company’s debt during the fourth quarter in 2009.

(iii)
Warrants for the purchase of 12,992,028 shares of common stock, exercisable during three years at $0.001 per share, to the holder of a promissory note for $605,578 pursuant to an agreement which among others called for the reduction of the principal amount of such note to $126,000. We also issued warrants for the purchase of 5,000,000 shares of common stock, exercisable during ten years at $0.20 per share, to our major distributor who was holding a secured note for $3,391,334, These warrants were issued pursuant to an agreement which called for the reduction of the principal amount of the note to $400,000, for a cash payment of $110,000, and for the execution of a new service agreement. The above debt reductions have been accounted for as debt extinguishments in accordance with EITF 96.19, and extraordinary gains totaling $2,991,334 have been recorded during the fourth quarter.

(iv)
14,450.6825 shares of Series E Convertible Preferred Stock, convertible into 144,506,825 common shares, and 3,521,500 common shares, the latter not yet having been issued as of December 31, 2009, to 22 investors against cancellation of promissory notes and accrued interest in the aggregate amount of $4,352,130. The debt reductions have been accounted for as debt extinguishments in accordance with EITF 96.19 and in the process, $2,508,540 in extraordinary gains have been recorded during the fourth quarter.

(iii)
8,467.0273 shares of Series E Convertible Preferred Stock, convertible into 84,670,273 common shares, to ten individuals and assignees of such individuals, for investment banking and other advisory services, and 4,739.9100 shares of Series E Convertible Preferred Stock, convertible into 47,399,100 common shares to five investors, one of who served as a director of the Company during 2009, for financing expenses.

(v)
32.19788 Units, each Unit consisting of a promissory note for $100,000, carrying interest at 12% per year and maturing within 30 months after issuance, and 100 shares of Series F Convertible Preferred Stock, each share of which is convertible into 120,000 common shares (“Units”) to twelve investors in exchange for the retirement of promissory notes in the amount of $2,918,972 and accrued interest of $300,816, most of which notes were payable on demand.

(vi)
13.8205 Units to sixteen accredited investors, one of who served as a director of the Company during 2009 and rejoined the Board in 2010, pursuant to subscriptions in connection with private placements, for aggregate cash receipts by the Company of $1,382,050. For a more detailed description of the securities offered in these private placements we refer to Note 13 in the Notes to Consolidated Financial Statements as contained in our report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference, In addition, the Company received $90,000 as pre-payments on subscriptions for 0.9 Units.

The foregoing issuances of securities were private transactions and exempt from registration under section 4(2) of the Securities Act and/or regulation D rule 506 promulgated under the Securities Act.

At December 31, 2009, stock certificates for an aggregate 14,058,255 common shares, 29,986.715 shares of Series E Convertible Preferred Stock, and 90 shares of series F Convertible Preferred Stock, issuable for investments and financing costs, and as compensation for services rendered had not yet been issued and the Company classified the valuation of such shares as current liabilities at year-end, totaling $3,193,071.

Information about common stock that may be issued upon the exercise of options and warrants is contained in Note 11 to the Consolidated Financial Statements attached hereto.

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

Company repurchases of Equity Securities

None.

ITEM 6: Not applicable.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2009 compared to the year ended December 31, 2008:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, and Resurgex Select® for the year ended December 31, 2009 totaled $1,363,120, a decrease of 9% from the year ended December 31, 2008 which totaled $1,492,262.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2009 amounted to $532,824 for a 39% gross margin. Gross profits decreased $224,072 or 30% for the year ended December 31, 2009 compared to $756,896 for the year ended December 31, 2008.  The decrease in gross profits is a result lower revenue and lower price points to customers in order to attract larger clients in the long-term care market.

After deducting research and development costs of $37,385 and selling, general and administrative expenses of $6,359,436, which included $4,919,196 in non-cash outlays in the form of restricted stock and warrants issued for professional fees, interest and compensation, the Company realized an operating loss of $5,864,447.  Operating losses for 2009 of $5,864,447 were down $203,986 or 3% as compared to the 2008 operating loss of $6,068,433.  Non-operating expenses totaled $479,790 for the year ended December 31, 2009 a decrease of 91% or $4,812,993 as compared to $5,292,783 for the year ended December 31, 2008.  The decrease in non-operating expenses of $4,794,173 was due to material differences in the other income/expense section of the Statement of Operations.  The first was a net gain of $2,012,600 which was realized on a gain from the extinguishment of debt net of losses incurred related to the debt restructuring which occurred in the fourth quarter of 2009.  In addition interest and financing expenses for the year ended December 31, 2009 were $2,615,241 which where decreased by $2,968,465 or 53% as compared to $5,583,706 for the year ended December 31, 2008.

The net result for the year ended December 31, 2009 was a loss of $6,344,237 or $0.02 per share, compared to a loss of $11,361,216 or $0.06 per share for the prior year.  Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new equity and debt investments through convertible promissory notes with accredited investors.  During 2009, the Company obtained new equity capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $2,888,050.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the year showed a working capital showing a deficit of $7,574,667.  During the fourth quarter of 2009 and in the first quarter of 2010 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.   See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.”

Due to the material significance of debt restructuring which occurred during the fourth quarter of 2009 Management has decided to add the following comment so this item.

Debt Transaction

In June 2009, the Company received a letter (the “Letter”) from the Creditor Investors proposing a restructuring plan, inter alia, providing for debtholders of the Company to convert their debt into Common Stock of the Company at a conversion rate of $.035 per share (the “Conversion Rate”).  After careful review and analysis of the restructuring plan, the Company believed that the restructuring plan was in the best interest of the Company’s stockholders and it endorsed the restructuring plan and suggested that each of its debtholders convert their debt to equity as described in the Letter.  The Letter advised the Company that if debtholders did not convert to Common Stock as described above, the Creditor Investors would initiate foreclosure proceedings on July 15, 2009.  The Creditor Investors never initiated foreclosure proceedings.

Between June 2009 and March 2010, the Company contacted most of its debtholders offering them E Preferred Stock in exchange for their debt.  E Preferred Stock was offered rather than Common Stock because the Company did not have a sufficient number of shares of Common Stock authorized but unissued for the anticipated Debt Transaction.  E Preferred Stock was automatically convertible into Common Stock at the rate of one share of E Preferred Stock for 10,000 shares of Common Stock if and when the Company amended its certificate of incorporation to sufficiently increase its authorized shares to, inter alia, provide for a sufficient amount of Common Stock for the Debt Transaction at the Conversion Rate.  The certificate of incorporation was so amended on March 15, 2010, at which time all outstanding shares of E Preferred converted into Common Stock at the Conversion Ratio.  A total of 22 debtholders converted an aggregate of $4,352,120 of debt pursuant to the Debt Transaction between June 2009 and December 31, 2009.

Private Placement

Between October and November 2009, the Company, along with its wholly-owned subsidiary, Millennium Biotechnologies, Inc. (the “Subsidiary”), raised $1,382,050 from the sale of 13.8205 units (the “Units”), each Unit consisting of a Senior Secured 12% thirty month $100,000 Note and 100 shares of the Company’s Series F Preferred Stock in the Private Placement.  It also converted a total of approximately $3,220,000 of outstanding debt into an aggregate of 32.2 Units.  These debtholders consisted of the Creditor Investors and nine other debtholders who held certain purchase order financing notes and/or subordinated notes.

After the initial closing of the Private Placement, the Company continues to offer Units on the same terms as those in the Private Placement pursuant to a second (continuation) private offering that will terminate on or before June 30, 2010.  As of December 31, 2009 the Company raised an additional $90,000 from the sale of 0.90 Units in under the continuation offering.

ITEM 7 A:  Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the two years ended December 31, 2009 and Notes to Financial Statements are included at the end of this report.  Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company was notified that the audit practice of Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm (the “Former Accountant”), was combined with Friedman LLP (“New Accountant”) on January 1, 2010.  As of the same date, the Former Accountant resigned as the independent registered public accounting firm of the Company and, with the approval of the Company’s Board of Directors, the New Accountant was engaged to be the Company’s independent registered public accounting firm.

The Former Accountant’s report on the financial statements for the years ended December 31, 2008 and 2007 were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to audit scope or accounting principles. However, the Former Accountant’s report on the financial statements for the years ended December 31, 2008 and 2007 contained an explanatory paragraph which noted that there was substantial doubt about Company’s ability to continue as a “Going Concern” due to recurring net losses, a working capital deficiency and negative cash flows from operations.

During the two years ended December 31, 2008, and from December 31, 2008 through January 1, 2010, there were no  reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

From the date the Company retained the Former Accountant on January 4, 2008 through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 9A (T).  Controls and Procedures

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the December 31, 2009, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009:

•
Material weakness: The Company did not maintain effective controls over certain aspects of the financial reporting process, including complex accounting transactions because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements.

•	Significant deficiencies:

o	Inadequate segregation of duties
o	Untimely account reconciliations

Nevertheless, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this annual report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about all directors and executive officers of the Company are as follows:

Name	Position	Term(s) of Office
Mark Mirken, 65	President, Chief Operating Officer	September 2007 until present
	Chief Executive Officer	Aug 4, 2008 until present
	Chairman of the Board	Aug 4, 2008 until present

Jerry E. Swon, 60	Chief Executive Officer	Jul.27, 2001 until Aug 4, 2008
	Chairman of the Board	Jul.27, 2001 until Aug 4, 2008
	Company Director	Aug 4, 2008 until May 5, 2009

Frank Guarino, 35	Chief Financial Officer	Oct.15, 2001 until present

Michael G. Martin, 58	Company Director	Oct.15, 2001 until May 5, 2009

David Sargoy, 50	Company Director	Oct.15, 2001 until May 5, 2009

Benjamin Custodio, 67	Company Director	Oct 28, 2008 until present

Kenneth Sadowsky, 47	Company Director	Sep 17, 2008 until June 25, 2009 and then, since March 8, 2010

Michael C. James, 51	Company Director	September 24, 2009 until present
Carl Germano, 55	Executive Vice President, Research and Product Development	May 15, 2001 until present

There are no other family relationships among the Company's officers and directors.  All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board.

A summary of the business experience for each of our present officers and directors is as follows:

Mark C. Mirken

Mr. Mark C. Mirken has been our and Millennium’s President and Chief Operating Office since August 2007 and chief executive officer since August 2008.  He was previously employed by Turbo Chef Technologies, Inc. (NASDAQ:OVEN).  At Turbo Chef, Mr. Mirken reported to the Chairman & Board of Directors and had global P&L accountability for the entire company. He conceived and executed business strategies, steered direction of development and growth, and managed all aspects of operations including R&D, engineering, product development, new business development, sales (domestic/international and direct/indirect), marketing (strategies, campaigns, collaterals), branding (differentiating features and benefits in six categories), manufacturing (in-house/contract and onshore/offshore), investor relations, PR, media affairs, and major/global channels and accounts management (Subway, Starbucks, BP, HMS Host).   He also mentored and led a core management team of 10 executives (including CFO, CTO and Director of Manufacturing in China), directed 24-person global sales force, and provided indirect oversight to a worldwide workforce of 100 plus.  Mr. Mirken earned a Bachelor of Science from the University of North Carolina, in addition he earned a J.D. from the University of North Carolina School of Law.

Frank Guarino

Mr. Frank Guarino has been our Chief Financial Officer (CFO) and the CFO of Millennium since 2001.  Mr. Guarino was previously employed from 1997 through February 2001, as the Controller of First National Funding Corporation of America, a mortgage banking firm which grew from a small family business to a medium sized corporation with 55 branches nationwide producing over $350 million in annual volume at the time of his departure.   From 1995 to 1997, Mr. Guarino was employed by Panasonic Broadcast and Television Systems Co., where his responsibilities evolved to an independent supervisory position in the accounts receivable department which collected over $400 million annually in accounts receivable from clients which included national television networks.  Mr. Guarino earned a Bachelor of Science in Accounting from St. Peter’s College in 1997.

Benjamin Custodio

Mr. Custodio brings over 30 years experience in Pharmaceuticals, Nutrition and business development with expertise in the commercialization of consumer products to the Millennium Board. Currently, Mr. Custodio is the President and CEO for LCI Group, Ltd; a privately owned business development group which works with various companies commercializing products in the international arena. Prior to his time with LCI, Mr. Custodio worked with Johnson and Johnson, Ciba-Geigy and Roberts Pharmaceuticals,   Del-Monte Beverage Corp, Wampole Inc., and Webber in the vitamin and nutrition field. Mr. Custodio has previously sat on the Board of Directors for Nu-Life Nutrition Ltd.  Mr. Custodio is currently a Member of the board of Sheridan College Program Advisory Committee for international business and Director for International Operations, Rotary Club of Oakville.  Mr. Custodio has a Bachelor of Science degree in Commerce (B.S.C.), major in Finance, from De La Salle University.

Michael C. James

For the past ten years, Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, where he holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Currently, Mr. James is a director of Guided Therapeutics, Inc. where he is Chairman of the Compensation Committee and serves on the Audit Committee.  He was a board member of Nestor, Inc. from 2006 until June 2009 and CEO of that company from January 2009 through September 11, 2009.  While acting as CEO, Mr. James turned that company profitable and headed a complete financial restructuring. The business was sold on September 8, 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island.  From 1995 to 1999, Mr. James was a Partner at Moore Capital Management, Inc., a private investment management company. Prior to his position at Moore Capital, from 1991 to 1994, he was employed by Buffalo Partners, L.P., a private investment management company, where he held the position of Chief Financial and Administrative Officer. From 1986 to 1991, he was employed by National Discount Brokers and held the positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James has a strong financial background and provides a valuable contribution to the Company.  Mr. James received a Bachelor of Science in Accounting from Fairleigh Dickenson University.

Kenneth Sadowsky

Mr. Sadowsky is a Senior Beverages Advisor for Verlinvest.  Verlinvest is a Brussels based investment holding company founded by family tied to Interbrew.  Interbrew is now ABI (Anheuser Busch InBev).  He was a principal of Atlas Distributing Inc., overseeing the non-alcoholic beverage division which he created. The division was founded in 1987 and sales were $50,000 that year.  In 2007 sales were over $16,000,000 and the total company sales were in excess of $75 million.  From September 2008 until June 2009, he was a director of the Company.  He was a director of Energy Brands, Inc.  makers of Glaceau vitaminwater, smartwater, and fruitwater from 2000 to 2006, when that company sold a minority interest to The Tata Group.  Glaceau eventually sold to Coca Cola for over $4.1 Billion.  He also does marketing consulting work in the beverage industry for Fusion5 Marketing Innovations (sold in 2003 to the WPP Group) and nowinc.net. Prior to forming Atlas's soda division in 1987, Mr. Sadowsky was a consultant for the Eagle Snack Division of Williams Distributing in Springfield, MA. He is the Executive Director of NIDA, a group of independent beverage distributors in the Northeast of the USA who are members of a trade association. From 1984 until 1986, he was the New England regional manager for California Cooler, Inc. which was acquired by Brown Forman in 1985. He has served on the Worcester JCC Health and Physical Education Board (1998 - 2000).  He serves on the Tulane University's School of Liberal Arts Dean's Advisory Council (2000 - present).  He is on the Worcester Academy Board of Visitors (2008 - present).  He serves on the U Mass Memorial Hospital Committee NICU Unit "Tee Up For Tots."   Mr. Sadowsky received a BA from Tulane University in New Orleans in 1984.  Additionally, Mr. Sadowsky sits on the board of directors of All Market Inc., a private company who are the makers of Vita Coco coconut water, and Hint Inc., a private company who are the makers of Hint Water based in San Francisco.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of  common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report  required to be so filed pursuant to Section  16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2009, except for Messrs. Jerry E. Swon, David Sargoy, Michael Martin, Mark C. Mirken, Frank Guarino, Kenneth Sadowsky, who are currently late in filing forms 4 pertaining to certain security acquisitions from the Company in 2008 and 2007.  Jerry E. Swon, David Sargoy, Michael Martin, Mark C. Mirken, Frank Guarino, Kenneth Sadowsky, and Benjamin Custodio are also currently late in filing Form 3.

Audit Committee and Audit Committee Expert

Audit Committee.  We do not have an audit committee at this time.  Our securities are not listed on a national securities exchange.  Accordingly, all members of the audit committee are not required to be independent.  Michael James is a financial expert as defined in Securities and Exchange Commission rules on the committee in the true sense of the description.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2009, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2009, as well as the most highly compensated employees who did not serve as executive officers during 2009. Compensation information is shown for the fiscal years ended December 31, 2009, 2008, and 2007:

Name and Principal Position	Year	Salary ($) (1)	Directors Fee ($)	Other Annual Compensation($) (2)	Restricted Stock Awards ($) (4)	Securities Underlying Options ($) (3)	All Other Compens.($)
Mark C. Mirken (6)	2009	349,606	-	2,000	1,215,000	-	-
President and CEO,	2008	350,000	-	-	-	-	-
Director	2007	87,166	-	-	1,080,000	-	-

Jerry E. Swon (4)	2009	-	-	-	-	-
Former CEO,	2008	175,000	-	10,500	-	-	-
Former Director	2007	300,000	65,719	18,000	-	-

Carl Germano (5)	2009	188,756	-	6,518	150,000	-	-
Exec. Vice President	2008	200,000	-	-	47,286	-	-
	2007	200,000	-	-	51,300	214,701	-

Frank Guarino (7)	2009	190,352	-	12,000	150,000
Chief Financial Officer	2008	200,000	-	12,000	30,000	-	-
	2007	150,000	-	12,000	34,000	-	-

(1)
The value of other non-cash compensation, except for the items listed under (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.

(2)	Consists of automobile expenses allowances.

(3)	The Company recognizes expenses for options and warrants granted to employees on the basis of fair value calculated using the Black-Scholes formula (see below).

Some of the stock awards issued in 2009 consist of shares of Series E Convertible Preferred Stock (which converted into common shares on March 15, 2010 at the rate of 10,000 common shares for each share of Series E), such number of common shares into which they converted are included in the table above.  As of December 31, 2009, the certificates for the preferred shares had not yet been issued. Refer to items (5), (6), (7).  In addition, pursuant to the initial capital restructuring in the Spring of 2009, to protect the Company from foreclosure by its first secured creditor and in exchange for significant salary concessions made by Messrs Mirken, Guarino and Germano, the management team of the Company was given a conditional stock grant in the amount of 10% of the Company’s fully diluted shares.  The purpose of the grant was to vest in Mark Mirken as CEO and Chairman of the board the right to allocate the grant among the Company’s employees including its management team. See Part III. Item 13 “Certain Relationships, Related Transactions and Director Independence” for a description of the terms of this grant.

(4)	Mr. Swon resigned from the Company on August 2008. Therefore, he received no compensation in 2009.

(5)
In 2009, Mr. Germano received 1,050,000 restricted common shares for special services performed, valued at $10,500, and was awarded a bonus of 1,500 shares of Series E Convertible Preferred Stock (which converted into 15,000,000 common shares on March 15, 2010), valued at $150,000. Certificates for these shares had not yet been issued at December 31, 2009. In 2008, Mr. Germano received 750,000 restricted shares valued at $47,286 pursuant to an agreement whereby he surrendered his rights to royalties on the sales of certain Company products. In 2007 Mr. Germano received 285,000 restricted shares in connection with an agreement which terminated his royalty rights on the sales of the Company’s products; the market price of such shares is shown in column “Restricted Stock Awards”. He also conducted the cashless exercise of stock options which resulted in the issuance of 1,341,884 common shares to him, the value of which, at the market price for the Company’s stock, is shown in column “Other Compensation”.

(6)
In 2009, Mr. Mirken was awarded a bonus of 12,150 shares of Series E Convertible Preferred Stock (which converted into 121,500,000 common shares on March 15, 2010), valued at $1,215,000. Certificates for these E-shares had not yet been issued at December 31, 2009. In 2007, Mr. Mirken received 6,000,000 shares as a signing bonus in accordance with the terms of his employment agreement. These shares, priced at the market price of the Company’s stock, are shown in column “Restricted Stock Awards”.Of the $349,000 shown as compensation to Mark Mirken in 2009, $100,000 of that sum represents a repayment to Mr. Mirken under section 2.4 of his employment contract dated November 1, 2009 in which Mr. Mirken received a significantly reduced partial repayment of expenses owed to Mr. Mirken which he forgave to induce certain investors to save the Company from an act of foreclosure in the spring of 2009.

(7)
In 2009, Mr. Guarino was awarded a bonus of 1,500 shares of Series E Convertible Preferred Stock (which converted into 15,000,000 common shares on March 15, 2010), valued at $150,000. Certificates for these E-shares had not yet been issued at December 31, 2009. In 2008, Mr. Guarino received 1,000,000 restricted shares, valued at $30,000, as bonus payment. In 2007, Mr. Guarino received 100,000 shares. These shares, priced at the market price of the Company’s stock, are shown in the “Bonus” column.

Stock Options /Stock Purchase Warrants:

There were no options and stock purchase warrants granted during 2009 and 2008, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company. There were no exercises of stock options or warrants during 2009 or 2008 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company.

Compensation of our Directors

During 2009 and 2008 none of our Directors received cash compensation. In 2009, Benjamin Custodio and Michael C. James received 200 and 100 shares of Series E Convertible Preferred Stock, respectively (which converted, respectively, into 2,000,000 and 1,000,000 common shares on March 15, 2010), valued at $20,000 and $10,000, as director’s compensation. In 2008, Michael Martin and David Sargoy received 1,250,000 restricted shares each, in lieu of $125,000 accrued director’s fees.

Employment Agreements

Certain employees have received employment agreements the details of which are outlined in the section “Employment Agreements” in Note 9 to the Financial Statements included at the end of this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 31, 2010, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title	Name and Address of	Amount and Nature of
of Class	Beneficial Owner	Beneficial Ownership (1)		Percent of Class
Common Stock	Mark C. Mirken	127,500,000	(2)	13.1%
	Frank Guarino	16,484,000	(3)	1.7%
	Carl Germano	18,441,884	(4)	1.9%
	Benjamin Custodio	2,000,000		0.2%
	Michael C. James	1,000,000		0.1%
	Kenneth Sadowsky	108,485,640	(5)	10.4%
	as a Group (6 persons)	165,425,884		27.3%

Address of all persons above:  c/o the Company, except for Mr. Sadowsky: 450 Alton Road #1601, Miami Beach, FL 33139.

Louis C. Rose	78,973,044	(6)	8.0%
530 East 76th Street, Apt. 27G, New York, NY 10021

Leon Frenkel	233,169,620	(7)	20.1%
1600 Flat Rock Road, Penn Valley, PA 19072

Charles Lanktree	101,789,785	(8)	9.68%
2 Ridgedale Avenue, Suite 201, Cedar Knolls, NJ 07927

Seahorse Enterprises	120,281,960	(9)	11.5%
1 Powderhill Way, Westborough, MA 01581

Brian Corbman	57,540,888	5.9%
95 Horatio Street, Suite 204, New York, NY 10014

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2010.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)	See Item 13 “Certain Relationships, Related Transactions and Director Independence” below.

(3)	Includes options to purchase 334,000 shares of the Company’s common stock.

(4)	Includes options to purchase 300,000 shares of the Company’s common stock.

(5)
Includes 70,610,640 common shares issuable upon conversion of 588.422 Series F Convertible Preferred Shares held by the named beneficiary which is expected to take place within 60 days of March 31, 2010.

(6)
Includes stock purchase warrants for 5,000,000 common shares and 8,042,520 common shares issuable upon conversion of 67.021 Series F Convertible Preferred Shares held by the named beneficiary which is expected to take place within 60 days of March 31, 2010.

(7)
Includes 182,533,320 common shares issuable upon conversion of 1,521.111 Series F Convertible Preferred Shares held by the named beneficiary which is expected to take place within 60 days of March 31, 2010.

(8)
Includes securities held in the name of Lanktree Consulting Co. Includes stock purchase warrants for 1,000,000 common shares and 74,040,000 common shares issuable upon conversion of 617 Series F Convertible Preferred Shares held by the named beneficiary which is expected to take place within 60 days of March 31, 2010.

(9)
Includes 71,931,960 common shares issuable upon conversion of 599.433 Series F Convertible Preferred Shares held by the named beneficiary which is expected to take place within 60 days of March 31, 2010.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to an amended and restated employment agreement, Mark C. Mirken is employed as the President and Chief Executive Officer of the Company and Millennium.  The Agreement terminates on November 1, 2014; provided, Mr. Mirken has the right to extend the term of employment for two additional years.  Pursuant to the Agreement, Mr. Mirken currently receives a base annual salary of $306,000 per year, the contract is subject to a 5% increase annually of Mr. Miirken compensation.  In addition, during the term of the Agreement, in the event that annual gross revenues exceed $15 million, Mr. Mirken is entitled to receive an annual bonus equal to .5% of the gross revenues.  Such bonus increases to 1.0% if the gross margin percentage is 30%, 1.75% if it is 35% and 2.5% if it is 45%. Mr. Mirken also received Performance Shares (see below).  Pursuant to the Agreement Mr. Mirken also is entitled to a gross-up of his base salary to create a neutral tax impact for the issuance of any shares or options to him under the Agreement.  Mr. Mirken also receives a $2,000 per month automobile reimbursement and standard benefits available to other executive officers.

The Agreement terminates upon Mr. Mirken’s death and may be terminated at the option of the Company as a result of Mr. Mirken’s disability or for “cause” as defined in the Agreement.  Mr. Mirken has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. Mirken’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. Mirken is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. Mirken terminates the Agreement for “good reason”, the Company shall pay to Mr. Mirken his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Mirken as of the date of the termination.  The Agreement also provides for Mr. Mirken is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without “cause” or by Mr. Mirken for “good reason”.

Pursuant to an amended and restated employment agreement, Carl Germano is employed as the Chief Science Officer of Millennium.  The Agreement terminates on November 1, 2014; provided, Mr. Germano has the right to extend the term of employment for two additional years.  Pursuant to the Agreement, Mr. Germano currently receives a base annual salary of $150,000 per year which increases to $200,000 per year in the event (a) the Company's annual revenues exceed $15,000,000; (b) the Company enters into a licensing agreement with an unrelated third party where the minimum upfront licensing fee is no less than $3,000,000; or (c) the Company achieves two quarters of positive cash flow.  In addition, during the term of the Agreement, Mr. Germano is entitled to receive an annual bonus at the discretion of the Company.  Mr. Germano also received 114.1667 E Preferred (which subsequently converted into 1,441,667 shares of Common Stock) and Performance Shares (see below).   Mr. Germano also receives a $2,000 per month automobile reimbursement and standard benefits available to other executive officers.

The Agreement terminates upon Mr. Germano’s death and may be terminated at the option of the Company as a result of Mr. Germano’s disability or for “cause” as defined in the Agreement.  Mr. Germano has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. Germano’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. Germano is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. Germano terminates the Agreement for “good reason”, the Company shall pay to Mr. Germano his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Germano as of the date of the termination.  The Agreement also provides for Mr. Germano is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without “cause” or by Mr. Germano for “good reason”.

In May 2009, the current holders of an aggregate of $__________ principal amount of senior debt secured by the assets of the Company (“Senior Secured Notes”) threatened foreclose on the Senior Secured Notes as a result of the Company’s default under the terms of the Senior Secured Notes.  The perfected first lien and security interest securing the Senior Secured Notes were superior to all other liens, claims, judgments and other security interests in the Company.   In May, 2009, a group of three investors, including Ken Sadowsky, a director of the Company, Leon Frenkel and Seahorse Enterprises (collectively, the “Creditor Investors”), purchased all of the Senior Secured Notes. By purchasing the Notes, the Creditor Investors relieved the Company of the difficulties associated with the previous holders of the Senior Secured Notes and the threat of immediate foreclosure.  Also, the Creditor Investors provided an additional $924,000 in financing to the Company, enabling the Company to fund the manufacturing and production of products to fulfill outstanding key customer purchase orders.   In November 2009, the Creditor Investors converted all of the above debt into 32.2 Units in the Private Placement (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” in Part II above).  The E Preferred converted into  shares of Common Stock on March 15, 2010.

As part of the debt restructuring discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” in Part II above, in November 2009, we granted management an aggregate of 15,500 shares of E Preferred (the “Performance Shares”), which represented such number of E Preferred that are convertible into common stock equal to 10% of the fully diluted common shares following December 15, 2009, the final closing date (the “Final Closing Date”) of the Private Placement.  Pursuant to these management grants, Mark C. Mirken received 12,150 shares of E Preferred, Frank Guarino received 1,500 shares of E Preferred and Carl Germano received 1,500 shares of E Preferred.  All of the foregoing shares of E Preferred automatically converted into shares of Common Stock on March 15, 2010 at the rate of 10,000 shares of Common Stock for each share of E Preferred.  In the event that the gross revenue of our subsidiary, Millennium Biotechnologies, Inc., for the 13 month period immediately following the Final Closing Date (the “Target Period”) is less than $15 million (the “Target Revenue”), the number of Performance Shares shall be reduced by 10% for each $1 million under the Target Revenue and such number of reduced Performance Shares shall be issue to the purchasers of the Units in the Private Placement based upon the percentage of Units purchased by each such purchaser.  The Target Period shall commence when we and/or our subsidiary have received at least $1,000,000 in working capital from any sources including from the net proceeds of the Private Placement.  The right to so reduce and reallocate any portion of the Performance Shares is dependent on the Target Period commencing within 60 days of the Final Closing Date.  Notwithstanding any of the foregoing, the Performance Shares shall not be reduced by more than 50% of the total Performance Shares issued.

During 2009, we also issued restricted stock awards to certain officers and directors, as follows:

Carl Germano was issued 750,000 common shares pursuant to a royalty waiver issued in 2008, and 300,000 common shares for special services performed.

Benjamin Custodio received $40,000 in cash compensation he also received 200 shares of E Preferred which converted into 2,000,000 common shares, as a director’s fee.

Michael C. James received 100 shares of E Preferred which converted into 1,000,000 common shares, as a director’s fee.

The Company’s board of directors consists of the following four directors:  Mark C. Mirken, Kenneth Sadowsky, Benjamin Custodio and Michael James.  The Company’s board has determined that Messrs. Custodio and James are independent under Section 803A(2) of the NYSE Amex Company Guide (although our securities are not listed on the NYSEAmex or any other national exchange).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Friedman LLP billed us $14,491 for professional services rendered from their audit of our annual financial statements during 2009, and Bagell, Josephs, Levine & Company LLC billed us $56,227for audit services during 2008.

AUDIT-RELATED FEES

Friedman LLP and Bagell, Josephs, Levine & Company LLC did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements during the fiscal years ended December 31, 2009 and December 31, 2008.  The audit practice of Bagell, Josephs, Levine & Company, LLC was combined with Friedman LLP on January 1, 2010.

TAX FEES

Friedman LLP billed us in the aggregate amount of $0 and $1,560 for professional services rendered for tax related services during the fiscal year ended December 31, 2009 and Bagell, Josephs, Levine & Company, LLC billed us $1,560 during the year ended December 31, 2008.

ALL OTHER FEES

The aggregate fees billed by Friedman LLP and Bagell, Josephs, Levine & Company, LLC for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $0, respectively.

    The Board pre-approves all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to the Company by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for the Company if the “de minimus” provisions of Section 10A (i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Board, who shall present all decisions to pre-approve an activity to the full Board at its first meeting following such decision.

PART  IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Certificate of Incorporation and Bylaws of the Company.(1)

3.2	Amendment to Certificate of Incorporation

3.3	Certificate of Incorporation and Bylaws of Millennium.*

4.1	Certificate of Designations filed July 26, 2001*

4.2	Certificate of Designations (E and F Preferred Stock) (2)

4.3	Form of Unit Note(3)

4.4	Form of Series E Preferred Stock Certificate(3)

4.5	Form of Series F Preferred Stock Certificate(3)

10.1	Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001.(4)

10.2	License Agreement with Isocell SA.(5)

10.3	Royalty and Investment Agreement between Millennium and P. Elayne Wishart dated January 11, 2001.*

10.4	Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.*

10.5	Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.*

10.6	Employment Agreement between Millennium and Jerry E. Swon dated April 1, 2001.*

10.7	Letter of Intent, among Millennium Biotechnologies Group, Inc., Millennium Biotechnologies Inc., Aisling Capital II, LP, dated April 5, 2006 (7)

10.8	Ventiv Subordination Agreement(3)

10.9	Second Amendment to Ventiv Security Agreements and Convertible Note(3)

10.10	Ventiv Service Agreement(3)

10.11	Amended and Restated Employment Agreement for Mark C. Mirken effective November 1, 2009

10.12	Amended and Restated Employment Agreement for Carl Germano effective November, 2009

21	Subsidiaries of the Company:

(i) Millennium Biotechnologies, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

14	Corporate Code of Ethics and Business Conduct (6)

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Frank Guarino, Chief Financial Officer pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

(1)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's report on Form 8-K filed on October 13, 2009, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company's report on Form 8-K filed on November 17, 2009, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.

(5)
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

(6)	Previously filed as an exhibit to the Company’s Annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

(7)	Previously filed as an exhibit to the Company's report on Form 8-K filed on April 5, 2006, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: April 15, 2010	By:	/s/ Mark C. Mirken
Mark C. Mirken
Chief Executive Officer
(Principal Executive Officer),

Date: April 15, 2010	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Mark C. Mirken	April 15, 2010
Mark C. Mirken, Director

/s/ Benjamin Custodio	April 15, 2010
Benjamin Custodio, Director

/s/ Michael C. James	April 15, 2010
Michael C. James, Director

/s/ Kenneth Sadowsky	April 15, 2010
Kenneth Sadowsky, Director

Inergetics, Inc.
(f/k/a/Millennium Biotechnologies Group, Inc.)
and Subsidiary

Consolidated Financial Statements

December 31, 2009

Inergetics, Inc. and Subsidiary
Index to the Consolidated Financial Statements
December 31, 2009

Page
Reports of Independent Registered Public Accounting Firm	1
Financial Statements
Consolidated Balance Sheet	2
Consolidated Statements of Operations	3
Consolidated Statement of Stockholders’ Equity (Deficit)	4-5
Consolidated Statements of Cash Flows	6-7
Notes to the Consolidated Financial Statements	8-35

Friedman, LLP
406 Lippincott Drive, Suite J, Marlton, NJ 08053
Tel: 856.355.5900  Fax: 856.396.0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Inergetics, Inc. and Subsidiary
(f/k/a Millennium Biotechnologies Group, Inc.)
Paramus, New Jersey

We have audited the accompanying consolidated balance sheet of Inergetics, Inc.
(f/k/a Millennium Biotechnologies Group, Inc.) and subsidiary as of December 31, 2009, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of the Company as of December 31, 2008, and for the year then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements, dated March 27, 2009, and included an explanatory paragraph relating to the existence of substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2009 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Friedman LLP
Marlton, New Jersey
April 15, 2010

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

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
BAGELL, JOSEPHS LEVINE & COMPANY, LLC
 Marlton, New Jersey
 May 4, 2009

The report is a copy of the previously issued report.
The predecessor auditor has not reissued the report.

Inergetics, Inc. and Subsidiary
Consolidated Balance Sheets
For the Years Ended December 31, 2009 and 2008

	December 31,
	2009	2008
Assets
Current Assets:
Cash	$2,370	$121,009
Accounts receivable, net of allowance for doubtful accounts of $0 in 2009 and 2008	561	39,966
Miscellaneous receivable	40,000	-
Inventories, net	16,117	54,671
Prepaid contract sales	166,667
Prepaid expenses	29,199	472,050
Total Current Assets	254,914	687,696
Property and equipment, net	4,440	5,920
Patents, net	6,670	7,246
Deposits	18,352	18,352
Total Assets	284,376	719,214
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	2,363,820	3,258,764
Obligations to be settled in stock	3,193,071	1,263,239
Customer prepayments	-	74,965
Put Warrant liabilities	50,000	-
Short-term debt	1,904,965	10,952,811
Total Current Liabilities	7,511,856	15,549,779
Long-term debt, net of unamortized debt discount	3,933,335	-
Accrued royalties, long-term portion	-	5,000
Total Liabilities	11,445,191	15,554,779

Stockholders’ Equity (Deficit)
Preferred stock, par value $1:
Convertible Series B, 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, 0 shares issued and outstanding	-	-
Convertible Series E, par value $1; 27,657.6198 and 0 shares issued and outstanding	27,658	-
Convertible Series F, par value $1; 4,601.838 and 0 shares issued and outstanding	4,602	-
Common stock, par value $0.001; authorized 400,000,000 shares; issued and outstanding 399,928,831 and 240,904,713 shares	399,929	240,905
Additional paid-in capital	55,571,375	45,743,672
Accumulated Deficit	(67,359,424)	(61,015,187)
Total Stockholders’ Equity (Deficit)	(11,160,815)	(14,835,565)
Total Liabilities and Stockholders’ Equity (Deficit)	$284,376	$719,214

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008
Net Sales	$1,363,120	$1,492,262
Cost of Sales	830,296	735,366
Gross Profit	532,824	756,896
Research and development costs	37,835	476,806
Selling, general and administrative expenses	6,359,436	6,348,523

Loss from operations	(5,864,447)	(6,068,433)
Other expense (income)
Gain incurred in connection with debt restructuring, net	2,012,600	-
Miscellaneous income	186,110	377,978
Amortization of debt discount	(43,349)	-
Miscellaneous expenses	(19,910)	(87,055)
Interest and financing expense	(2,615,241)	(5,583,706)
Total other expense	(479,790)	(5,292,783)
Net loss before taxes	(6,344,237)	(11,361,216)
Provision for income taxes	-	-

Net Loss	(6,344,237)	(11,361,216)

Net Loss Per Common Share	$(0.02)	$(0.06)

Weighted average number of common shares outstanding	304,393,007	175,885,553

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

	Preferred Stock
	Convertible	Convertible	Cumulative	Cumulative	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible			Additional
	Series B	Series B	Series C	Series C	Series D	Series D	Series E	Series E	Series F	Series F	Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	65,141	$130,282	64,763	$64,763	-	-	-	$-	-	$-	133,238,812	$133,239	$37,049,540	$(49,653,972)	$(12,276,148)
Issuance of common stock - private placements											5,650,000	5,650	569,350		575,000
Issuance of common stock for license fees											1,500,000	1,500	148,500		150,000
Issuance of common stock for compensation											2,800,000	2,800	174,200		177,000
Issuance of common stock pursuant to note conversion											11,120,000	11,120	1,127,880		1,139,000
Issuance of common stock and warrants for loan origination fees											12,055,667	12,056	1,230,770		1,242,826
Issuance of common stock for services											27,872,588	27,873	1,877,556		1,905,429
Issuance of common and warrants for directors’ fees											2,600,000	2,600	281,400		284,000
Stock issued for interest											5,137,146	5,137	428,583		433,720
Change in deferred compensation													393,333		393,333
Issuance of common stock and warrants for note due date extensions											21,245,000	21,245	1,787,365		1,808,610
Issuance of common stock for late payment penalties											9,435,500	9,435	623,280		632,715
Buy-out of royalty rights with newly issued common stock											8,250,000	8,250	46,915		55,165
Amortization of equity investment versus deferred royalties													5,000		5,000
Net (loss)														(11,361,216)	(11,361,216)
Balance, December 31, 2008	65,141	$130,282	64,763	$64,763	-	$-	-	$-		$-	240,904,713	$240,905	$45,743,672	$(61,015,187)	$(14,835,565)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

	Preferred Stock
	Convertible	Convertible	Cumulative	Cumulative	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible			Additional
	Series B	Series B	Series C	Series C	Series D	Series D	Series E	Series E	Series F	Series F	Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	65,141	$130,282	64,763	$64,763	-	-	-	$-	-	$-	240,904,713	$240,905	$45,743,672	$(61,015,187)	$(14,835,565)
Issuance of common and preferred stock - private placements									1,382	1,382	3,419,150	3,419	2,722,425		2,727,226
Issuance of common and preferred stock pursuant to debt restructuring							14,451	14,451			900,000	900	1,437,816		1,453,167
Issuance of common and preferred stock in debt restructuring									3,220	3,220			1,358,532		1,361,752
Common stock issued for loan origination fees											3,500,000	3,500	56,500		60,000
Issuance of common and preferred stock for services							8,467	8,467			66,120,000	66,120	1,934,596		2,009,183
Stock issued for interest											6,000,000	6,000	174,000		180,000
Amortization of deferred compensation into additional paid-in capital													704,722		704,722
Issuance of common and preferred stock and stock warrants for note due date extensions							4,740	4,740			51,008,325	51,008	1,051,701		1,107,449
Issuance of common stock for late payment penalties											27,326,642	27,327	420,661		447,988
Liability for warrants due to insufficient authorized shares													(50,000)		(50,000)
Buy-out of royalty rights with newly issued common stock											750,000	750	6,750		7,500
Amortization of equity investment versus deferred royalties													10,000		10,000
Net (loss)														(6,344,237)	(6,344,237)
Balance, December 31, 2009	65,141	$130,282	64,763	$64,763	-	-	27,658	$27,658	4,602	$4,602	399,928,830	$399,929	$55,571,375	$(67,359,424)	$(11,160,815)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities:
Net loss	$(6,344,237)	$(11,361,216)
Adjustments to reconcile net (loss) to net cash provided (used) by Operating Activities:
Depreciation and amortization	45,405	2,734
Stock issued for services	2,009,183	1,905,429
Stock issued for compensation	1,545,000	461,000
Stock issued for royalty rights and license fees	-	205,165
Change in inventory and receivables reserve	-	(50,000)
Extinguishment of debt	(2,012,600)	-
Amortization of deferred compensation	704,722	393,333
Stock issued for interest and financing expenses	1,365,013	4,117,871
Changes in assets and liabilities
Decrease in inventory	38,554	216,727
Decrease (Increase) in accounts receivable	(595)	356,614
Decrease (Increase) in prepaid expenses	276,184	(391,242)
(increase) Decrease Customer prepayments	(74,965)	74,965
Liability for stock to be issued	(27,621)	47,637
(Increase) Decrease in accounts payable and accrued expenses	(638,118)	1,164,424
Net Cash (Used) by Operating Activities	(3,011,489)	(2,856,559)
Cash Flows from Investing Activities:
Purchases of property and equipment	-	(7,400)
Net Cash (Used) Provided by Investing Activities	-	(7,400)
Cash Flows from Financing Activities:
Proceeds from borrowings	3,063,771	2,641,911
Repayment of loans and notes	(170,921)	(338,986)
Proceeds from issuance of common and preferred stock	-	575,000
Net Cash Provided by Financing Activities	2,892,650	2,877,925
Net Increase (Decrease) in Cash	(118,639)	13,967
Cash - beginning of year	121,009	107,042
Cash - end of year	$2,370	$121,009

Supplemental information:
Cash paid during the year for:
Interest	$6,059	$296,575
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

Schedule of non-cash investing and financing activities:	2009	2008
In consideration for services and compensation, 66,120,000 common shares and 8,467shares of Series E Convertible Preferred Stock were issued	$2,009,183
In consideration of the extension of due dates, interest, and late payment penalties on promissory notes, 84,334,967 common shares, 4,739.91shares of Series E Convertible Preferred Stock and 17,992,028 warrants were issued	$1,735,438
In consideration for loan origination fees, 3,500,000 common shares and 3,219.788 shares of Series F Convertible Preferred Stock were issued	$1,421,752
In connection with the extinguishment of royalty rights, 750,000 common shares were issued	$7,500
In connection with the restructuring of debt, 4,319,150 common shares, 14,450.6825 shares of Series E Convertible Preferred Stock and 1,382.05 shares of Series F Convertible Preferred Stock were issued	$4,516,939

In consideration for services and compensation, 33,272,588 common shares and 3,200,000 warrants were issued	$2,366,429
In consideration of the extension of due dates, interest, and late payment penalties on promissory notes, 35,817,646 common shares and 4,462,176 warrants were issued	$2,924,841
In consideration for loan origination fees, 12,055,667 common shares and 7,000,000 warrants were issued	$1,193,030

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On March 15, 2010 the Company changed its name to Inergetics, Inc. Inergetics, Inc. (the Company or "Inergetics"), formerly Millennium Biotechnologies Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium’s principal source of revenue is from sales of its nutraceutical supplements, Resurgex Select® and Resurgex Essential™ and Resurgex Essential Plus™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.

The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium.  In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium.  Such preferred shares were convertible into approximately 96% of the outstanding common stock of the Company at the time of issuance.  Under the terms of the Agreement and Plan of Reorganization, a new wholly-owned Inergetics subsidiary merged into Millennium.  For accounting purposes, the merger has been treated as an acquisition of Inergetics by Millennium, and a re-capitalization of Millennium.  The financial statements are those of the Company and its wholly-owned subsidiary Millennium on a consolidated basis.

Principles of Consolidation

The Company’s operations presently consist almost exclusively of the operations of Millennium.  The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our experience and on various assumptions we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $576 and $576 for 2009 and 2008, respectively.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $0 and $3,121 for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling Costs

Shipping costs of $39,703 and $119,411.44 are included in cost of sales. Handling costs of $52,253 and $ 69,183 are included in general and administrative expenses.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company did not issue any stock options during the years ended December 31, 2009 and 2008.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2009 and 2008.

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

Fair Value of Financial Instruments

For financial instruments including cash, prepaid expenses and other current assets, short-term debt, accounts payable and accrued expenses, it was assumed that the carrying values approximated fair value because of their short-term maturities. The fair value of long-term debt issued during the debt restructuring in November 2009 approximates the carrying value on the balance sheet and includes a discount for the value of preferred stock issued in connection with this debt.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Subsequent Events

The Company and its management have evaluated events and transactions that occurred between December 31, 2009 and the date this report is being released. There were no other events that required disclosure or recognition in the financial statements contained in this report except as disclosed in note 19.

2.  GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

The Company incurred substantial net losses for the years ended December 31, 2009 and 2008 and has accumulated a deficit of approximately $67 million at December 31, 2009. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3.  CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions which currently are insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits.

The Company provides credit in the normal course of business to customers and performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

4.  INVENTORIES

Inventories are stated at the lower of cost or market and consist of finished goods and packaging for the Company’s Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Finished Goods	$44,707	$115,179
Work-in-process	23,589	-
Packaging	3,286	3,746
	71,581	118,925
Less: Reserve for obsolescence	(55,464)	(64,254)
Total	$16,117	$54,671

5.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2009 and 2008, consisted of the following:

	2009	2008
Furniture	$46,127	$46,127
Equipment	22,445	22,445
Leasehold improvements	69,157	69,157
Subtotal	137,729	137,729
Less accumulated depreciation	(133,289)	(131,809)
Total	$4,440	$5,920

Depreciation expense charged to operations was $1,480 and $2,158 for the years ended December 31, 2009 and 2008, respectively.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accounts payable	$1,195,637	$1,548,061
Accrued interest	453,118	1,037,214
Accrued rent expense	143,469	-
Accrued salaries, bonuses and payroll taxes	298,895	505,280
Owed to officer	224,701	-
Accrued royalties	-	5,000
Accrued professional fees	48,000	48,000
Accrued minimum purchase obligations	-	115,209
	$2,363,820	$3,258,764

7.  DEBT

Short-term debt is as follows:

	December 31	December 31
	2009	2008
Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440	$4,440

Promissory note dated December 17, 2002, issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note is now due on demand and remains outstanding at December 31, 2009. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date.	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock.	30,000	30,000

Convertible promissory note originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, now due on demand. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000	25,000

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
DEBT (Continued)

Promissory note issued to an accredited investor on February 18, 2005 and originally maturing June 18, 2005, carrying interest at the rate of 12% per year. In November 2009 the note and accrued interest was converted into 216.2791 shares of Series E Convertible Preferred Stock.	-	100,000

Promissory note for $200,000 issued to an accredited investor on July 12, 2005 and maturing December 31, 2005, carrying interest at the rate of 10% per year. In November 2009 the note and accrued interest was converted into 888.89 shares of Series E Convertible Preferred Stock	-	200,000

Promissory note issued to an accredited investor on December 22, 2005, due on demand. In November 2009 the note was converted into 850 shares of Series E Convertible Preferred Stock.	-	552,237

Promissory note issued to an accredited investor on January 12, 2006, originally maturing on December 31, 2006. In November 2009 the note and accrued interest was converted into 414.28 shares of Series E Convertible Preferred Stock.	-	13,432

Twelve promissory notes issued to twelve accredited investors in May 2006, originally maturing in June 2006, now due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share. In November 2009 eight notes and accrued interest were converted into 893.12 shares of Series E Convertible Preferred Stock.	105,000	299,640

Two promissory notes issued to two accredited investors on June 29, 2006 and July 5, 2006, originally maturing August 12, 2006 and September 15, 2006, now due on demand. In November 2009 the notes and accrued interest were converted into 4,571.43 shares of Series E Convertible Preferred Stock	-	750,000

Six promissory notes issued to six accredited investors between July and September 2006, originally maturing at various dates between September 15, 2006 and January 31 2007, all of which are now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. In November 2009 one note and accrued interest was converted into 805.61 shares of Series E Convertible Preferred Stock. The other five notes remain open.	140,000	340,000

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

DEBT (Continued)

Three promissory notes issued to three accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	63,000	63,000

Five promissory notes issued to five accredited investors in October 2006, maturing on January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. One note for $15,000 has been repaid in August 2009. In November 2009 two notes and accrued interest were converted into 1,007 shares of Series E Convertible Preferred Stock. The other three notes remain open.	60,462	325,462

Three promissory notes issued to accredited investors in November and December 2006, maturing on January 31, 2007, now due on demand. In November 2009 the notes and accrued interest were converted into 385.08 shares of Series E Convertible Preferred Stock.	-	95,000

Two promissory notes issued to two accredited investors in January 2007, maturing on March 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share. In November 2009 one note and accrued interest was converted into 1,007 shares of Series E Convertible Preferred Stock. The other note remains open.	75,000	325,000

Non interest bearing advance from an outside director, repayable on demand, originally for $20,000, increased to $50,000 in August 2008 and changed into a promissory note carrying interest of 12% until November 30, 2008. In November 2009 the note and accrued interest was converted into 155.89 shares of Series E Convertible Preferred Stock.	-	50,000

Two promissory notes issued to accredited investors in March 2007, originally maturing in May and June 2007, now due on demand. The notes initially carried interest at rates between 10% and 24% per year until maturity and thereafter are subject to rates of between 14% and 28% per year. One note is convertible into common shares at the rate of $0.15 /share, and one note at a rate equal to market price for the stock at the time of conversion less 30%. One note of $30,000 has been repaid in August 2008. In November 2009 the other note and accrued interest was converted into 1,007 shares of Series E Convertible Preferred Stock
	-	250,000

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

DEBT (Continued)

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share. In November 2009 three notes and accrued interest were converted into shares of Series E Convertible Preferred Stock. The other three notes remain open.	82,000	187,000

Promissory note issued to an accredited investor on July 11, 2007, originally maturing October 11, 2007. In November 2009 the note and accrued interest was converted into shares of Series E Convertible Preferred Stock.	-	27,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $38,000.	38,000	38,000

Promissory note issued to an accredited investor in July, 2007, originally maturing December 31, 2007. In November 2009 the note and accrued interest was converted into 111.11 shares of Series E Convertible Preferred Stock.	-	25,000

Five promissory notes issued to an accredited investor in July 2007, due on demand. The notes carry interest at the rate of 10% per year.	100,000	100,000

Promissory note originally for $25,000 issued to an accredited investor in August 2007, originally due on August 15, 2008, carrying interest at 10% per year, convertible at the option of the holder into common shares at the rate of $0.15 per share. In October 2007 $15,000 was converted. In November 2009 the note and accrued interest was converted into 47.14 shares of Series E Convertible Preferred Stock.	-	10,000

In August 2007 the Company and a creditor agreed to convert $605,578 in outstanding payables into a note, repayable six months after demand for repayment has been issued. In November 2009, the creditor and the Company entered into an agreement whereby the principal amount of the note was reduced to $126,000, of which $26,000 were repaid in December 2009.	100,000	605,578

Three promissory notes issued to an accredited investor in September 2007, due on September 12, 2008, then extended to March 31, 2009. In the second quarter of 2009 the notes were deemed payable on demand. The notes carry interest at the rate of 6% per year and are convertible, at the option of the holder, into common shares at the rate of $0.25 per share. The notes had been issued pursuant to an agreement whereby the investor repaid a third-party creditor of the Company for outstanding promissory notes and accrued interest totaling the same face amount. Those notes have been cancelled. During the third quarter in 2008, $151,320 have been repaid. The balance is payable on demand.  In February 2009, $8,100 was converted into 900,000 restricted shares. In November 2009 the balance and accrued interest were folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).
	-	63,710

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

DEBT (Continued)

Promissory note for $550,000 issued to an accredited investor in November 2007, due on November 30, 2008, carrying interest at the rate of 6% per year, convertible, at the option of the holder, into common shares at the rate of $0.14 per share. In December 2008, $150,000 was repaid and the note extended to March 31, 2009. In the second quarter $50,000 interest was capitalized. In November 2009 the balance and accrued interest were converted into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).	-	400,000

Promissory note issued to an accredited investor in November 2007, originally for $200,000, due on March 31, 2008, later extended to September 1, 2009. The note carries interest at the rate of 15% per year. In June 2008, $12,500 accrued interest had been capitalized. In February 2009, $30,332 accrued interest was added to principal and the note extended to September 1, 2009. In November 2009 the balance and accrued interest were converted into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).	-	212,500

Promissory note issued to an accredited investor in November 2007, due on demand. The note carried interest at the rate of 10% per year. In November 2009 the note and accrued interest was converted into 85.71 shares of Series E Convertible Preferred Stock.	-	5,000

Promissory note issued to an accredited investor, originally due on January 26, 2008, now due on demand. The note carried interest at the rate of 18% per year which rate, at maturity increased to 24% per year. In November 2009 the note and accrued interest was converted into 82.37 shares of Series E Convertible Preferred Stock.	-	25,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, now due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000.	400,000	3,121,258

Promissory note issued to an accredited investor in March 2008, due on June 18, 2008, presently due on demand. The note carries interest at the rate of 6% per year which rate, upon default, has increased to 18% per year. In November 2009 the principal balance and accrued interest were converted into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).	-	300,000

Promissory notes for $375,000 and $300,000 issued to two accredited investors in April 2008, the first due on demand and the second originally due on March 31, 2009. In November 2009 the second note and accrued interest were converted into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).	375,000	675,000

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

DEBT (Continued)

Promissory note issued to two accredited investors in June 2008. The note carried interest at 12% per year. In November 2009 the note and accrued interest was converted into shares of Series E Convertible Preferred Stock.	-	32,000

Promissory note issued to two accredited investors in April 2008 for $40,000, due on demand. The note carried interest at 12% per year and is convertible at $0.10 per share. $20,000 had been repaid in September 2008. In November 2009 the note and accrued interest was converted into shares of Series E Convertible Preferred Stock.	-	20,000

Two promissory notes issued to two accredited investors in July 2008, one in the amount of $200,000 due on demand and the other, in the amount of $350,000 originally due on November 7, 2008. The Company has issued 1,200,000 restricted shares as loan origination fees. In November 2009 the notes and accrued interest were converted into shares of Series E Convertible Preferred Stock.	-	550,000

Six promissory notes issued to six accredited investors in September 2008, due at various dates in December 2008. The notes carry interest at 15% per year and are convertible, at the option of the holders, into common shares at market rates. In February 2009, $13,792 interest accrued on one of the notes, originally for $200,000, was added to principal and the maturity extended to September 1, 2009. During the third quarter, $45,000 was repaid against one of the notes. In November 2009 the notes and accrued interest were folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).
-	485,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, In November 2009 the note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).	-	50,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008. In November 2009 the note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).	-	25,000

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008. The face amount of the note includes $5,000 loan origination fee, and carried interest at the rate of 15% per year. In February 2009, $3,927 accrued interest have been added to principal and the maturity set at September 1, 2009. In November 2009 the note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).	-	105,000

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

DEBT (Continued)

Promissory note issued to an accredited investor in October 2008, due on December 31, 2008, presently payable on demand. The note carried interest at the rate of 15% per year. During the first quarter 2009, $117,000 had been repaid. In November 2009 the note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below).	-	156,000

Loan extended by a payroll financing company, presently showing a principal balance of $86,554. In November 2009 the loan and accrued interest was converted into 804.1 shares of Series E Convertible Preferred Stock.	-	86,554

Two promissory notes issued to two accredited investors in February 2009 for $30,000 and $15,000, maturing on May 12, 2009 and May 4, 2009, respectively. The face amounts of notes include a discount of $5,000 and $2,500, granted as interest. In November 2009 one note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below). The other note remains open, due on demand.	15,000	-

Three promissory notes issued in September 2009 to three investors, totaling $90,000. The notes are due on October 17, 2009 and carry interest at 10% per year. The company paid legal fees in connection with the issuance of these notes, amounting to $10,000 which amount was deducted from the proceeds of these notes. A portion of $15,000 had been converted into shares of Series F Convertible Preferred Stock.	75,000	-

Short-term loans advanced by an officer and a service provider, carrying no interest and due on demand.	17,063	-

Promissory note issued in October 2010, with interest paid as a lump sum amount of $1,250, due on demand.	25,000	-

Promissory note issued in December 2009, carrying interest at 12% per year, due on January 23, 2010.	50,000
Total Short Term Debt	$1,904,965	$10,952,811

Pursuant to agreements with the holders of certain promissory notes, we issued the following securities:

For interest -  6,000,000 restricted common shares, valued at $180,000;

For extension of due dates - 4,740 shares of Series E Convertible Preferred Stock and 51,008,325 restricted common shares, valued at $1,457,566;

For late payment penalties – 27,326,642 restricted common shares, valued at $447,988.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

DEBT (Continued)

Long-term debt is as follows:

	December 31 2009	December 31 2008
Twenty promissory notes, issued in November and December 2009 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share is convertible into 120,000 common shares. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. A total of 14 Units have been sold to 16 investors at a price of $100,000 per unit.	$1,472,050	$-
Less unamortized discount for stock issued with notes	(758,503)	-
Twenty-five promissory notes, issued in November and December 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1 :1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 months promissory note for $100,000, carrying interest at 12% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share is convertible into 120,000 common shares. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue.  Notes in the aggregate principal amount of $2,918,972 and accrued interest totaling $300,816 held by twelve investors were exchanged into 32 Units.
	3,219,788	-
Total Long Term Debt	$3,933,335	$-

Private Placement of Units and Debt Restructure

On November 10, 2009, Millennium Biotechnologies Group, Inc. (the “Company”), along with its wholly-owned subsidiary, Millennium Biotechnologies, Inc. (the “Subsidiary”), raised $1,382,050 from the sale of 14 units (the “Units”), each Unit consisting of a Senior Secured 12% thirty month $100,000 Note (a “Unit Note”) and 100 shares of the Company’s Series F convertible preferred stock (the “Series F Preferred”) in a private placement ( the “Private Placement”). The proceeds were allocated between the senior secured notes and the Series F preferred stock based on their relative fair values.

It also converted a total of approximately $3,220,000 of outstanding debt into an aggregate of 32.2 Units. The issuance of these securities was part of the Company’s restructuring plan, and the securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  As a result of this transaction, the Company has recognized a loss on debt extinguishment based on the fair value of the incremental Series F Preferred shares on a converted basis to common shares totaling approximately $3.9 mil.

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

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

DEBT (Continued)

Tripoint Global Equities LLC acted as the placement agent and received fees equal to 10% of the gross proceeds from the sale of Units. It also received shares of Series E Preferred Stock (“discussed below”) that convert into an amount of the Company’s common stock equal to 10% of the number of shares of the Company’s common stock issuable upon conversion of the Series F Preferred Stock.

On November 10, 2009, as part of the debt restructuring plan the Company also exchanged $4,352,120 of its debt into an aggregate of approximately 22,014.96 shares of the Company’s Series E Preferred stock (the “Series E Preferred”), which will convert into 220,149,600 common shares, and extinguished debt to three creditors as discussed below.  The Company has recorded a gain of approximately $5.9 million as a result of the these transactions based on the difference between fair value of the equity given and the carrying value of the notes.

Each share of Series E Preferred automatically will convert into 10,000 shares of the Company’s common stock when the certificate of incorporation to increase the authorized shares of common stock is effected.

On November 11, 2009, the Company also issued an aggregate of 64,521,500 shares of its common stock to certain individuals and entities, primarily for consulting services rendered to the Company. These persons and entities included the three first position secured creditors.

The restructuring of debt resulted in a net gain to the Company of $2,012,600, comprised of the following:

Debt converted into Series E Convertible Preferred Stock, net of value of stock issued	$2,192,876
Debt extinguishment for three creditors, net of cash payments and expense reimbursements totaling
$260,000 and stock purchase warrants issued and valued at $89,667	3,683,470
Less value of Series F Convertible Preferred Stock issued in connection with the issuance of new debt	(3,863,746)
Total net gain from debt restructuring	$2,012,600

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

8.  INCOME TAX

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions and does not believe it has any uncertain tax positions.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2009 and December 31, 2008 consolidated balance sheets.

Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate	(34.0)%
State Income Tax, Net of Federal Benefit	(5.94)%
Effective Income Tax Rate	(39.94)%
Effect on valuation allowance	39.94%
Effective Income Tax Rate	0.0%

As of December 31, 2009, the Company has net operating loss carry forwards of approximately $47,600,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2029.  Net operating loss carry forwards expire starting in 2024 through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2009	2008
Deferred tax asset	14,300,000	15,663,000
Less: Valuation Allowance	(14,300,000)	(15,663,000)
Net Deferred Tax Assets	$-	$-

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

9.  EMPLOYMENT AGREEMENTS

Pursuant to an amended and restated employment agreement, Mark C. Mirken is employed as the President and Chief Executive Officer of the Company and Millennium.  The Agreement terminates on November 1, 2014; provided, Mr. Mirken has the right to extend the term of employment for two additional years.  Pursuant to the Agreement, Mr. Mirken currently receives a base annual salary of $306,000 per year.  In addition, during the term of the Agreement, in the event that annual gross revenues exceed $15 million, Mr. Mirken is entitled to receive an annual bonus equal to .5% of the gross revenues.  Such bonus increases to 1.0% if the gross margin percentage is 30%, 1.75% if it is 35% and 2.5% if it is 45%. Mr. Mirken also received Performance Shares (see below).  Pursuant to the Agreement Mr. Mirken also is entitled to a gross-up of his base salary to create a neutral tax impact for the issuance of any shares or options to him under the Agreement.  Mr. Mirken also receives a $2,000 per month automobile reimbursement and standard benefits available to other executive officers.

The Agreement terminates upon Mr. Mirken’s death and may be terminated at the option of the Company as a result of Mr. Mirken’s disability or for “cause” as defined in the Agreement.  Mr. Mirken has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. Mirken’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. Mirken is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. Mirken terminates the Agreement for “good reason”, the Company shall pay to Mr. Mirken his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Mirken as of the date of the termination.  The Agreement also provides for Mr. Mirken is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without “cause” or by Mr. Mirken for “good reason”.

Pursuant to an amended and restated employment agreement, Carl Germano is employed as the Chief Science Officer of Millennium.  The Agreement terminates on November 1, 2014; provided, Mr. Germano has the right to extend the term of employment for two additional years.  Pursuant to the Agreement, Mr. Germano currently receives a base annual salary of $150,000 per year which increases to $200,000 per year in the event (a) the Company's annual revenues exceed $15,000,000; (b) the Company enters into a licensing agreement with an unrelated third party where the minimum upfront licensing fee is no less than $3,000,000; or (c) the Company achieves two quarters of positive cash flow.  In addition, during the term of the Agreement, Mr. Germano is entitled to receive an annual bonus at the discretion of the Company.  Mr. Germano also received 114.1667 E Preferred (which subsequently converted into 1,441,667 shares of Common Stock) and Performance Shares (see below).   Mr. Germano also receives a $2,000 per month automobile reimbursement and standard benefits available to other executive officers.

The Agreement terminates upon Mr. Germano’s death and may be terminated at the option of the Company as a result of Mr. Germano’s disability or for “cause” as defined in the Agreement.  Mr. Germano has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. Germano’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. Germano is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. Germano terminates the Agreement for “good reason”, the Company shall pay to Mr. Germano his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Germano as of the date of the termination.  The Agreement also provides for Mr. Germano is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without “cause” or by Mr. Germano for “good reason”.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

10.  CAPITAL STOCK

a)	Series B, C, D Convertible Preferred Stock

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

a.1)	Voting Rights

The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote.

a.2)	Dividend Restrictions

No cash dividends may be declared or paid on the Company’s common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock.  No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding.

a.3 )	Other information is summarized as follows:

	Convertible Series B	Cumulative Series C		Convertible Series D
Number of common shares to be issued upon conversion of each preferred share	10	None		641.215
Redemption price and involuntary liquidation value per preferred shares (if redeemed, ranking would be Convertible Series D then , Convertible Series B then Cumulative Series C)	$2.00	$10.00	(1)	$1.00

(1)	Plus any dividend in arrears.

Because the Series B preferred stock had mandatory redemption requirements at the time of its issuance (which are no longer applicable), these shares are stated at redemption value.  Series B shares are stated at par value.

b)	Series E Convertible Preferred Stock

b.1)	Authorized Number

Fifty Thousand (50,000) of the authorized shares of Preferred Stock are hereby designated “Series E Convertible Preferred Stock” par value $1.00 per share (“E Preferred”).

b.2)	Designation

The rights, preferences, privileges, restrictions and other matters relating to E Preferred, as filed with the Secretary of State, Delaware,  are as follows:

 (1)           Dividends.  The shares of E Preferred shall not bear any dividends.

(2)           Distribution of Assets Upon Liquidation.  In the event the Company shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, each holder of shares of E Preferred, shall be able to share ratably in the proceeds available along with the holders of shares of Common Stock on an as converted basis (meaning for these purposes, that each share of E Preferred shall have rights equivalent to the number of shares of Common Stock into which such E Preferred is convertible).

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

CAPITAL STOCK (continued)

(3)           Voting Rights.  Each holder of outstanding shares of E Preferred shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the share of E Preferred held by such holder would then be convertible assuming a sufficient number of shares of Common Stock were then authorized and available for issuance, at each meeting of the stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration (including without limitation, any matter voted on together with the holders of Common Stock).  Except as provided by law, by any of the provisions contained herein or by the provisions establishing any other series of stock, holders of E Preferred shall vote together with the holders of Common Stock as a single class.

(4)           Mandatory Conversion of E Preferred.     As of the date of issuance, the Company had an insufficient number of shares of Common Stock authorized and unreserved to permit conversion of all E Preferred and F Preferred.  Sufficiently increasing the number of authorized shares of Common Stock requires the approval of Stockholders owning a majority of the issued and outstanding shares of the Company (the “Stockholder Approval”).  Upon Stockholder Approval and the filing of an amendment to the Certificate of Incorporation effecting the increase in authorized shares, all of the shares of E Preferred shall be automatically converted into shares of Common Stock at the Conversion Rate (as defined below) then in effect (a "Mandatory Conversion").  The “Conversion Rate” is 10,000 shares of Common Stock for each share of E Preferred, subject to adjustment as set forth in subsection “c” below, on the terms and conditions set forth in this Section I.B(4).  Stockholder Approval was obtained on March 12, 2010 and the certificate of amendment was filed on March 15, 2010.  As a result, all issued and outstanding shares of E Preferred converted into shares of common stock on March 15, 2010 at the rate of 10,000 shares of common stock for each share of E Preferred.

(5)           Adjustments of Conversion Rate

           If the number of shares of Common Stock outstanding at any time after the date hereof is increased by a stock dividend payable in shares of Common Stock or by a subdivision or split-up of shares of Common Stock, then on the date such payment is made or such change is effective, the Conversion Rate of the E Preferred shall be increased so that the number of shares of Common Stock issuable on conversion of any shares of the E Preferred shall be increased in proportion to such increase of outstanding shares.

           If the number of shares of Common Stock outstanding at any time after the date hereof is decreased by a combination of the outstanding shares of Common Stock, then on the effective date of such combination, the Conversion Rate for each share of E Preferred shall be decreased so that the number of shares of Common Stock issuable on conversion of shares of the E Preferred shall be decreased in proportion to such decrease in outstanding shares.

          In the case of the consolidation or merger of the Company with or into another person (other than a consolidation or merger pursuant to which the holders of the outstanding voting securities of the Company immediately prior to such consolidation or merger hold equity securities representing a majority of the voting power of the Company or surviving entity immediately following such consolidation or merger), on the effective date of such consolidation or merger (the “Effective Date”), the Conversion Rate and/or the securities to be received upon conversion of each share of E Preferred shall be adjusted so the number of shares of stock and other securities and property (including cash) to which such holder of E Preferred would have been entitled upon the Effective Date as if the Holder had converted the E Preferred immediately prior thereto.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

CAPITAL STOCK (continued)

c)	Series F Convertible Preferred Stock

c.1) Authorized Number

Ten Thousand (10,000) of the authorized shares of Preferred Stock are hereby designated “Series F Convertible Preferred Stock” par value $1.00 per share (“F Preferred”).

c.2)  Designation

The rights, preferences, privileges, restrictions and other matters relating to F Preferred, as filed with the Secretary of State, Delaware, are as follows:

(1)           Dividends.  The shares of F Preferred shall not bear any dividends.

(2)           Distribution of Assets Upon Liquidation.  In the event the Company shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, each holder of shares of F Preferred, shall be able to share ratably in the proceeds available along with the holders of shares of Common Stock on an as converted basis (meaning for these purposes, that each share of F Preferred shall have rights equivalent to the number of shares of Common Stock into which such F Preferred is convertible).

(3)           Voting Rights.  (a)  Each holder of outstanding shares of F Preferred shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the share of F Preferred held by such holder would then be convertible assuming a sufficient number of shares of Common Stock were then authorized and available for issuance, at each meeting of the stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration (including without limitation, any matter voted on together with the holders of Common Stock).  Except as provided by law, by any of the provisions contained herein or by the provisions establishing any other series of stock, holders of F Preferred shall vote together with the holders of Common Stock as a single class.

 (b)  Until such time as the Company has achieved annual EBITDA (as defined in the agreement) of at least $10,000,000, the consent of a majority of the holders of the outstanding shares of F Preferred, voting as a separate class, shall be required to approve: (i) any offer, sale, designation or issuance of any security senior to or pari passu with the F Preferred; (ii) the repurchase or redemption of capital stock of the Company (except from employees at cost upon termination); (iii) any increase or decrease in the number of authorized shares of Common Stock or Preferred Stock (other than as described in subparagraph “c” below); (iv) any amendment to the Certificate of Incorporation or other governing documents of the Company (other than as described in subparagraph “c” below); (v) any alteration or change to the rights, preferences or privileges of the F Preferred, by merger, consolidation or otherwise; (vi) the entry into the sale or exclusive license of all or substantially all the assets of the Company, mergers, consolidations, other business combinations, recapitalizations and liquidations; (vii) any acquisition of the stock or assets of any other entity; (viii) any dividends or distributions on the Company’s capital stock;  and (ix) the expansion into any new businesses.  The foregoing will apply to any subsidiary or controlled affiliate of the Company.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

CAPITAL STOCK (continued)

(c)           Notwithstanding subparagraph “b” above, the consent of a majority of the holders of the outstanding shares of F Preferred voting as a separate class shall not be required to amend the Certificate of Incorporation to: (i) increase the number of authorized shares of Common Stock in order for the Company to reserve, inter alia, the shares required for issuance upon conversion of the F Preferred and E Preferred; (ii) reverse split the shares of the Company’s currently outstanding Common Stock; or (iii) change the name of the Company.

(4)           Conversion of F Preferred.  At the option of the holder, at any time commencing on or after the Stockholder approval and filing of this Certificate of Designations or from time to time, thereafter each share of F Preferred may be converted into fully paid and non-assessable shares of the Company’s Common Stock at the rate of 120,000 shares of Common Stock for each share of F Preferred, subject to adjustment as set forth in 4.2 below.

(a)           Mandatory Conversion.  At any time, upon (i) the written consent of the holders of a majority of the outstanding F Preferred; or (ii) at such time as the Company, as determined by its Board of Directors, has achieved annual EBITDA of at least $10,000,000, all of the shares of F Preferred shall be automatically converted into shares of Common Stock at the Conversion Rate then in effect (a "Mandatory Conversion"); provided, in no event shall the Company require a Mandatory Conversion until such time as there is a sufficient number of authorized but unissued shares of Common Stock available for issuance upon conversion of all of the issued and outstanding shares of F Preferred.

(b)           Adjustments of Conversion Rate.

               If the number of shares of Common Stock outstanding at any time after the date hereof is increased by a stock dividend payable in shares of Common Stock or by a subdivision or split-up of shares of Common Stock, then on the date such payment is made or such change is effective, the Conversion Rate of the F Preferred shall be increased so that the number of shares of Common Stock issuable on conversion of any shares of the F Preferred shall be increased in proportion to such increase of outstanding shares.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

CAPITAL STOCK (continued)

               If the number of shares of Common Stock outstanding at any time after the date hereof is decreased by a combination of the outstanding shares of Common Stock, then on the effective date of such combination, the Conversion Rate for each share of F Preferred shall be decreased so that the number of shares of Common Stock issuable on conversion of shares of the F Preferred shall be decreased in proportion to such decrease in outstanding shares.

              In the case of the consolidation or merger of the Company with or into another person (other than a consolidation or merger pursuant to which the holders of the outstanding voting securities of the Company immediately prior to such consolidation or merger hold equity securities representing a majority of the voting power of the Company or surviving entity immediately following such consolidation or merger), on the effective date of such consolidation or merger (the “Effective Date”), the Conversion Rate and/or the securities to be received upon conversion of each share of F Preferred shall be adjusted so the number of shares of stock and other securities and property (including cash) to which such holder of F Preferred would have been entitled upon the Effective Date as if the Holder had converted the F Preferred immediately prior thereto.

d)        Common Stock

The Company is authorized to issue up to 2,000,000,000 common shares pursuant to a vote of the shareholders on March 12, 2010 (see Item 4 of our report on Form 10-K for the year ended December 31, 2009).

e) Stock Purchase Warrants

Information regarding the Company’s stock warrants for fiscal years ended December 31, 2009 and 2008 is as follows

	December 31, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding - beginning of year	51,014,147	$0.22	38,446,356		$0.28
Warrants exercised	-		-		-
Warrants granted	17,992,028	0.06	13,631,326		0.14
Warrants expired	17,674,170	0.40	1,063,535		0.20
Warrants outstanding - end of year	51,332,005	$0.10	51,014,147		$0.22

Warrants price range at end of year	$0.001 - $0.75	$0.10 - $0.75

Warrants price for exercised shares				$
Warrants available for grant at end of year	N/A	N/A	N/A		N/A

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The weighted exercise price and weighted fair value of warrants granted by the Company for years ended 2009 and 2008, are as follows:

	December 31, 2009		December 31, 2008
	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of warrants granted during the year whose exercise price exceeded fair market value at the date of grant	$0.20	$0.01	$0.14	$0.07

Weighted average of warrants granted during the year whose exercise price was equal or lower than fair market value at the date of grant	$0.001	$0.01	$0.10	$0.14

The following table summarizes information about fixed-price  warrants outstanding at December 31, 2009.

Range of Exercise Prices	Number Outstanding at December 31, 2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	12,992,028	34 Mo’s	$0.001	12,992,028	$0.001
$0.10	24,262,574	12 Mo’s	$0.10	24,262,574	$0.10
$0.12 – 0.20	11,902,403	59 Mo’s	$0.17	11,902,403	$0.17
$0.25 – 0.75	2,175,000	14.Mo’s	$0.39	2,175,000	$0.39
	51,332,005			51,332,005

11.  STOCK BASED COMPENSATION

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

The granting of the following Company stock options was not under a formal stock option plan.

Information regarding the Company’s stock options for fiscal years ended December 31, 2009 and 2008 is as follows:

	December 31, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	6,469,000	$0.46	8,569,000	$0.35
Options expired	-		2,100,000	0.01
Options granted	-		-
Options cancelled	-		-
Options outstanding - end of year	6,469,000	$0.46	6,469,000	$0.46

Stock price at end of year	$0.01		$0.02

There were no stock options which expired during the fiscal year ended December 31, 2009.  Stock options to purchase a total of 2,100,000 shares of common stock at a weighted average exercise price of $0.01 per share expired during the fiscal year ended December 31, 2008.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

STOCK BASED COMPENSATION, Continued

	December 31, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Option price range for exercised shares	N/A	N/A	N/A	N/A
Options available for grant at end of year	N/A	N/A	N/A	N/A

There were no options granted buy the Company during the years ended December 31, 2009 and 2008.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

STOCK BASED COMPENSATION , Continued

The following table summarizes information about fixed-price stock options  outstanding at December 31, 2009.

Range of Exercise Prices	Number Outstanding at December 31, 2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.25 – 0.75	6,469,000	11.Mo’s	$0.46	6,469,000	$0.46
	6,469,000			6,469,000

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

As part of the debt restructuring discussed in “ Note 7., in November 2009, we granted management an aggregate of 15,500 shares of E Preferred (the “Performance Shares”), which represented such number of E Preferred that are convertible into common stock equal to 10% of the fully diluted common shares following December 15, 2009, the final closing date (the “Final Closing Date”) of the Private Placement.  Pursuant to these management grants, Mark C. Mirken received 12,150 shares of E Preferred, Frank Guarino received 1,500 shares of E Preferred and Carl Germano received 1,500 shares of E Preferred.  All of the foregoing shares of E Preferred automatically converted into shares of Common Stock on March 15, 2010 at the rate of 10,000 shares of Common Stock for each share of E Preferred.  In the event that the gross revenue of our subsidiary, Millennium Biotechnologies, Inc., for the 13 month period immediately following the Final Closing Date (the “Target Period”) is less than $15 million (the “Target Revenue”), the number of Performance Shares shall be reduced by 10% for each $1 million under the Target Revenue and such number of reduced Performance Shares shall be issue to the purchasers of the Units in the Private Placement based upon the percentage of Units purchased by each such purchaser.  The Target Period shall commence when we and/or our subsidiary have received at least $1,000,000 in working capital from any sources including from the net proceeds of the Private Placement.  The right to so reduce and reallocate any portion of the Performance Shares is dependent on the Target Period commencing within 60 days of the Final Closing Date.  Notwithstanding any of the foregoing, the Performance Shares shall not be reduced by more than 50% of the total Performance Shares issued.

During 2009, we also issued restricted stock awards to certain employers and directors, as follows:

Carl Germano was issued 750,000 common shares pursuant to a royalty waiver issued in 2008, and 300,000 common shares for special services performed.

Benjamin Custodio received $40,000 in cash compensation he also received 200 shares of E Preferred which converted into 2,000,000 common shares, as a director’s fee.

Michael C. James received 100 shares of E Preferred which converted into 1,000,000 common shares, as a director’s fee.

Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was $1,580,000 and $284,000 in 2009 and 2008, respectively.

12.  OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

In October 2001 the Company entered into a lease for 4,558 square feet of office space located in basking Ridge, New Jersey. In October 2007 the Company extended its lease commitment for an additional 5 years commencing in December 2007, with an annual right to renew or cancel.  The terms of the lease provide for a rental fee of $10,635 per month, plus an allocated portion of certain operating expenses.  The lease is personally guaranteed by the Company’s former Chairman of the Board of Directors and former Chief Executive Officer Jerry E. Swon. In December 2007 the Company sublet a portion of the premises to a sub-tenant (“Sub-tenant 1”). Under the terms of the sub-lease, as amended, Sub-tenant 1 pays a rent of $4,000 per month.  Sub-tenant 1 ended its sublease on August 2009 and a second sub-tenant (“Sub-tenant 2”) took over the sublease.  Sub-tenant 2 subleased the space for $7,000 per month from August 2009 to present. In December 2009, the Company relocated its operations to a new facility in Paramus, New Jersey, and entered into a three-year lease for 1,724 square feet of office space, at a monthly rent of $2,299 plus $251 for utilities. To reduce the carrying cost of the Basking Ridge, NJ lease, the Company negotiated an informal agreement with a third sub-tenant (“Sub-tenant 3”) who will occupy these facilities in April 2010, along with the above Sub-tenant 2, paying approximately $6,440 per month.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

OPERATING LEASE COMMITMENTS, Continued

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2009:

Year Ending December 31,
2010	155,000
2011	171,000
2012	38,000
Total minimum payments required	$364,000

Net rent expense for the Company under operating leases for the years ended December 31, 2009 and 2008 was $82,972 and $90,353, respectively.

Total amount include leases in Basking Ridge, NJ and Paramus, NJ for 2010-2011.  In 2012, the amount only include lease in Paramus, NJ.

Millennium is currently engaged in a sublease at the Basking Ridge office.  There are two sub-tenants at the Basking Ridge, NJ premise.  The first sub-tenant pays a monthly rent of $7,000.  The second sub-tenant will begin payment of $6,440 per month in May 2010.

13.  NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures
In August 2009, guidance on the measurement of liabilities at fair value was issued. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. We adopted the guidance in 2009, and there was no material impact on our consolidated financial statements or related footnotes.

Derivatives and Hedging
In March 2008, the FASB issued authoritative guidance for enhanced disclosures for derivative instruments, including those used in hedging activities. Effective January 1, 2009, we adopted the guidance. The adoption of the guidance did not have any impact on our consolidated financial statements or related footnotes.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. Under the guidance, non-software components of tangible products and certain software components of tangible products have been removed from the scope of existing software revenue recognition guidance and will be recognized in a manner similar for other tangible products. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In December 2009, FASB issued authoritative guidance, which changes the consolidation model for variable interest entities (VIEs). The standard requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of the guidance on our results of operations and financial position.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

14.  RELATED PARTY TRANSACTIONS

In May 2009, the current holders of an aggregate of $ principal amount of senior debt secured by the assets of the Company (“Senior Secured Notes”) threatened foreclose on the Senior Secured Notes as a result of the Company’s default under the terms of the Senior Secured Notes.  The perfected first lien and security interest securing the Senior Secured Notes were superior to all other liens, claims, judgments and other security interests in the Company.   In May, 2009, a group of three investors, including Ken Sadowsky, a director of the Company, Leon Frenkel and Seahorse Enterprises (collectively, the “Creditor Investors”), purchased all of the Senior Secured Notes. By purchasing the Notes, the Creditor Investors relieved the Company of the difficulties associated with the previous holders of the Senior Secured Notes and the threat of immediate foreclosure.  Also, the Creditor Investors provided an additional $924,000 in financing to the Company, enabling the Company to fund the manufacturing and production of products to fulfill outstanding key customer purchase orders.   In November 2009, the Creditor Investors converted all of the above debt into 32.2 Units in the Private Placement (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” in Part II above).  The E Preferred converted into  shares of Common Stock on March 15, 2010.

As part of the debt restructuring discussed in “ Note 7., in November 2009, we granted management an aggregate of 15,500 shares of E Preferred (the “Performance Shares”), which represented such number of E Preferred that are convertible into common stock equal to 10% of the fully diluted common shares following December 15, 2009, the final closing date (the “Final Closing Date”) of the Private Placement.  Pursuant to these management grants, Mark C. Mirken received 12,150 shares of E Preferred, Frank Guarino received 1,500 shares of E Preferred and Carl Germano received 1,500 shares of E Preferred.  All of the foregoing shares of E Preferred automatically converted into shares of Common Stock on March 15, 2010 at the rate of 10,000 shares of Common Stock for each share of E Preferred.  In the event that the gross revenue of our subsidiary, Millennium Biotechnologies, Inc., for the 13 month period immediately following the Final Closing Date (the “Target Period”) is less than $15 million (the “Target Revenue”), the number of Performance Shares shall be reduced by 10% for each $1 million under the Target Revenue and such number of reduced Performance Shares shall be issue to the purchasers of the Units in the Private Placement based upon the percentage of Units purchased by each such purchaser.  The Target Period shall commence when we and/or our subsidiary have received at least $1,000,000 in working capital from any sources including from the net proceeds of the Private Placement.  The right to so reduce and reallocate any portion of the Performance Shares is dependent on the Target Period commencing within 60 days of the Final Closing Date.  Notwithstanding any of the foregoing, the Performance Shares shall not be reduced by more than 50% of the total Performance Shares issued.

During 2009, we also issued restricted stock awards to certain officers and directors, as follows:

Carl Germano was issued 750,000 common shares pursuant to a royalty waiver issued in 2008, and 300,000 common shares for special services performed.

Benjamin Custodio received $40,000 in cash compensation he also received 200 shares of E Preferred which converted into 2,000,000 common shares, as a director’s fee.

Michael C. James received 100 shares of E Preferred which converted into 1,000,000 common shares, as a director’s fee.  In addition, in 2010, Mr. James purchased one Unit (100 shares of F Preferred and a Unit Note in the principal amount of $100,000) for $100,000.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

15.  CONVERTIBLE NOTES

At December 31, 2009, the Company had an aggregate of $570,462 payable in twenty convertible notes of which $30,000 bear interest at 8% per annum, $130,000 at 10% per annum, $82,000 at 12% per annum, and $328,462 bear interest at 14% per annum. The terms of the Company’s convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.  The convertible notes are included in Note 7: Debt.  In comparison, at December 31, 2008 the Company had an aggregate of $5,307,244 payable in twenty-two (22) convertible notes of which $463,710 bear interest at 6% per annum, $30,000 at 8% per annum, $648,072 at 10% per annum, $807,000 bear interest at 12% per annum, $1,898,462 bear interest at 14% per annum, $485,000 bear interest at 15% per annum, $725,000 bear interest at 18% per annum and, $250,000 bear interest at 24% per annum. The terms of the Company’s convertible notes generally provide that the holder of the note is entitled, at its option at any time on or before the maturity date, to convert all or a portion of the principal amount into shares of common stock of the Company at a fixed price. The holding period for the shares would be one year from the funding of the convertible note.

The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date).  Because the Company’s convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued.  During the years ended December 31, 2009 and 2008, interest expense of $0 and $720,904 respectively, was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

16.  MAJOR VENDORS AND CUSTOMERS ADD DISCLOSURE FOR MAJOR CUSTOMER

For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of one vendor.

17.  COMMITMENTS

In August 2009, the Company entered into an agreement with a provider of outsourced sales and marketing solutions (the “Service Provider”) in which the Company has prepaid $166,667 for future services and must maintain a prepayment balance of $250,000 through the term of the agreement (three years).  In addition the Company must pay a performance fee of 25% of the gross proceeds, as defined, on all sales transactions during the term of the agreement up to $2,000,000 of payments.  These payments are exclusively related to the Service Provider’s performance as defined in the contract services agreement between the Company and the Service Provider.

18.  LITIGATION

All legal matters contained within this Note to the Financial Statement are reserved on the Company’s balance sheet as a liability as of December 31, 2009.

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

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

LITIGATION (continued)

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,112 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.  Millennium Biotechnologies, Inc. has not responded to this claim as of April 7, 2010.

Robert Half International vs. Millennium Biotechnologies, Inc. filed on September 30, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County.  Robert Half International claims a total of $18,507 plus costs and fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

Growthink Inc. vs. Millennium Biotechnologies, Inc. filed on June 15, 2009 in the Superior Court of New Jersey, Law Division, Somerset-Special Civil Part, Case #DC-004225-09.  Growthink Inc. claims a total of $7,941.04 plus cost and attorney fees based upon Millennium Biotechnologies, Inc. failure to pay the plaintiff for the reasonable value of goods sold and delivered and/or services rendered by the plaintiff to the defendant.

19.  SUBSEQUENT EVENTS

On March 13, 2010, the Company’s stockholders authorized the amendment to the Company’s amended and restated certificate of incorporation to change the Company’s name to Inergetics, Inc. and increase the number of authorized shares of common stock to two billion.  The amendment to the amended and restated certificate of incorporation was filed on March 15, 2010, at which time the Company’s name changed to Inergetics and all outstanding shares of E Preferred automatically converted into common stock at the ratio of 10,000 shares of common stock for every share of E Preferred.

