Form 10-Q
period 2010-03-31
INERGETICS INC
filed 2010-05-24
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number 0-3338

INERGETICS, INC.
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
Yes ☐   No ☐

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
Yes ☐ No ☒

As of May 21, 2010, 399,928,831 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, 49,358 shares of Series E Convertible Preferred Stock, $1.00 par value and 4,717 shares of Series F Convertible Preferred Stock, $1.00 par value, were outstanding.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)

INDEX
		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets - March 31, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations - Three months ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	7 – 21

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Submission of Matters to a Vote of Securities Holders	27

Item 5	Other Information	27

Item 6	Exhibits	27

SIGNATURES		29

PART I  - Item 1
INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$1,757	$2,370
Accounts receivable	2,875	561
Miscellaneous receivable	-	40,000
Inventories, net	48,113	16,117
Prepaid contract sales	41,667	166,667
Prepaid expenses	139,213	29,199
Total Current Assets	233,625	254,914
Property and equipment, net	4,070	4,440
Patents, net	6,526	6,670
Deposits	18,352	18,352
Total Assets	$262,573	$284,376
Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$2,537,508	$2,363,820
Obligations to be settled in stock	4,100,071	3,193,071
Put Warrant liabilities	50,000	50,000
Short-term debt	1,854,965	1,904,965
Total Current Liabilities	8,542,544	7,511,856
Long-term debt, net of unamortized debt discount	4,292,447	3,933,335
Total Liabilities	12,834,991	11,445,191

Stockholders’ Deficit
Preferred stock, par value $1:
Convertible Series B, 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, 0 shares issued and outstanding	-	-
Convertible Series E, 27,658 shares issued and outstanding	27,658	27,658
Convertible Series F, 4,602 shares issued and outstanding	4,602	4,602
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 399,928,831 shares	399,929	399,929
Additional paid-in capital	55,188,466	55,571,375
Accumulated Deficit	(68,388,118)	(67,359,424)
Total Stockholders’ (Deficit)	(12,572,418)	(11,160,815)

Total Liabilities and Stockholders’ (Deficit)	$262,573	$284,376
The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Total Revenues	$108,632	$132,359
Cost of Goods Sold	67,995	67,762
Gross Profit	40,637	64,597

Research and development cost	13,611	224
Selling, general & administrative expenses	792,404	730,105
Total operating expenses	806,015	730,329

Loss from Operations	(765,378)	(665,732)

Other Income (Expense)
Miscellaneous income	66,740	-
Amortization of debt discount	(93,203)
Interest and financing cost, net	(236,853)	(605,874)
Total Other Income (Expense)	(263,316)	(605,874)
Loss before Provision for Income taxes	(1,028,694)	(1,271,606)

Provision for Income Taxes	-	-

Net Loss	$(1,028,694)	$(1,271,606)
Net Loss per Common Share Basic & Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic & Diluted	399,928,831	253,936,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(1,028,694)	$(1,271,606)
Adjustments to Reconcile Net Loss to Net Cash used by Operations
Depreciation and amortization	514	514
Adjustment to Inventory Reserve	(48,385)
Amortization of Debt Discount	93,203
Equity securities issued for interest & financing expense	-	331,432
Amortization of deferred compensation	-	98,333
Changes in Assets and Liabilities
Accounts receivable	37,686	12,041
Inventories	16,389	46,616
Prepaid expenses	14,986	164,696
Accounts payable and accrued expenses	378,688	412,435
Net Cash Used by Operating Activities	(535,613)	(205,539)

Net Cash Used by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	585,000	167,500
Repayment of loans and notes payable	(50,000)	(117,000)
Issuance of common stock	-	75,000
Net Cash Provided by Financing Activities	535,000	125,500

Net Decrease in Cash	(613)	(80,039)
Cash at beginning of period	2,370	121,009
Cash at end of period	$1,757	$40,970

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$2,250	$6,273
Income Taxes	$-	$-

	For the Three Months Ended March 31,
	2010	2009

Schedule of non-cash investing and financing activities:
Stock issued in conjuction with Notes Payable “Debt Discount”	$319,091	$-
For accrued interest, 6,000,000 shares were issued	$-	$180,000
For late payment penalties, 204,500 shares were issued	$-	$6,135
For prior periods’ late payment penalties, 2,884,000 shares were issued	$-	$82,520
For prior periods’ stock subscriptions, 1,919,150 shares were issued	$-	$191,915
For prior periods’ loan origination fees, 2,000,000 shares were issued	$-	$30,000
For conversion of convertible debt, 900,000 shares were issued	$-	$8,100
For prior periods’ consulting, 750,000 shares were issued	$-	$73,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and the cash flows for the three months ended March 31, 2010 and 2009,  have been included.

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

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Patents

Patents are capitalized and amortized over 240 months.  Amortization expense was $144 and $144 for the three months ended March 31, 2010 and 2009, respectively.

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

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising expense was $449 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Stock-Based Awards

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company did not issue any stock options during the year ended December 31, 2009 and period ended March 31, 2010.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2010.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the three months ended March 31, 2010 and 2009, therefore the basic and diluted weighted average common shares outstanding were the same.

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

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.  The Company has been operating with negative cash flows for the past 10 years.

The Company incurred substantial net losses for the three months ended March 31, 2010 and years ended December 31, 2009 and 2008 and has accumulated a deficit of approximately $68 million at March 31, 2010. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3.  CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to certain federal limitations.

The Company provides credit in the normal course of business to customers located throughout the U. S.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.  PREPAID EXPENSES

Prepaid expenses totaled $180,880 at March 31, 2010, and include $41,667 prepayments to suppliers, $3,935 prepaid insurance and $135,278 unamortized prepayments to service providers.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories consist of the following:
	March 31,	December 31,
	2010	2009
Work in Process	$23,589	$23,589
Finished Goods	28,317	44,706
Packaging	3,286	3,286
	55,192	71,581
Less: Reserve for losses	(7,079)	(55,464)
Total	$48,113	$16,117

6.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, consists of the following:
	March 31,	December 31,
	2010	2009
Furniture	$46,127	$46,127
Equipment	22,445	22,445
Leasehold improvements	69,157	69,157
Subtotal	137,729	137,729
Less accumulated depreciation	(133,659)	(133,289)
Total	$4,070	$4,440

Depreciation expense charged to operations was $370 and $370 for the three months ended March 31, 2010 and 2009, respectively.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	March 31,	December 31,
	2010	2009
Accounts payable	$1,277,294	$1,195,637
Accrued interest	647,424	453,118
Accrued rent expense	113,469	143,469
Accrued salaries, bonuses and payroll taxes	333,689	298,895
Owed to officer	116,632	224,701
Accrued professional fees	49,000	48,000

	$2,537,508	$2,363,820

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  DEBT

Short-term debt is as follows:
	March 31	December 31
	2010	2009
Cash advances by two accredited investors, due on demand, non-interest bearing.	$4,440	$4,440

Promissory note dated December 17, 2002, issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note is now due on demand and remains outstanding at March 31, 2010. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date.	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock.	30,000	30,000

Convertible promissory note originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, now due on demand. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000	25,000

Twelve promissory notes issued to twelve accredited investors in May 2006, originally maturing in June 2006, now due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share. In November 2009 eight notes and accrued interest were converted into 893.12 shares of Series E Convertible Preferred Stock.	105,000	105,000

Six promissory notes issued to six accredited investors between July and September 2006, originally maturing at various dates between September 15, 2006 and January 31 2007, all of which are now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. In November 2009 one note and accrued interest was converted into 805.61 shares of Series E Convertible Preferred Stock. The other five notes remain open.	140,000	140,000

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

Three promissory notes issued to three accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	63,000	63,000

Five promissory notes issued to five accredited investors in October 2006, maturing on January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. One note for $15,000 has been repaid in August 2009. In November 2009 two notes and accrued interest were converted into 1,007 shares of Series E Convertible Preferred Stock. The other three notes remain open.	60,462	60,462

Two promissory notes issued to two accredited investors in January 2007, maturing on March 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share. In November 2009 one note and accrued interest was converted into 1,007 shares of Series E Convertible Preferred Stock. The other note remains open.	75,000	75,000

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share. In November 2009 three notes and accrued interest were converted into shares of Series E Convertible Preferred Stock. The other three notes remain open.	82,000	82,000

Revolving non-interest bearing loan by an accredited investor. The loan presently has an outstanding balance of $38,000 and is due on demand.	38,000	38,000

Five promissory notes issued to an accredited investor in July 2007, due on demand. The notes carry interest at the rate of 10% per year.	100,000	100,000

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

In August 2007 the Company and a creditor agreed to convert $605,578 in outstanding payables into a note, repayable six months after demand for repayment has been issued. In November 2009, the creditor and the Company entered into an agreement whereby the principal amount of the note was reduced to $126,000, of which $26,000 were repaid in December 2009. This note is now in default.	100,000	100,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, now due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year. This note is now in default.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000. A second installment was due but not paid in March 2010. The Company is currently negotiating an equity conversion with the service provider in order to satisfy the balance of this note. Note is currently due on demand.	400,000	400,000

Promissory notes for $375,000 and $300,000 issued to two accredited investors in April 2008, the first due on demand and the second originally due on March 31, 2009. In November 2009 the second note and accrued interest were converted into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below). This note is now due on demand.	375,000	375,000

Two promissory notes issued to two accredited investors in February 2009 for $30,000 and $15,000, maturing on May 12, 2009 and May 4, 2009, respectively. The face amounts of notes include a discount of $5,000 and $2,500, granted as interest. In November 2009 one note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see further below). The other note remains open, due on demand.	15,000	15,000

Three promissory notes issued in September 2009 to three investors, totaling $90,000. The notes are due on October 17, 2009 and carry interest at 10% per year. The company paid legal fees in connection with the issuance of these notes, amounting to $10,000 which amount was deducted from the proceeds of these notes. A portion of $15,000 had been converted into shares of Series F Convertible Preferred Stock. The remaining balance is due on demand as of March 31, 2010.	75,000	75,000

Short-term loans advanced by an officer and a service provider, carrying no interest and due on demand.	17,063	17,063

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

Promissory note issued in October 2009, with interest paid as a lump sum amount of $1,250, due on demand.	25,000	25,000

Promissory note issued in December 2009, carrying interest at 12% per year, due on January 23, 2010. The note was repaid in February 2010.	-	50,000

Total Short Term Debt	$1,854,965	$1,904,965

Long-term debt is as follows:
	March 31 2010	December 31 2009
Seventeen promissory notes, issued in November and December 2009 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share is convertible into 120,000 common shares. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. A total of approximately 14 Units have been sold to 16 investors at a price of $100,000 per unit.	$1,472,050	$1,472,050
Less unamortized discount for stock issued with notes	(679,374)	(758,503)

Six promissory notes, issued in the first quarter 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share is convertible into 120,000 common shares. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. A total of approximately 6 Units have been sold to 6 investors at a price of $100,000 per unit.	$585,000	-
Less unamortized discount for stock issued with notes	(305,017)	-

Twenty-five promissory notes, issued in November and December 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1 :1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 month promissory note for $100,000, carrying interest at 12% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share is convertible into 120,000 common shares. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue.  Notes in the aggregate principal amount of $2,918,972 and accrued interest totaling $300,816 held by twelve investors were exchanged into 32 Units.
	3,219,788	3,219,788
Total Long Term Debt	$4,292,447	$3,933,335

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

Private Placement of Units and Debt Restructure

On November 10, 2009, Inergetics, Inc. f/k/a Millennium Biotechnologies Group, Inc. (the “Company”), along with its wholly-owned subsidiary, Millennium Biotechnologies, Inc. (the “Subsidiary”), raised $1,382,050 from the sale of 14 units (the “Units”).  In December 2009 raised an additional $90,000 from the sale of 3 Units, and during the first quarter in 2010 raised additional $585,000 from the sale of 6 Units.  Each Unit consisting of a Senior Secured 12% thirty month $100,000 Note (a “Unit Note”) and 100 shares of the Company’s Series F convertible preferred stock (the “Series F Preferred”) in a private placement ( the “Private Placement”). The proceeds were allocated between the senior secured notes and the Series F preferred stock based on their relative fair values.

In November 2009 the Company also converted a total of approximately $3,220,000 of outstanding debt into an aggregate of 32.2 Units. The issuance of these securities was part of the Company’s restructuring plan, and the securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  As a result of this transaction, the Company has recognized a loss on debt extinguishment based on the fair value of the incremental Series F Preferred shares on a converted basis to common shares totaling approximately $3.9 million.

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

Each share of Series E Preferred automatically converted into 10,000 shares of the Company’s common stock when the certificate of incorporation to increase the authorized shares of common stock is effected.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  OPERATING LEASE COMMITMENTS

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

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2009:

Year Ending December 31,
2010	116,250
2011	171,000
2012	38,000
Total minimum payments required	$325,250

Net rent expense for the Company under operating leases for the quarters ended March 31, 2010 and 2009 was $4,335 and $13,271, respectively.

Total amount include leases in Basking Ridge, NJ and Paramus, NJ for 2010-2011.  In 2012, the amount due pursuant to the table immediately above only includes payments due related to the  lease in Paramus, NJ.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  RELATED PARTY TRANSACTIONS

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

The Agreement terminates upon Mr. Mirken’s death and may be terminated at the option of the Company as a result of Mr. Mirken’s disability or for “cause” as defined in the Agreement.  Mr. Mirken has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. Mirken’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. Mirken is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. Mirken terminates the Agreement for “good reason”, the Company shall pay to Mr. Mirken his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Mirken as of the date of the termination.  The Agreement also provides for Mr. Mirken is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without (“cause”) or by Mr. Mirken for (“good reason”).

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

The Agreement terminates upon Mr. Germano’s death and may be terminated at the option of the Company as a result of Mr. Germano’s disability or for “cause” as defined in the Agreement.  Mr. Germano has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. Germano’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. Germano is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. Germano terminates the Agreement for “good reason”, the Company shall pay to Mr. Germano his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Germano as of the date of the termination.  The Agreement also provides for Mr. Germano is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without cause or by Mr. Germano for good reason.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS (Continued)

In May 2009, the current holders of an aggregate of $884,968 principal amount of senior debt secured by the assets of the Company (“Senior Secured Notes”) threatened to foreclose on the Senior Secured Notes as a result of the Company’s default under the terms of the Senior Secured Notes.  The perfected first lien and security interest securing the Senior Secured Notes were superior to all other liens, claims, judgments and other security interests in the Company.   In May, 2009, a group of three investors, including Ken Sadowsky, a director of the Company, Leon Frenkel and Seahorse Enterprises (collectively, the “Creditor Investors”), purchased all of the Senior Secured Notes. By purchasing the Notes, the Creditor Investors relieved the Company of the difficulties associated with the previous holders of the Senior Secured Notes and the threat of immediate foreclosure.  Also, the Creditor Investors provided an additional $924,000 in financing to the Company, enabling the Company to fund the manufacturing and production of products to fulfill outstanding key customer purchase orders.   In November 2009, the Creditor Investors converted all of the above debt into 32.2 Units in the Private Placement.  The E Preferred converted into  shares of Common Stock on March 15, 2010.

As part of the debt restructuring discussed in November 2009, we granted management an aggregate of 15,500 shares of E Preferred (the “Performance Shares”), which represented such number of E Preferred that are convertible into common stock equal to 10% of the fully diluted common shares following December 15, 2009, the final closing date (the “Final Closing Date”) of the Private Placement.  Pursuant to these management grants, Mark C. Mirken received 12,150 shares of E Preferred, Frank Guarino received 1,500 shares of E Preferred and Carl Germano received 1,500 shares of E Preferred.  All of the foregoing shares of E Preferred automatically converted into shares of Common Stock on March 15, 2010 at the rate of 10,000 shares of Common Stock for each share of E Preferred.  In the event that the gross revenue of our subsidiary, Millennium Biotechnologies, Inc., for the 12 month period immediately following the Final Closing Date (the “Target Period”) is less than $15 million (the “Target Revenue”), the number of Performance Shares shall be reduced by 10% for each $1 million under the Target Revenue and such number of reduced Performance Shares shall be issue to the purchasers of the Units in the Private Placement based upon the percentage of Units purchased by each such purchaser.  The Target Period shall commence when we and/or our subsidiary have received at least $1,000,000 in working capital from any sources including from the net proceeds of the Private Placement.  The right to so reduce and reallocate any portion of the Performance Shares is dependent on the Target Period commencing within 60 days of the Final Closing Date.  Notwithstanding any of the foregoing, the Performance Shares shall not be reduced by more than 50% of the total Performance Shares issued.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS

Effective May 4, 2010, the Company executed a Broker Sales and Distribution Agreement (“Agreement”) with Windmill Health Products, LLC (Windmill) whereas Inergetics, Inc. has conditionally granted Windmill the exclusive rights to sell the Company’s “Surgex kit” and “Surgex RTD” (Ready to Drink) products to all agreed upon Classes of Trade and within agreed upon Territories.

Windmill must achieve specific minimum sales goals of $5 Million, $8 Million and $10 Million during the first three years of the Agreement, respectively. Failure to do so gives the Company the option to terminate the agreement.

Classes of Trade include: Direct Media, Direct Mail, Food, Drug, Mass Market, GNC, Vitamin World, Vitamin Shoppe, Domestic and International Sports Nutrition Distributors and International customers upon approval of the Company.

Territories include: USA, North America and International markets approved by the Company.

Windmill will serve as a broker for sales and distribution for the agreed upon products in exchange for a commission of 10% on all Inergetics’ product sales. All sales prices shall be determined solely by the Company.

12.  CONTINGENCIES

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

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,112 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.  Millennium Biotechnologies, Inc. has not responded to this claim as of May 19, 2010.

Robert Half International vs. Millennium Biotechnologies, Inc. filed on September 30, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County.  Robert Half International claims a total of $18,507 plus costs and fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINGENCIES (Continued)

Growthink Inc. vs. Millennium Biotechnologies, Inc. filed on June 15, 2009 in the Superior Court of New Jersey, Law Division, Somerset-Special Civil Part, Case #DC-004225-09.  Growthink Inc. claims a total of $7,941 plus cost and attorney fees based upon Millennium Biotechnologies, Inc. failure to pay the plaintiff for the reasonable value of goods sold and delivered and/or services rendered by the plaintiff to the defendant.  On April 5, 2010, there was a levy on Millennium’s bank account in the amount of $1,032.

All contingencies have been accrued as a liability on the Company’s balance sheet as of March 31, 2010.

13.  SUBSEQUENT EVENTS

As of April 20, 2010, the Company received notices from the holders of a majority of the issued and outstanding shares of its Series F Convertible Preferred Stock (the “Series F”) directing the Company to convert all outstanding shares of Series F into Company Common Stock pursuant to Section II.B.(4)(a) of the Certificate of Designation of Rights, Preferences and Limitations of Series E Convertible Preferred Stock and Series F Convertible Preferred Stock of the Company.  Accordingly, as of April 20, 2010, all 5,571.838 issued and outstanding shares of Series F automatically converted into an aggregate of 668,620,560 shares  of Common Stock.

On May 5, 2010, the Company received notice that its symbol on the OTC Bulletin Board will change, effective at the open of business on May 6, 2010, from MBTG to NRTI.

14.  CONCENTRATIONS

Total revenue for the three month period ended March 31, 2010 was $108,632.  $89,599 or 82% of the total revenue was derived from one customer Ferring Pharmaceutical, Inc. which is the Canadian division of Ferring, Inc. international pharmaceutical company based in Sweden.  Ferring Inc. grosses approximately one billion dollars per year in annual revenue.

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

Results of Operations for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2010:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, and Resurgex Select® for the quarter ended March 31, 2010 totaled $108,632, a decrease of 18% from the quarter ended March 31, 2009 which totaled $132,359.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2010 amounted to $40,637 for a 37% gross margin. Gross profits decreased $23,960 or 37% for the quarter ended March 31, 2010 compared to $64,597 for the year ended March 31, 2009.  The decrease in gross profits is a result of 18% lower revenue and lower price points to customers in order to attract larger clients in the long-term care market.

After deducting research and development costs of $13,611 and selling, general and administrative expenses of $792,404, which included $298,717 in non-cash outlays in the form of restricted stock and warrants issued for professional fees, interest and compensation, the Company realized an operating loss of $765,378 for the quarter ended March 31, 2010.  Operating losses of $765,378 increased $99,646 or 15% as compared to the first quarter of 2009 operating loss of $665,732.  Non-operating expenses totaled $263,316 for the quarter ended March 31, 2010 a decrease of 57% or $342,558 as compared to $605,874 for the quarter ended March 31, 2009.  The decrease in non-operating expenses of $342,558 was primarily due to a decrease of $369,021 in interest and financing expense which occurred as a result of the debt restructuring which occurred in November 2009.

The net result for the quarter ended March 31, 2010 was a loss of $1,028,694 or $0.00 per share, compared to a loss of $1,271,606 or $0.01 per share for the first quarter of 2009.  The net loss for the first quarter of 2010 decreased by $242,912 or 19% as compared to the first quarter of 2010   Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.  The Company has been operating with negative cash flows for the past 10 years.

The Company incurred substantial net losses for the three months ended March 31, 2010 and years ended December 31, 2009 and 2008 and has accumulated a deficit of approximately $68 million at March 31, 2010. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the first quarter of 2010, the Company obtained new equity capital from the issuance of promissory notes that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $585,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital showing a deficit of $8,308,919.  During the first quarter of 2010 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

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

Between June 2009 and March 2010, the Company contacted most of its debtholders offering them E Preferred Stock in exchange for their debt.  E Preferred Stock was offered rather than Common Stock because the Company did not have a sufficient number of shares of Common Stock authorized but unissued for the anticipated Debt Transaction.  E Preferred Stock was automatically convertible into Common Stock at the rate of one share of E Preferred Stock for 10,000 shares of Common Stock if and when the Company amended its certificate of incorporation to sufficiently increase its authorized shares to, inter alia, provide for a sufficient amount of Common Stock for the Debt Transaction at the Conversion Rate.  The certificate of incorporation was so amended on March 15, 2010, at which time all outstanding shares of E Preferred converted into Common Stock at the Conversion Ratio.  A total of 22 debt holders converted an aggregate of $4,352,120 of debt pursuant to the Debt Transaction between June 2009 and March 31, 2010.

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

After the initial closing of the Private Placement, the Company continues to offer Units on the same terms as those in the Private Placement pursuant to a second (continuation) private offering that will terminate on or before June 30, 2010.  In December 2009 the Company raised an additional $90,000 from the sale of 0.90 Units in under the continuation offering.  As of March 31, 2010, the Company raised an additional $585,000 form the sale of 5.85 Units under the continued offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the March 31, 2010, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of March 31, 2010, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2010:

•
Material weakness: The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements.

•	Significant deficiencies:
o	Inadequate segregation of duties
o	Untimely account reconciliations

Nevertheless, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this periodic report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,112 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.  Millennium Biotechnologies, Inc. has not responded to this claim as of May 19, 2010.

Robert Half International vs. Millennium Biotechnologies, Inc. filed on September 30, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County.  Robert Half International claims a total of $18,507 plus costs and fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

Growthink Inc. vs. Millennium Biotechnologies, Inc. filed on June 15, 2009 in the Superior Court of New Jersey, Law Division, Somerset-Special Civil Part, Case #DC-004225-09.  Growthink Inc. claims a total of $7,941.04 plus cost and attorney fees based upon Millennium Biotechnologies, Inc. failure to pay the plaintiff for the reasonable value of goods sold and delivered and/or services rendered by the plaintiff to the defendant.  On April 5, 2010, there was a levy on Millennium’s bank account in the amount of $1,031.50.

Item 1A  Risk Factors

Does not apply to smaller reporting company filing on Condensed Form 10Q.

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

We have not issued any unregistered equity securities during the quarter, however, we have entered into agreements that call for the issuance of the following securities:

(i)    5.85 units, each unit comprised of a promissory note for $100,000 and 100 shares of Series F Preferred Stock, convertible at the rate of 120,000 common shares for every one share of F-stock, to four individuals, one of which is a director of the Company and one corporate investor, resulting in the receipt by the Company of $585,000. These funds were used for working capital and general corporate services.

(ii)   1,000 shares of Series E Preferred Stock, convertible at the rate of 10,000 common shares for every one share of E-stock, and 10,000,000 common shares, to four consultants for business and financial advisory services.

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

b)  Reports on Form 8-K:

On March 12, 2010 the Company filed a report on Form 8-K, informing about the appointment of a new director.

On March 18, 2010 the Company filed a report on Form 8-K informing about the results of a vote of stockholders during a Special Meeting of Stockholders held on March 12, 2010. A majority of stockholders entitled to vote approved (i) an increase in the number of authorized common shares from 400,000,000 to 2,000,000,000; (ii) a possible reverse stock split; (iii) a change in the Company’s name to Inergetics, Inc.

On April 27, 2010, the Company filed a report on Form 8-K informing that the Company filed a new trademark application with the US Patent and Trademark Office for the “BLACK OPS” mark.  The Trademark Office has assigned serial number 85/024032.  The management cannot comment, at this time, as to the purpose or use of this Trademark subject to the Trademark Office approval and/or comments.

On April 28, 2010, the Company filed a report on Form 8-K informing that Company received notices from the holders of a majority of the issued and outstanding shares of its Series F Convertible Preferred Stock (the “Series F”) directing the Company to convert all outstanding shares of Series F into Company Common Stock pursuant to Section II.B.(4)(a) of the Certificate of Designation of Rights, Preferences and Limitations of Series E Convertible Preferred Stock and Series F Convertible Preferred Stock of the Company.  Accordingly, as of April 20, 2010, all 5,571.838 issued and outstanding shares of Series F automatically converted into an aggregate of 668,620,560 shares  of Common Stock.

On May 4, 2010 the Company filed a report on Form 8-K informing that effective May 4, 2010, the Company executed a Broker Sales and Distribution Agreement (“Agreement”) with Windmill Health Products, LLC (Windmill) whereas Inergetics, Inc. has conditionally granted Windmill the exclusive rights to sell the Company’s “Surgex kit” and “Surgex RTD” (Ready to Drink) products to all agreed upon Classes of Trade and within agreed upon Territories.  Windmill must achieve specific minimum sales goals of $5 Million, $8 Million and $10 Million during the first three years of the Agreement respectively. Failure to do so gives the Company the option to terminate the agreement.  Classes of Trade include: Direct Media, Direct Mail, Food, Drug, Mass Market, GNC, Vitamin World, Vitamin Shoppe, Domestic and International Sports Nutrition Distributors and International customers upon approval of the Company.  Territories include: USA, North America and International markets approved by the Company.  Windmill will serve as a broker for sales and distribution for the agreed upon products in exchange for a commission of 10% on all Inergetics’ product sales. All sales prices shall be determined solely by the Company.

On May 5, 2010, the Company filed a report on Form 8-K informing that the Company received notice that its symbol on the OTC Bulletin Board will change, effective at the open of business on May 6, 2010, from MBTG to NRTI.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: May 24, 2010	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer
Chief Accounting Officer