Form 10-Q
period 2010-06-30
INERGETICS INC
filed 2010-08-23
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2010

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
Yes ☐ No ☒

As of August 20, 2010, 1,894,803,924 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)

INDEX
		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	- June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations
	- Three and six months ended June 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows
	- Six months ended June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	7 – 22

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4	Controls and Procedures	26

PART II - OTHER INFORMATION		27

Item 1	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Removed and Reserved	28

Item 5	Other Information	28

Item 6	Exhibits	29

SIGNATURES		30

PART I  - Item 1
INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$1,063	$2,370
Accounts receivable	3,860	561
Unit note subscriptions receivable	75,000	40,000
Inventories, net	18,923	16,117
Prepaid contract sales	-	166,667
Prepaid expenses	49,444	29,199
Total Current Assets	148,290	254,914
Property and equipment, net	3,700	4,440
Patents, net	6,382	6,670
Deposits	18,352	18,352
Total Assets	$176,724	$284,376
Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$2,557,310	$2,363,820
Obligations to be settled in stock	2,877,833	3,193,071
Put Warrant liabilities	-	50,000
Short-term debt	1,445,462	1,904,965
Total Current Liabilities	6,880,605	7,511,856
Long-term debt, net of unamortized debt discount	2,746,845	3,933,335
Total Liabilities	9,627,450	11,445,191

Stockholders’ Deficit
Preferred stock, par value $1:
Convertible Series B, 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, 0 shares issued and outstanding	-	-
Convertible Series E, 0 and 27,658 shares issued and outstanding	-	27,658
Convertible Series F, 0 and 4,602 shares issued and outstanding	-	4,602
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 1,696,618,002 and 399,928,831 shares	1,696,618	399,929
Additional paid-in capital	61,484,672	55,571,375
Accumulated Deficit	(72,827,060)	(67,359,424)
Total Stockholders’ (Deficit)	(9,450,726)	(11,160,815)

Total Liabilities and Stockholders’ (Deficit)	$176,724	$284,376
The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total Revenues	$15,277	$305,056	$123,909	$437,415
Cost of Goods Sold	5,436	134,620	73,431	202,382
Gross Profit	9,841	170,436	50,478	235,033

Research and development cost	1,755	16,907	15,366	17,131
Selling, general and administrative expenses	922,723	828,823	1,715,127	1,558,928
Total operating expenses	924,478	845,730	1,730,493	1,576,059

Loss from Operations	(914,637)	(675,294)	(1,680,015)	(1,341,026)

Other Income (Expense)
Gain incurred in connection with debt restructing, net	356,100	-	356,100	-
Miscellaneous income (expense)	(23,588)	-	43,152	-
Amortization of debt discount	(146,381)	-	(239,584)
Interest and financing cost, net	(3,710,436)	(1,204,582)	(3,947,289)	(1,810,456)
Total Other Income (Expense)	(3,524,305)	(1,204,582)	(3,787,621)	(1,810,456)
Loss before Provision for Income taxes	(4,438,942)	(1,879,876)	(5,467,636)	(3,151,482)

Provision for Income Taxes	-	-	-	-

Preferred stock dividend	-	-	-	-

Net Loss	$(4,438,942)	$(1,879,876)	$(5,467,636)	$(3,151,482)
Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding Basic & Diluted	1,166,718,083	270,858,746	785,441,659	262,397,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(5,467,636)	$(3,151,482)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	1,028	1,028
Adjustment to Inventory Reserve	(48,385)	-
Amortization of Debt Discount	239,584	-
Equity securities issued for professional services	-	7,500
Equity securities issued for interest and financing
expense	3,810,510	560,081
Extinguishment of debt	(356,100)	-
Amortization of deferred compensation	-	196,666
Changes in Assets and Liabilities
Accounts receivable	(3,299)	(373,829)
Unit Note Subscriptions receivable	(35,000)	-
Inventories	45,579	10,408
Prepaid contract sales	166,667	-
Prepaid expenses	184,755	(23,707)
Prepayments received	-	66,638
Liabilities for stock to be issued	60,000	800,475
Accounts payable and accrued expenses	193,490	780,371
Net Cash Used by Operating Activities	(1,208,807)	(1,125,851)

Net Cash Used by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,282,500	1,201,500
Repayment of loans and notes payable	(75,000)	(117,000)
Issuance of common stock	-	75,000
Net Cash Provided by Financing Activities	1,207,500	1,159,500

Net Decrease in Cash	(1,307)	(33,649)
Cash at beginning of period	2,370	121,009
Cash at end of period	$1,063	$154,658

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$2,250	$6,273
Income Taxes	$-	$-

	For the Six Months Ended June 30,
	2010	2009

Schedule of non-cash investing and financing activities:
Stock issued in conjunction with Notes Payable “Debt Discount”	$769,296	$-
For accrued interest, 6,000,000 shares were issued	$-	$180,000
For late payment penalties, 204,500 shares were issued	$-	$6,135
For prior periods’ late payment penalties, 2,884,000 shares were issued	$-	$82,520
For prior periods’ stock subscriptions, 1,919,150 shares were issued	$-	$191,915
For prior periods’ loan origination fees, 2,000,000 shares were issued	$-	$30,000
For conversion of convertible debt, 900,000 shares were issued	$-	$8,100
For prior periods’ consulting, 750,000 shares were issued	$-	$73,000

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

The Company acquired Millennium on July 27, 2001, when it completed a merger with Millennium.  In the merger, new Convertible Preferred Series D stock was issued in exchange for all the outstanding stock of Millennium.  Such preferred shares were convertible into approximately 96% of the outstanding common stock of the Company at the time of issuance.  Under the terms of the Agreement and Plan of Reorganization, a new wholly-owned Inergetics subsidiary merged into Millennium.  For accounting purposes, the merger was treated as an acquisition of Inergetics by Millennium, and a re-capitalization of Millennium.  The financial statements are those of the Company and its wholly-owned subsidiary Millennium on a consolidated basis.

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

The Company incurred substantial net losses for the six months ended June 30, 2010 and 2009 and has accumulated a deficit of approximately $72 million at June 30, 2010. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The Company’s operations presently consist almost exclusively of the operations of Millennium.  The condensed consolidated financial statements include the accounts of the Company and its subsidiary.  All significant inter-company transactions and balances have been eliminated.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2010, the results of operations for the six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009, have been included.

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $288 and $288 for the six months ended June 30, 2010 and 2009, respectively.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $2,469 and $0 for the six months ended June 30, 2010 and 2009, respectively.

Stock-Based Awards

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company did not issue any stock options during the year ended December 31, 2009 and period ended June 30, 2010.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended June 30, 2010.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and six months ended June 30, 2010 and 2009, therefore the basic and diluted weighted average common shares outstanding were the same.

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

3. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s RESURGEX® and RESURGEX PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:
	June 30,	December 31,
	2010	2009
Work in Process	$1,219	$23,589
Finished Goods	21,497	44,706
Packaging	3,286	3,286
	26,002	71,581
Less: Reserve for losses	(7,079)	(55,464)
Total	$18,923	$16,117

4. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, consists of the following:
	June 30,	December 31,
	2010	2009
Furniture	$46,127	$46,127
Equipment	22,445	22,445
Leasehold improvements	69,157	69,157
Subtotal	137,729	137,729
Less accumulated depreciation	(134,029)	(133,289)
Total	$3,700	$4,440

Depreciation expense charged to operations was $740 and $740 for the six months ended June 30, 2010 and 2009, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	June 30,	December 31,
	2010	2009
Accounts payable	$1,384,697	$1,195,637
Accrued interest	560,356	453,118
Accrued rent expense	113,469	143,469
Accrued salaries, bonuses and payroll taxes	346,156	298,895
Owed to officer	116,632	224,701
Accrued professional fees	36,000	48,000

	$2,557,310	$2,363,820

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. DEBT

Short-term debt is as follows:
	June 30	December 31
	2010	2009
Cash advances by two accredited investors, due on demand, non-interest bearing, converted into common shares.	$-0-	$4,440

Promissory note dated December 17, 2002, issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum, now due on demand. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date.	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock.	30,000	30,000

Convertible promissory note originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, now due on demand. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest and due on demand.	25,000	25,000

Twelve promissory notes issued to twelve accredited investors in May 2006, originally maturing in June 2006, now due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share. In November 2009 eight notes and accrued interest were converted into 893.12 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010,	105,000	105,000

Six promissory notes issued to six accredited investors between July and September 2006, originally maturing at various dates between September 15, 2006 and January 31 2007, all of which are now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. In November 2009 one note and accrued interest was converted into 805.61 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010, The other five notes remain open.
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

Five promissory notes issued to five accredited investors in October 2006, maturing on January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. One note for $15,000 has been repaid in August 2009. In November 2009 two notes and accrued interest were converted into 1,007 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010, The other two notes remain open.
	60,462	60,462

Two promissory notes issued to two accredited investors in January 2007, maturing on March 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share. In November 2009 one note and accrued interest was converted into 1,007 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010, The other note remains open.	75,000	75,000

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share. In November 2009 three notes and accrued interest were converted into shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010, The other three notes remain open.
	82,000	82,000

Revolving non-interest bearing loan by an accredited investor. The loan was converted into common in April 2010.	-0-	38,000

Five promissory notes issued to an accredited investor in July 2007, due on demand. The notes carry interest at the rate of 10% per year. One note was converted into common stock in June 2010.	50,000	100,000

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

In August 2007 the Company and a creditor agreed to convert $605,578 in outstanding payables into a note, repayable six months after demand for repayment has been issued. In November 2009, the creditor and the Company entered into an agreement whereby the principal amount of the note was reduced to $126,000, of which $26,000 was repaid in December 2009. This note is now in default and is due on demand.	100,000	100,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, now due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year. This note is now in default.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000. A second installment was due but not paid in March 2010. The Company is currently negotiating an equity conversion with the service provider in order to satisfy the balance of this note. Note is currently due on demand.	400,000	400,000

Convertible notes for $375,000 and promissory note for $300,000 issued to two accredited investors in April 2008, the first due on demand and the second originally due on March 31, 2009. In November 2009 the second note and accrued interest were converted into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see below). The first note and accrued interest was converted into common stock on April 20, 2010.	-0-	375,000

Two promissory notes issued to two accredited investors in February 2009 for $30,000 and $15,000, maturing on May 12, 2009 and May 4, 2009, respectively. The face amounts of notes include a discount of $5,000 and $2,500, granted as interest. In November 2009 one note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see below). Each shares of Series F Convertible Preferred stock was converted into 120,000 common shares on April 20, 2010. The other note remains open, due on demand.	15,000	15,000

Three promissory notes issued in September 2009 to three investors, totaling $90,000. The notes are due on October 17, 2009 and carry interest at 10% per year. A portion ($15,000) had been converted into shares of Series F Convertible Preferred Stock. Each shares of Series F Convertible Preferred stock was converted into 120,000 common shares on April 20, 2010. The remaining balance is due on demand as of June 30, 2010.	75,000	75,000

Short-term loans advanced by an officer and a service provider, carrying no interest and due on demand. The loan was converted into common shares in 2010.	-0-	17,063

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

Promissory note issued in October 2009, with interest paid as a lump sum amount of $1,250, due on demand. The note was repaid in April 2010.	-0-	25,000

Promissory note issued in December 2009, carrying interest at 12% per year, due on January 23, 2010. The note was repaid in February 2010.	-0-	50,000

Purchase order financing note issued in May 2010, carrying interest at 24% per year and due on demand.	100,000	-0-

Total Short Term Debt	$1,445,462	$1,904,965

Long-term debt is as follows:
	June 30 2010	December 31 2009
Seventeen promissory notes, issued in November and December 2009 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Approximately 4 promissory notes converted into common stock at a price of $0.02 per common share in June 2010.	$1,037,000	$1,472,050
Less unamortized discount for stock issued with notes	(421,810)	(758,503)
Six promissory notes, issued in the first quarter 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Approximately 5 promissory notes converted into common stock at a price of $0.02 per common share in June 2010.	$50,000	-
Less unamortized discount for stock issued with notes	(22,234)	-
Seven promissory notes, issued in the second quarter 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000 carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are payable in five quarterly installments beginning 18 months after issue. Approximately 4 promissory notes converted into common stock at a price of $0.02 per common share in June 2010.	292,760
Less unamortized discount for stock issued with notes	(159,420)
Twenty-five promissory notes, issued in November and December 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1 :1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 month promissory note for $100,000, carrying interest at 12% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue.  Notes in the aggregate principal amount of $2,918,972 and accrued interest totaling $300,816 held by twelve investors were exchanged into 32 Units in November and December 2009. Approximately 13 Units converted into common stock at a price of $0.02 per common share in June 2010.
	1,970,549	3,219,788
Total Long Term Debt	$2,746,845	$3,933,335

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

Private Placement of Units and Debt Restructure

On November 10, 2009, the Company along with its wholly-owned subsidiary, Millennium Biotechnologies, Inc. (the “Subsidiary”), raised $1,382,050 from the sale of 14 units (the “Units”). In December 2009 an additional $90,000 was raised from the sale of 3 Units, and during the first quarter in 2010 additional $585,000 was raised from the sale of 6 Units. During the second quarter in 2010 an additional $697,500 was raised from the sale of 6 Units. Each Unit consists of a Senior Secured 12% thirty month $100,000 Note (a “Unit Note”) and 100 shares of the Company’s Series F convertible preferred stock (the “Series F Preferred”). The proceeds were allocated between the senior secured notes and the Series F preferred stock based on their relative fair values.

In November 2009 the Company also converted a total of approximately $3,220,000 of outstanding debt into an aggregate of 32.2 Units. In the second quarter the Company also converted approximately $98,000 of outstanding debt into an aggregate of 1 Unit. The issuance of these securities was part of the Company’s restructuring plan, and the securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  As a result of this transaction, the Company has recognized a loss on debt extinguishment based on the fair value of the incremental Series F Preferred shares on a converted basis to common shares totaling approximately $3.9 million in 2009 and $356,100 in the second quarter of 2010.

The Unit Notes have a term of 30 months and bear interest at the rate of 12% per annum. Installments of principal and interest will commence on the first business day of the calendar quarter following 18 months from issuance and quarterly thereafter on the first business day of each calendar quarter in fixed payments in the amount of $25,372 each until the maturity date, on which date any remaining principal and interest shall be due and payable in full. The Unit Notes are guaranteed by the Subsidiary and secured by a first lien and security interest in all of the assets of the Company and the Subsidiary.

Tripoint Global Equities LLC acted as the placement agent and received fees equal to 10% of the gross proceeds from the sale of Units. It also received shares of Series E Preferred Stock (“discussed below”) that convert into an amount of the Company’s common stock equal to 10% of the number of shares of the Company’s common stock issuable upon conversion of the Series F Preferred Stock.

On November 10, 2009, as part of the debt restructuring plan the Company also exchanged $4,352,120 of its debt into an aggregate of approximately 22,014.96 shares of the Company’s Series E Preferred stock (the “Series E Preferred”), which will convert into 220,149,600 common shares, and extinguished debt to three creditors as discussed below.  The Company recorded a gain of approximately $5.9 million in 2009 as a result of these transactions based on the difference between fair value of the equity given and the carrying value of the notes.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT, Continued

Each share of Series E Preferred was automatically converted into 10,000 shares of the Company’s common stock on March 15, 2010 when the certificate of incorporation to increase the authorized shares of common stock was filed. The Amendment to the Certificate of Incorporation was approved by a majority vote of stockholders at a Special Meeting of Stockholders held on March 12, 2010. The increase in authorized common shares from 400,000,000 to 2,000,000,000 triggered the conversion of the Series E Preferred into common stock.

In June 2010, the Company recognized a gain of $356,100 on the extinguishment of debt net of debt discount in the amount of $684,751. Debt holders converted $2,621,789 of principal debt plus accrued interest into common stock at a price of $0.02 per share.

7. OPERATING LEASE COMMITMENTS

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

Net rent expense for the Company under operating leases for the six months ended June 30, 2010 and 2009 was $39,317 and $34,541, respectively.

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

On July 1, 2010, the Board of directors of Company appointed Michael James, a current director, as Chief Financial Officer of the Company. Effective July 1, 2010, the Company and Millennium Biotechnologies, Inc., its wholly-owned operating subsidiary (“MBI”), entered into an employment agreement with Mr. James (the “Agreement”) pursuant to which, Mr. James is employed by MBI and the Company as Chief Financial Officer.

The Agreement continues until May 31, 2015, but can be extended for up to an additional two years by Mr. James, upon 180 days prior notice. Mr. James’s base annual salary is $200,000 per year and he is entitled to bonuses at the discretion of the Board. However, Mr. James has agreed that, until such time as the Company has sufficient cash to pay his Base Salary, payment of such Base Salary shall be deferred. He also is entitled to standard benefits, including any insurance provided to MBI executives.

The Agreement may be terminated by MBI for “cause” or for “disability” as those terms are defined in the Agreement. If Mr. James is terminated for cause, he is entitled to his base salary, bonus and any vested options granted to him, all that have accrued and are unpaid through the date of termination. If Mr. James is terminated for disability, he is entitled to his base salary for the shorter of three months or the balance of the term of the Agreement, all other compensation and benefits that are accrued and unpaid through the date of disability and all vested options which have been granted to him. The Agreement also can be terminated by Mr. James for “good reason.” “Good reason” includes (a) a sale of all or substantially all of the equity or assets of MBI, (b) a merger or consolidation of MBI with any other entity in which the shareholders of MBI own less than 51% of the stock of the controlling or surviving entity following such merger or consolidation; (c) with the exception of the completed debt restructuring plan, a “change-in-control” of MBI (as defined in the Agreement); (d) MBI's materially breaching of its covenants or undertakings under the Agreement (if not cured within 15 days after notice to MBI thereof); (e) a reduction in the nature or scope of Mr. James's titles, authorities, powers, duties, or responsibilities under the Agreement; or (f) his removal as a member of the Board of Directors of the Company or MBI, unless such removal occurs after his termination for “cause.” In the event Mr. James terminates the Agreement for good cause or MBI terminates his employment without cause, Mr. James shall be entitled to (i) his base salary through the date of the end of the Agreement term (or the end of the extension period, if applicable), (ii) any bonus that is accrued and unpaid as of the date of termination; and (iii) any options which have been granted to him as of the date of termination.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS, Continued

The Agreement contains non-compete and non-employee solicitation provisions that apply during the term of the Agreement and, if Mr. James is terminated for cause or disability, or Mr. James terminates the Agreement without good cause, an additional year after such termination. It also contains a provision prohibiting disclosure of confidential information, except in certain limited and defined circumstances.

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

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS, Continued

As part of the debt restructuring discussed in November 2009, we granted management an aggregate of 15,500 shares of E Preferred (the “Performance Shares”), which represented such number of E Preferred that are convertible into common stock equal to 10% of the fully diluted common shares following December 15, 2009, the final closing date (the “Final Closing Date”) of the Private Placement.  Pursuant to these management grants, Mark C. Mirken received 12,150 shares of E Preferred, Frank Guarino received 1,500 shares of E Preferred and Carl Germano received 1,500 shares of E Preferred.  All of the foregoing shares of E Preferred automatically converted into shares of Common Stock on March 15, 2010 at the rate of 10,000 shares of Common Stock for each share of E Preferred.  In the event that the gross revenue of our subsidiary, Millennium Biotechnologies, Inc., for the 12 month period immediately following the Final Closing Date (the “Target Period”) is less than $15 million (the “Target Revenue”), the number of Performance Shares shall be reduced by 10% for each $1 million under the Target Revenue and such number of reduced Performance Shares shall be issue to the purchasers of the Units in the Private Placement based upon the percentage of Units purchased by each such purchaser.  The Target Period shall commence when we and/or our subsidiary have received at least $1,000,000 in working capital from any sources including from the net proceeds of the Private Placement.  The right to so reduce and reallocate any portion of the Performance Shares is dependent on the Target Period commencing within 60 days of the Final Closing Date.  Notwithstanding any of the foregoing, the Performance Shares shall not be reduced by more than 50% of the total Performance Shares issued.  The $1,000,000 in working capital was not raised within the 60 days of the Final Closing Date therefore the Performance Shares shall not be reduced.

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

10.  CONTINGENCIES

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

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,112 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.   On June 2010, the two parties reached a settlement to pay $39,000.  As of June 30, 2010, $25,000 was paid off.  As of August 19, 2010, the remaining $14,000 was paid and the settlement has been resolved.

Robert Half International vs. Millennium Biotechnologies, Inc. filed on September 30, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County.  Robert Half International claims a total of $18,507 plus costs and fees based upon Millennium Biotechnologies, Inc.’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINGENCIES (Continued)

Growthink Inc. vs. Millennium Biotechnologies, Inc. filed on June 15, 2009 in the Superior Court of New Jersey, Law Division, Somerset-Special Civil Part, Case #DC-004225-09.  Growthink Inc. claims a total of $7,941 plus cost and attorney fees based upon Millennium Biotechnologies, Inc.’s failure to pay the plaintiff for the reasonable value of goods sold and delivered and/or services rendered by the plaintiff to the defendant.  On April 5, 2010, there was a levy on Millennium’s bank account in the amount of $1,032.  On June 15, 2010, there was a levy on Millennium’s bank account in the amount of $282.

All contingencies have been accrued as a liability on the Company’s balance sheet as of June 30, 2010.

11.  CONCENTRATIONS

Total revenue for the six month period ended June 30, 2010 was $123,909.  $89,599 or 72% of the total revenue was derived from one customer Ferring Pharmaceutical, Inc. which is the Canadian division of Ferring, Inc. international pharmaceutical company based in Sweden.  Ferring Inc. grosses approximately one billion dollars per year in annual revenue.

12.  SUBSEQUENT EVENTS

In August, 2010, the Company issued Secured Promissory Notes due 2012 (the “Notes”) to Pershing LLC, custodian FBO Leon Frenkel IRA, Kenneth R. Sadowsky Revocable Trust and Seahorse Enterprises LLC in the aggregate principal amount of $800,000.

The Notes bear interest at 15% per annum, and installment payments of principal and interest are payable as follows: 25% of the original principal amount and all accrued interest shall be paid on or before October 10, 2010, and thereafter, 15% of the original principal amount and all accrued interest shall be paid on or before January 10th, April 10th, July 10th and October 10th of each year until the maturity date of January 10, 2012, at which time any remaining principal amount and accrued interest is due and payable.  The Company may prepay all or any portion of the Notes.  The Notes are guaranteed by the Company’s wholly owned subsidiary, Millennium Biotechnologies, Inc. (the “Guarantor”).  A default under the Notes can be declared by Ken Sadowsky, Leon Frenkel and Seahorse Enterprises LLC, as representatives of the holders of the Notes, only upon vote or written instruction of the holders of the Notes representing a majority in dollar amount of the outstanding principal balance of all outstanding Notes.

The Company together with Ken Sadowsky, Leon Frenkel and Seahorse Enterprises LLC (the “Collateral Agents”) entered into a security agreement (the “Security Agreement”).  Pursuant to the Security Agreement and subject to the Intercreditor Agreement (discussed below), the Company’s and the Guarantor’s obligations under the Notes are secured by a first lien and security interest in substantially all of the assets of the Company and the Guarantor (the “Collateral”), other than the “Permitted Liens” as defined in the Security Agreement.  Under the Security Agreement, the Company is permitted to issue Notes up to $2,000,000 in principal amount, which include the Notes issued to date.  The Company and the Collateral Agents may amend, modify, waive or supplement provisions of the Security Agreement upon the written consent of the holders of the Notes representing the majority in dollar amount of the outstanding principal balance of all outstanding Notes.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  SUBSEQUENT EVENTS (Continued)

The Company previously issued Unit Notes (the “Unit Notes”) in the aggregate principal amount of $5,972,098 of which Unit Notes in the aggregate principal amount of $3,253,419 remain outstanding.  The Collateral Agents and the collateral agents for the Unit Notes (the “Unit Note Collateral Agents”) entered into an intercreditor agreement (the “Intercreditor Agreement”) pursuant to which the security interest in the Collateral is shared pari passu by the Collateral Agents, for its benefit and the benefit of the holders of the Notes, with the Unit Note Collateral Agents, for its benefit and the benefit of the holders of the Unit Notes.

Ken Sadowsky, Leon Frenkel and Seahorse Enterprises LLC are also the representatives of the holders of the Unit Notes and are the Unit Note Collateral Agents.  Ken Sadowsky is a director of the Company.  Leon Frenkel is the largest beneficial owner of the Company’s Common Stock and is the beneficial owner of a majority of the outstanding Unit Notes.  Ken Sadowsky and Seahorse Enterprises LLC also are holders of outstanding Unit Notes.

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

Results of Operations for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, and Resurgex Select® for the quarter ended June 30, 2010 totaled $15,277, a decrease of 95% from the quarter ended June 30, 2009 which totaled $305,056.  The primary reason for the significant decrease was due to lack of finished goods inventory available for sale in the quarter ended June 30, 2010.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2010 amounted to $9,841 for a 64% gross margin. Gross profits decreased $160,595 or 94% for the quarter ended June 30, 2010 compared to $170,436 for the quarter ended June 30, 2009.  The decrease in gross profits is a result of 72% lower revenue and lower price points to customers in order to attract larger clients in the long-term care market.

After deducting research and development costs of $1,755 and selling, general and administrative expenses of $922,723, which included $260,000 in non-cash outlays in the form of restricted stock and warrants issued for professional fees.  The Company realized an operating loss of $914,637 for the quarter ended June 30, 2010.  Operating losses of $914,637 increased $239,343 or 35% as compared to the second quarter of 2009 operating loss of $675,294.  Non-operating expenses totaled $3,524,305 for the quarter ended June 30, 2010 an increase of 193% or $2,319,723 as compared to $1,204,582 for the quarter ended June 30, 2009.  The increase in non-operating expenses of $2,319,723 was primarily due to an increase of $2,505,854 in interest and financing expense which occurred as a result of the debt restructuring which occurred in November 2009 and the conversion of the Unit Notes in June 2010.  In June 2010, the Company recognized a gain on the extinguishment of debt net of debt discount in the amount of $356,100.  Debt holders converted $2,621,789 of principal debt plus accrued interest into common stock at a price of $0.02 per share.

The net result for the quarter ended June 30, 2010 was a loss of $4,438,942 or $0.01 per share, compared to a loss of $1,879,876 or $0.01 per share for the second quarter of 2009. The net loss for the second quarter of 2010 increased by $2,559,066 or 136% as compared to the second quarter of 2009, primarily due to the lack of finished goods inventory, interest and financing costs. Management will continue to make an effort to lower operating expenses and increase revenue. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, and Resurgex Select® for the six months ended June 30, 2010 totaled $123,909, a decrease of 72% from the six months ended June 30, 2009 which totaled $437,415.  The primary reason for the significant decrease was due to lack of finished goods inventory available for six months ended June 30, 2010.

The Company’s revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the six months ended June 30, 2010 amounted to $50,478 for a 41% gross margin. Gross profits decreased $184,555 or 79% for the six months ended June 30, 2010 compared to $235,033 for the six months ended June 30, 2009.  The decrease in gross profits is a result of 72% lower revenue.

After deducting research and development costs of $15,366 and selling, general and administrative expenses of $1,715,127, which included $261,028 in non-cash outlays in the form of restricted stock and warrants issued for professional fees, interest and compensation, the Company realized an operating loss of $1,680,015 for the six months ended June 30, 2010.  Operating losses of $1,680,015 increased $338,989 or 25% as compared to the six months ended June 30, 2009 which totaled an operating loss of $1,341,026.  Non-operating expenses totaled $3,787,621 for the six months ended June 30, 2010 an increase of 109% or $1,977,165 as compared to $1,810,456 for the six months ended June 30, 2009.  The increase in non-operating expenses of $1,977,165 was primarily due to an increase of $2,136,833 in interest and financing expense which occurred as a result of the debt restructuring which occurred in November 2009 and the conversion of the Unit Notes in June 2010. In June 2010, the Company recognized a gain on the extinguishment of debt net of debt discount in the amount of $356,100.  Debt holders converted $2,621,789 of principal debt plus accrued interest into common stock at a price of $0.02 per share.

The net result for the six months ended June 30, 2010 was a loss of $5,467,636 or $0.01 per share, compared to a loss of $3,151,482 or $0.01 per share for the six months ended June 30, 2009.  The net loss for the six months ended June 30, 2010 increased by $2,316,154 or 73% as compared to the six months ended June 30, 2009 primarily due to the lack of finished goods inventory, interest and financing costs.    Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the six months ended June 30, 2010 and years ended December 31, 2009 and 2008 and has accumulated a deficit of $72,827,060 at June 30, 2010. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the six months of 2010, the Company obtained new equity capital from the issuance of promissory notes that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $1,282,500.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $6,732,315.  During the first six months of 2010 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

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

Between June 2009 and June 2010, the Company contacted most of its debtholders offering them E Preferred Stock in exchange for their debt.  E Preferred Stock was offered rather than Common Stock because the Company did not have a sufficient number of shares of Common Stock authorized but unissued for the anticipated Debt Transaction.  E Preferred Stock was automatically convertible into Common Stock at the rate of one share of E Preferred Stock for 10,000 shares of Common Stock if and when the Company amended its certificate of incorporation to sufficiently increase its authorized shares to, inter alia, provide for a sufficient amount of Common Stock for the Debt Transaction at the Conversion Rate.  The certificate of incorporation was so amended on March 12, 2010, at which time all outstanding shares of E Preferred converted into Common Stock at the Conversion Ratio.  A total of 22 debt holders converted an aggregate of $4,352,120 of debt pursuant to the Debt Transaction between June 2009 and June 30, 2010.

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

After the initial closing of the Private Placement, the Company continued to offer Units on the same terms as those in the Private Placement pursuant to a second (continuation) private offering that terminated on June 30, 2010.  In December 2009 the Company raised an additional $90,000 from the sale of 0.90 Units under the continuation offering.  As of June 30, 2010, the Company raised an additional $1,280,260 form the sale of 12.80 Units under the continued offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the June 30, 2010, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010:

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

ESI Global Logistics, Inc. vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Somerset County, Case #SOM-L-581-09.  The ESI Global Logistics, Inc. claims a total of $54,112 plus costs and reasonable attorney fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff as an air freight carrier.  The charges incurred by the plaintiff for the transfer of defendant’s product from the United States to Greece.  Millennium Biotechnologies, Inc. has not responded to this claim as of May 19, 2010.  On June 2010, the two parties reached a settlement to pay $39,000.  As of June 30, 2010, $25,000 was paid off.  As of August 19, 2010, the remaining  $14,000 was paid and the settlement has been resolved.

Robert Half International vs. Millennium Biotechnologies, Inc. filed on September 30, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County.  Robert Half International claims a total of $18,507 plus costs and fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

Growthink Inc. vs. Millennium Biotechnologies, Inc. filed on June 15, 2009 in the Superior Court of New Jersey, Law Division, Somerset-Special Civil Part, Case #DC-004225-09.  Growthink Inc. claims a total of $7,941.04 plus cost and attorney fees based upon Millennium Biotechnologies, Inc. failure to pay the plaintiff for the reasonable value of goods sold and delivered and/or services rendered by the plaintiff to the defendant.  On April 5, 2010, there was a levy on Millennium’s bank account in the amount of $1,031.50.  On June 15, 2010, there was a levy on Millennium’s ban account in the amount of $282.

Item 1A  Risk Factors

Not Applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Issuance of unregistered securities

We have issued unregistered equity securities during the six moths ended June 30, 2010. We have entered into agreements that call for the issuance of the following securities:

(i)  12.80 units, each unit comprised of a promissory note for $100,000 and 100 shares of Series F Preferred Stock, convertible at the rate of 120,000 common shares for every one share of F-stock, to four individuals, one of which is a director of the Company and one corporate investor, resulting in the receipt by the Company of $1,280,260. These funds were used for working capital and general corporate services.

(ii)  1,000 shares of Series E Preferred Stock, convertible at the rate of 10,000 common shares for every one share of E-stock, and 10,000,000 common shares, to four consultants for business and financial advisory services.

(b)  Not Applicable

(c)  Not Applicable

Item 3 Defaults Upon Senior Securities

See Note 6 to the Consolidated Financial Statements in Part I above.

Item 4 Removed and Reserved

Item 5 Other Information

- None

Item 6 a)  Exhibits

4.2	Form of Unit Note (1)

4.3	Form of Series E Preferred Stock Certificate (1)

4.4	Form of Series F Preferred Stock Certificate (1)

4.5	Amended and Restated Security Agreement (1)

4.6	Intercreditor Agreement (1)

4.7	Secured Note due 2010 (1)

4.8	Security Agreement (1)

10.8	inVentiv Subordination Agreement (1)

10.9	Second Amendment to inVentiv Security Agreements and Convertible Note (1)

10.10	inVentiv Service Agreement (1)

10.11	Michael C. James Employment Agreement (1)

31.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
40.1	Michael C. James Employment Agreement

(1)           Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: August 23, 2010	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer