Form 10-K/A
period 2009-12-31
INERGETICS INC
filed 2010-10-26
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

INERGETICS, INC.
CONTENTS

Page

Item 8.	Financial Statements and Supplementary Data	4

2

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

3

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the two years ended December 31, 2009 and Notes to Financial Statements are included at the end of this report.  Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

4

PART  IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Guarino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Frank Guarino, Chief Financial Officer pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: October 26, 2010	By:	/s/ Mark C. Mirken
Mark C. Mirken
Chief Executive Officer
(Principal Executive Officer),

Date: October 26, 2010	By:	/s/ Frank Guarino
Frank Guarino
Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Mark C. Mirken	October 26, 2010
Mark C. Mirken, Director

/s/ Benjamin Custodio	October 26, 2010
Benjamin Custodio, Director

/s/ Michael C. James	October 26, 2010
Michael C. James, Director

/s/ Kenneth Sadowsky	October 26, 2010
Kenneth Sadowsky, Director

6

Inergetics, Inc.
(f/k/a/Millennium Biotechnologies Group, Inc.)
and Subsidiary

Consolidated Financial Statements

December 31, 2009

7

Inergetics, Inc. and Subsidiary
Index to the Consolidated Financial Statements
December 31, 2009

Page
Reports of Independent Registered Public Accounting Firm	1
Financial Statements
Consolidated Balance Sheet	2
Consolidated Statements of Operations	3
Consolidated Statement of Stockholders’ Equity (Deficit)	4-5
Consolidated Statements of Cash Flows	7-8
Notes to the Consolidated Financial Statements	9-37

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
Basking Ridge, NJ 07920

We have audited the accompanying consolidated balance sheet of Millennium Biotechnologies Group, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Biotechnologies Group, Inc., as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BAGELL, JOSEPHS LEVINE & COMPANY, LLC
Marlton, New Jersey
May 4, 2009

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