Form 10-Q
period 2010-09-30
INERGETICS INC
filed 2010-11-22
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2010

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
Yes ☐ No ☒

As of November 16, 2010, 1,959,811,424 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)

INDEX
		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	- September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations
	- Three and nine months ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows
	- Nine months ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	7 – 22

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4	Controls and Procedures	26

PART II - OTHER INFORMATION		27

Item 1	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Removed and Reserved	28

Item 5	Other Information	28

Item 6	Exhibits	29

SIGNATURES		30

PART I  - Item 1
INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash	$170,465	$2,370
Accounts receivable, net	10,818	561
Unit note subscriptions receivable	-	40,000
Inventories, net	76,262	16,117
Prepaid contract sales	-	166,667
Prepaid expenses	80,323	29,199
Total Current Assets	337,868	254,914
Property and equipment, net	-	4,440
Patents, net	6,238	6,670
Deposits	23,651	18,352
Total Assets	$367,757	$284,376
Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$2,957,924	$2,363,820
Obligations to be settled in stock	2,447,326	3,193,071
Put Warrant liabilities	-	50,000
Prepayments	31,000	-
Short-term debt, net of unamortized debt discount	2,323,543	1,904,965
Total Current Liabilities	7,759,793	7,511,856
Long-term debt, net of unamortized debt discount	2,941,880	3,933,335
Total Liabilities	10,701,673	11,445,191

Stockholders’ Deficit
Preferred stock, par value $1:
Convertible Series B, 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, 0 shares issued and outstanding	-	-
Convertible Series E, 0 and 27,658 shares issued and outstanding	-	27,658
Convertible Series F, 0 and 4,602 shares issued and outstanding	-	4,602
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 1,904,803,925 and 399,928,831 shares as of September 30, 2010 and December 31, 2009, respectively	1,713,100	399,929
Additional paid-in capital	61,533,593	55,571,375
Accumulated Deficit	(73,775,654)	(67,359,424)
Total Stockholders’ (Deficit)	(10,333,916)	(11,160,815)

Total Liabilities and Stockholders’ (Deficit)	$367,757	$284,376
The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total Revenues	$9,453	$910,463	$133,362	$1,347,878
Cost of Goods Sold	5,372	615,816	78,803	818,198
	4,081	294,647	54,559	529,680

Research and development cost	8,395	12,025	23,761	29,156
Selling, general and administrative expenses	749,190	776,671	2,464,317	2,335,599
Total operating expenses	757,585	788,696	2,488,078	2,364,755

Loss from Operations	(753,504)	(494,049)	(2,433,519)	(1,835,075)

Other Income (Expense)
Gain incurred in connection with debt restructuring, net	24,429	-	380,529	-
Miscellaneous income (expense)	21,687	-	64,839	-
Amortization of debt discount	(58,724)	-	(298,308)	-
Interest and financing cost, net	(182,482)	(526,019)	(4,129,771)	(2,336,475)
Total Other Income (Expense)	(195,090)	(526,019)	(3,982,711)	(2,336,475)
Loss before Provision for Income taxes	(948,594)	(1,020,068)	(6,416,230)	(4,171,550)

Provision for Income Taxes	-	-	-	-

Net Loss	$(948,594)	$(1,020,068)	$(6,416,230)	$(4,171,550)

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	1,896,259,695	325,109,113	1,159,783,268	283,301,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(6,416,230)	$(4,171,550)
Adjustments to Reconcile Net Loss to
Net Cash used by Operations
Depreciation and amortization	1,172	1,542
Adjustment to Inventory Reserve	(48,385)	-
Amortization of Debt Discount	298,308	-

Loss on disposal of equipment	3,700	-
Securities issued for professional services	136,068	7,500
Equity securities for professional services	487,833
Equity securities issued for interest and financing expense	3,322,677	1,573,513
Extinguishment of debt	(380,529)	-
Liabilities for stock to be issued	(183,350)	(27,621)
Amortization of deferred compensation	-	295,000
Changes in Assets and Liabilities
Accounts receivable	(10,257)	(441,707)
Inventories	(11,760)	16,353
Prepaid contract sales	166,667	-
Prepaid expenses	153,876	283,090
Deposits	(5,299)	-
Prepayments	31,000	(74,965)
Accounts payable and accrued expenses	594,104	1,297,168
Net Cash Used by Operating Activities	(1,860,405)	(1,241,677)

Net Cash Used by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	2,107,500	1,281,500
Repayment of loans and notes payable	(119,000)	(175,421)
Unit Note Subscriptions receivable	40,000	-
Issuance of common stock	-	75,000
Net Cash Provided by Financing Activities	2,028,500	1,181,079

Net Increase (Decrease) in Cash	168,095	(60,598)
Cash at beginning of period	2,370	121,009
Cash at end of period	$170,465	$60,411

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$10,250	$6,273
Income Taxes	$-	$-

	For the Nine Months Ended September 30,
	2010	2009

Schedule of non-cash investing and financing activities:

Stock issued in conjunction with Notes Payable
“Debt Discount” 142,485,000 shares	$2,308,091	$-
Shares issued for conversion of convertible debt, 171,272,362[1]; 900,000[2]	$1,707,125	$8,100
For accrued interest, 6,000,000 shares were issued	$-	$180,000
For late payment penalties, 20,921,142 shares were issued	$-	$330,253
For prior periods’ late payment penalties, 2,884,000 shares were issued	$-	$82,520
For prior periods’ stock subscriptions, 1,919,150 shares were issued	$-	$191,915
For loan origination fees, 1,500,000	$-	$30,000
For prior periods’ loan origination fees, 2,000,000 shares were issued	$-	$30,000
For prior periods’ consulting, 750,000 shares were issued	$-	$73,000
For royalties settlement, 750,000	$-	$7,500
For services, 4,370,000	$-	$181,500

1 Shares issued in the nine months ended September 30, 2010
2 Shares issued in the nine months ended September 30, 2009

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

The Company incurred substantial net losses for the nine months ended September 30, 2010 and 2009 and has accumulated a deficit of approximately $74 million at September 30, 2010. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010, the results of operations for the nine months ended September 30, 2010 and 2009, and the cash flows for the nine months ended September 30, 2010 and 2009, have been included.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $432 and $432 for the nine months ended September 30, 2010 and 2009, respectively.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $4,354 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

Stock-Based Awards

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company did not issue any stock options during the year ended December 31, 2009 and the period ended September 30, 2010.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2010.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and nine months ended September 30, 2010 and 2009, therefore the basic and diluted weighted average common shares outstanding were the same.

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

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s SURGEX®, RESURGEX ESSENTIAL® and RESURGEX ESSENTIAL PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:
	September 30,	December 31,
	2010	2009
Work in Process	$17,144	$23,589
Finished Goods	41,085	44,706
Packaging	25,112	3,286
	83,341	71,581
Less: Reserve for losses	(7,079)	(55,464)
Total	$76,262	$16,117

4. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, consists of the following:
	September 30,	December 31,
	2010	2009
Furniture	$46,127	$46,127
Equipment	-	22,445
Leasehold improvements	-	69,157
Subtotal	46,127	137,729
Less accumulated depreciation	(46,127)	(133,289)
Total	$-	$4,440

Depreciation expense charged to operations was $740 and $1,110 for the nine months ended September 30, 2010 and 2009, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	September 30,	December 31,
	2010	2009
Accounts payable	$1,124,508	$1,195,637
Accrued interest	900,154	453,118
Accrued rent expense	225,158	143,469
Accrued salaries, bonuses and payroll taxes	453,923	298,895
Owed to officer	149,382	224,701
Accrued professional fees	104,799	48,000

	$2,957,924	$2,363,820

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. DEBT

Short-term debt is as follows:
	September 30,	December 31,
	2010	2009
Cash advances by two accredited investors, due on demand, non-interest bearing, converted into common shares.	$-0-	$4,440

Promissory note dated December 17, 2002, issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum, now due on demand. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock at a price equal to $.10/share of the principal if the principal and interest is not fully repaid on or before the maturity date.	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock.	30,000	30,000

Convertible promissory note originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, now due on demand. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest and due on demand.	25,000	25,000

Twelve promissory notes issued to twelve accredited investors in May 2006, originally maturing in June 2006, now due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share. In November 2009 eight notes and accrued interest were converted into 893.12 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010.	105,000	105,000

Seven promissory notes issued to six accredited investors between July and September 2006, originally maturing at various dates between September 15, 2006 and January 31 2007, all of which are now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. In November 2009 one note and accrued interest was converted into 805.61 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010. The other five notes remain open.
	165,000	140,000

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

Five promissory notes issued to five accredited investors in October 2006, maturing on January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share. One note for $15,000 has been repaid in August 2009. In November 2009 two notes and accrued interest were converted into 1,007 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010. The other two notes remain open.
	60,000	60,462

Two promissory notes issued to two accredited investors in January 2007, maturing on March 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at rates between $0.15 and $0.25 /share. In November 2009 one note and accrued interest was converted into 1,007 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010. The other note remains open.	75,000	75,000

Six promissory notes issued to five accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $0.10 /share. In November 2009 three notes and accrued interest were converted into shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010. The other three notes remain open.
	82,000	82,000

Revolving non-interest bearing loan by an accredited investor. The loan was converted into common shares in April 2010.	-0-	38,000

Five promissory notes issued to an accredited investor in July 2007, due on demand. The notes carry interest at the rate of 10% per year. One note was converted into common shares in June 2010.	50,000	100,000

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

In August 2007 the Company and a creditor agreed to convert $605,578 in outstanding payables into a note, repayable six months after demand for repayment has been issued. In November 2009, the creditor and the Company entered into an agreement whereby the principal amount of the note was reduced to $126,000, of which $26,000 was repaid in December 2009. This note is now in default and is due on demand.	100,000	100,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, now due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year. This note is now in default.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000. A second installment was due but not paid in March 2010. The Company is currently negotiating an equity conversion with the service provider in order to satisfy the balance of this note. Note is currently due on demand.	400,000	400,000

Convertible notes for $375,000 and promissory note for $300,000 issued to two accredited investors in April 2008, the first due on demand and the second originally due on March 31, 2009. In November 2009 the second note and accrued interest were converted into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see below). The first note and accrued interest was converted into common stock on April 20, 2010.	-0-	375,000

Two promissory notes issued to two accredited investors in February 2009 for $30,000 and $15,000, maturing on May 12, 2009 and May 4, 2009, respectively. The face amounts of notes include a discount of $5,000 and $2,500, granted as interest. In November 2009 one note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock (see below). Each share of Series F Convertible Preferred stock was converted into 120,000 common shares on April 20, 2010. The other note remains open, due on demand.	15,000	15,000

Three promissory notes issued in September 2009 to three investors, totaling $90,000. The notes are due on October 17, 2009 and carry interest at 10% per year. A portion ($15,000) had been converted into shares of Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred stock was converted into 120,000 common shares on April 20, 2010. The remaining balance is due on demand as of June 30, 2010.	75,000	75,000

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

Short-term loans advanced by an officer and a service provider, carrying no interest and due on demand. The loan was converted into common shares in 2010.	-0-	17,063

Promissory note issued in October 2009, with interest paid as a lump sum amount of $1,250, due on demand. The note was repaid in April 2010.	-0-	25,000

Promissory note issued in December 2009, carrying interest at 12% per year, due on January 23, 2010. The note was repaid in February 2010.	-0-	50,000

Purchase order financing note issued in May 2010, carrying interest at 24% per year and due on demand	100,000	-0-

Promissory note issued in March 2009, carrying interest at 15% per year	33,000	-0-

Promissory note issued in July 2009, carrying interest at 36% per year	16,600	-0-

Promissory note issued in September 2010, carrying interest at 7% per year.	61,930	-0-

Short Term Portion of Long Term Debt	742,013	-0-

Total Short Term Debt	$2,323,543	$1,904,965

Long-term debt is as follows:
	September 30, 2010	December 31, 2009
Seventeen promissory notes, issued in November and December 2009 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Approximately 4 promissory notes converted into common stock at a price of $0.02 per common share in June 2010.	$1,037,000	$1,472,050
Less unamortized discount for stock issued with notes	(364,860)	(758,503)

Six promissory notes, issued in the first quarter 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Approximately 5 promissory notes converted into common stock at a price of $0.02 per common share in June 2010.	$50,000	-0-
Less unamortized discount for stock issued with notes	(19,483)	-0-

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT (Continued)

Seven promissory notes, issued in the second quarter 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000 carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are payable in five quarterly installments beginning 18 months after issue. Approximately 4 promissory notes converted into common stock at a price of $0.02 per common share in June 2010.	292,760	-0-

Less unamortized discount for stock issued with notes	(107,073)	-0-

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
	1,970,549	3,219,788
Four promissory notes, issued in August 2010. The Notes bear interest at 15% per annum and installment payments of principal and interest are payable as follows: 25% of the original principal amount and all accrued interest shall be paid on or before October 10, 2010, and thereafter, 15% of the original principal and interest shall be paid on or before January 10th, April 10th , July 10th and October 10th of each year until the maturity date of January 10, 2012.	825,000	-0-
Short Term Portion of Long Term Debt	(742,013)	-0-

Total Long Term Debt	$2,941,880	$3,933,335

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

In November 2009 the Company also converted a total of approximately $3,220,000 of outstanding debt into an aggregate of 32.2 Units. In the second quarter the Company also converted approximately $98,000 of outstanding debt into an aggregate of 1 Unit. The issuance of these securities was part of the Company’s restructuring plan, and the securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. As a result of this transaction, the Company has recognized a loss on debt extinguishment based on the fair value of the incremental Series F Preferred shares on a converted basis to common shares totaling approximately $3.9 million in 2009. Debt holders converted $2,621,789 of principal debt plus accrued interest into common stock at a price of $0.02 per share, resulting in a gain on debt extinguishment of $380,529 in 2010.

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

In August, 2010, the Company issued Secured Promissory Notes due 2012 (the “Notes”) to Pershing LLC, custodian FBO Leon Frenkel IRA, Kenneth R. Sadowsky Revocable Trust and Seahorse Enterprises LLC in the aggregate principal amount of $825,000.

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

Net rent expense for the Company under operating leases for the nine months ended September 30, 2010 and 2009 was $87,395 and $66,447, respectively.

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

The Agreement terminates upon Mr. Mirken’s death and may be terminated at the option of the Company as a result of Mr. Mirken’s disability or for “cause” as defined in the Agreement.  Mr. Mirken has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. Mirken’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. Mirken is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. Mirken terminates the Agreement for “good reason”, the Company shall pay to Mr. Mirken his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Mirken as of the date of the termination.  The Agreement also provides for Mr. Mirken is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without (“cause”) or by Mr. Mirken for good reason.

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

As part of the debt restructuring discussed in November 2009, we granted management an aggregate of 15,500 shares of E Preferred (the “Performance Shares”), which represented such number of E Preferred that are convertible into common stock equal to 10% of the fully diluted common shares following December 15, 2009, the final closing date (the “Final Closing Date”) of the Private Placement.  Pursuant to these management grants, Mark C. Mirken received 12,150 shares of E Preferred, Frank Guarino received 1,500 shares of E Preferred and Carl Germano received 1,500 shares of E Preferred.  All of the foregoing shares of E Preferred automatically converted into shares of Common Stock on March 15, 2010 at the rate of 10,000 shares of Common Stock for each share of E Preferred.  In the event that the gross revenue of our subsidiary, Millennium Biotechnologies, Inc., for the 12 month period immediately following the Final Closing Date (the “Target Period”) is less than $15 million (the “Target Revenue”), the number of Performance Shares shall be reduced by 10% for each $1 million under the Target Revenue and such number of reduced Performance Shares shall be issue to the purchasers of the Units in the Private Placement based upon the percentage of Units purchased by each such purchaser.  The Target Period was to commence when we and/or our subsidiary had received at least $1,000,000 in working capital from any sources including from the net proceeds of the Private Placement.  The right to so reduce and reallocate any portion of the Performance Shares is dependent on the Target Period commencing within 60 days of the Final Closing Date.  Notwithstanding any of the foregoing, the Performance Shares would not be reduced by more than 50% of the total Performance Shares issued.  The $1,000,000 in working capital was not raised within the 60 days of the Final Closing Date therefore the Performance Shares were not reduced.

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

All contingencies have been accrued as a liability on the Company’s balance sheet as of September 30, 2010.

11.  CONCENTRATIONS

Total revenue for the nine month period ended September 30, 2010 was $133,362.  $89,599 or 67% of the total revenue was derived from one customer Ferring Pharmaceutical, Inc. which is the Canadian division of Ferring, Inc. international pharmaceutical company based in Sweden.  Ferring Inc. grosses approximately one billion dollars per year in annual revenue.

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

Results of Operations for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, and Resurgex Select® for the quarter ended September 30, 2010 totaled $9,453, a decrease of 99% from the quarter ended September 30, 2009 which totaled $910,463.  The primary reason for the significant decrease was due to lack of sales to our Greek distributor for the quarter ended September 30, 2010.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended September 30, 2010 amounted to $4,081 for a 43% gross margin. Gross profits decreased $290,566 or 99% for the quarter ended September 30, 2010 compared to $294,647 for the quarter ended September 30, 2009.  The decrease in gross profits is a result of 99% lower revenue due to economic conditions in the country of Greece.

After deducting research and development costs of $8,395 and selling, general and administrative expenses of $749,190, the Company realized an operating loss of $753,504 for the quarter ended September 30, 2010.  Operating losses of $753,504 increased $259,455 or 53% as compared to the third quarter of 2009 operating loss of $494,049.  Non-operating expenses totaled $195,090 for the quarter ended September 30, 2010 an decrease of 63% or $330,929 as compared to $526,019 for the quarter ended September 30, 2009.  The decrease in non-operating expenses of $330,929 was primarily due to an decrease of $343,537 in interest and financing expense which occurred as a result of the debt restructuring which occurred in November 2009 and the conversion of the Unit Notes in June 2010.  In September 2010, the Company recognized a gain on the extinguishment of debt net of debt discount in the amount of $24,429.

The net result for the quarter ended September 30, 2010 was a loss of $948,594 or $0.00 per share, compared to a loss of $1,020,068 or $0.00 per share for the third quarter of 2009.  The net loss for the third quarter of 2010 decreased by $71,474 or 7% as compared to the third quarter of 2009, primarily due to reduction in financing costs.  Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, and Resurgex Select® for the nine months ended September 30, 2010 totaled $133,362, a decrease of 90% from the nine months ended September 30, 2009 which totaled $1,347,878.  The primary reason for the significant decrease was due to lack of sales to our Greek distributor for the nine months ended September 30, 2010.

The Company’s revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the nine months ended September 30, 2010 amounted to $54,559 for a 41% gross margin. Gross profits decreased $475,121 or 90% for the nine months ended September 30, 2010 compared to $529,680 for the nine months ended September 30, 2009.  The decrease in gross profits is a result of 90% lower revenue.

After deducting research and development costs of $23,761 and selling, general and administrative expenses of $2,464,317, which included $476,722 in non-cash outlays in the form of restricted stock and warrants issued for professional fees and compensation, the Company realized an operating loss of $2,433,519 for the nine months ended September 30, 2010.  Operating losses of $2,433,519 increased $598,444 or 33% as compared to the nine months ended September 30, 2009 which totaled an operating loss of $1,835,075.  Non-operating expenses totaled $3,982,711 for the nine months ended September 30, 2010 an increase of 70% or $1,646,236 as compared to $2,336,475 for the nine months ended September 30, 2009.  The increase in non-operating expenses of $1,646,236 was primarily due to an increase of $1,793,296 in interest and financing expense which occurred as a result of the debt restructuring which occurred in November 2009 and the conversion of the Unit Notes in June 2010. In the nine months ended September 30, 2010, the Company recognized a gain on the extinguishment of debt net of debt discount in the amount of $380,529.  Debt holders converted $2,047,083 of principal debt plus accrued interest into common stock at a price of $0.02 per share.

The net result for the nine months ended September 30, 2010 was a loss of $6,416,230 or $0.01 per share, compared to a loss of $4,171,550 or $0.01 per share for the nine months ended September 30, 2009.  The net loss for the nine months ended September 30, 2010 increased by $2,244,680 or 54% as compared to the nine months ended September 30, 2009 primarily due to the lack of sales and interest and financing costs.    Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this report.

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

The Company incurred substantial net losses for the nine months ended September 30, 2010 and the year ended December 31, 2009 and has accumulated a deficit of $73,775,654 at September 30, 2010. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the nine months of 2010, the Company obtained new equity capital from the issuance of promissory notes that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $2,107,500.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $7,421,925.  During the first nine months of 2010 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

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

After the initial closing of the Private Placement, the Company continued to offer Units on the same terms as those in the Private Placement pursuant to a second (continuation) private offering that terminated on June 30, 2010.  In December 2009 the Company raised an additional $90,000 from the sale of 0.90 Units under the continuation offering.  Through June 30, 2010, the Company raised an additional $1,280,260 form the sale of 12.80 Units under the continued offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the September 30, 2010, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of September 30, 2010, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2010:

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

Nevertheless, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this periodic report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with United States Generally Accepted Accounting Principals.

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

We have issued unregistered equity securities during the nine moths ended September 30, 2010.  We have entered into agreements that call for the issuance of the following securities:

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

INERGETICS, INC.

Date: November 22, 2010	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer