Form 10-K
period 2010-12-31
INERGETICS INC
filed 2011-06-08
CIK 72170

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2010

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
Yes   ☐     No   ☒

Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 31, 2011, ($0.0032), the aggregate market value of the 15,890,635, shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 31, 2011 (the last business day of the registrant's most recently completed first fiscal quarter), was approximately $4,068,003.  By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

The Registrant’s revenues for the fiscal year ended December 31, 2010, were $259,290.

As of June 7, 2011, 23,756,132 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $1.00 par value, 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, were outstanding.

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

On March 15, 2010 the Company changed its name to Inergetics, Inc.

NARRATIVE DESCRIPTION OF BUSINESS

Introduction

Inergetics, Inc. (the “Company”), through its subsidiary Millennium, engages in the research, development, and marketing of specialized nutritional supplements as an adjunct to medical treatments for select medical conditions, as well as for athletes seeking improved recovery and advanced performance. The Company currently markets products which are targeted toward immuno-compromised individuals undergoing medical treatment for diseases, such as cancer, as well as wound healing and post-surgical healing and geriatric patients in long-term care facilities among other conditions.  Millennium’s currently manufactures and markets four proprietary product lines and 13 SKU’s to 3 separate target markets.

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

Distribution Channels

Direct-To Consumer Distribution

In the direct to consumer channel, customers order Resurgex Select®, Resurgex Essential™ and Resurgex Essential Plus™ directly through the Company’s website, www.Resurgex.com, and Surgex™ through the Company’s website SurgexSports.com or by contacting the Company directly.  The product is shipped directly to the customer’s home within one business day and arrives within 2 to 5 business days depending on the customers’ geographic location.

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

Greek Distribution

In April 2007, the Company entered into an international distribution partnership with Nutrimedica, a Greek distributor of nutritional products with knowledge of the local market and regulations in Greece. Under this agreement, Nutrimedica is to import and distribute the Resurgex® products to hospitals, pharmacies, and directly to patients. Nutrimedica has initiated introduction of the Resurgex® products to the market, and sales have significantly increased over the previous three years.  The distribution agreement with Nutrimedica produced annual average revenue of $22,000 for the years 2006 and 2007.  The Company recorded revenue totaling $313,000 in 2008 and $582,000 in 2009 from Nutrimedica in Greece. The revenue decreased in 2010 to $28,200 due to the global economic problems that the country of Greece is experiencing.

Sports Nutrition Market Product Distribution

In order to initially prove acceptance in the sports nutrition market, the Company directly targeted the strength/conditioning coaches of professional sports teams. During the National Basketball Association (NBA™) 2006-2007 and 2007-2008 seasons, several NBA™ organizations purchased and used Surgex™, and had players using the products before and after practices and games.

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

The National Collegiate Athletic Association (NCAA™) has specific rules about the use of certain amino acids, or anabolic agents. In fact, colleges and universities are prohibited from purchasing any product that contains amino acids or anabolic agents for athletes. This led to the development of the Surgex™ nutritional support formula.

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

RESEARCH AND DEVELOPMENT

During 2010 and 2009, the Company spent $30,711 and $37,835, respectively, on research and development of its products.  The research and development expenses incurred in 2010 are directly related to the development of the Surgex product line.  The increased research and development expenses incurred in 2009 are directly related to the development of the Resurgex Essential™ ready-to-drink product line.

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

▪
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

▪	Resurgex Select® and Resurgex Essential™ were developed with the ingredients necessary in order to deliver optimal performance.

▪	Resurgex Select® and Resurgex Essential™ deliver therapeutic levels of active ingredients based on the scientific research.

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

Table 10
SUPPLEMENT PRICE COMPARISON
Cost per Serving
Juven®	$2.66
Prosure®	$2.25
Ensure®	$1.40
Ensure Plus®	$1.65
Boost®	$1.40
Boost Plus®	$1.60
Resource® Support®	$1.96
Resurgex Select®	$1.79
Source: Inergetics, Inc.

MANUFACTURING

Agropur, Inc., is the Company’s outsourced manufacturer and co-packagers for the Essential™ and Essential Plus™ lines at its kosher designated, aseptic facility in Grand Rapids, MI.

Garden State Nutritionals is the Company’s outsourced manufacture and co-packagers for the Resurgex Select® and Surgex™ lines at their facility in West Caldwell, New Jersey.

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

PRODUCT LIABILITY AND INSURANCE

The Company, like other producers and distributors of ingested products, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.  The Company maintains insurance against product liability claims with respect to the products it manufactures.  With respect to the retail and direct marketing distribution of products produced by others, the Company’s principal form of insurance consists of arrangements with each of its suppliers of those products to name the Company as beneficiary on each of such vendor’s product liability insurance policies.  The Company does not buy products from suppliers who do not maintain such coverage.

EMPLOYEES

As of December 31, 2010, the Company employed 6 persons, of whom one is primarily engaged in research and development and product support activities, two are primarily engaged in overall managerial functions associated with operations, capital raising, distribution partnerships and sales and marketing, two are primarily engaged in day to day managerial operations and one is engaged in general administrative and wholesale/direct to consumer sales functions.  The Company has no collective bargaining agreements with its employees.

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

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2010, we generated revenues of $259,290 from sales of our three products.  However, during this period we realized net losses of $3,442,573, of which $2,033,296 were non-cash items primarily related to issuance of shares and warrants for compensation, services, and associated with financing transactions during the period.  We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market.   We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business.  Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market.  This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products.  Although our revenues have decreased, our operating expenses are significantly greater than our revenues. During 2010, the Company obtained new capital in the form of debt resulting in the receipt by the Company of $2,107,500. The Company obtained $1,280,260 from new subscriptions for Units consisting of shares of convertible preferred stock and promissory notes with a principal amount of $1,280,260 and $1,182,500 from outright borrowings, net of debt repayments, through issuance of promissory notes (see Note 8 to our audited Financial Statements below).  The company also raised debt of $825,000 in August 2010. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for 2010.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.  We plan to do this, as before, through additional equity or debt financings.  We may not be able to raise such funds on terms acceptable to us or at all.  Financings may be on terms that are dilutive or potentially dilutive to our stockholders.   If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2010 included herein have been prepared on the basis of accounting principles applicable to a going concern.  Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern.  A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue.  Our December 31, 2010 and 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.  See, “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of Resurgex Select®, Resurgex Essential™ and Surgex™ and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies.  Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

Our Board of Directors has the authority to issue up to 2,000,000,000 shares of common stock, shares of preferred stock that can be converted into common stock at high rations and options and warrants to purchase shares of our common stock without stockholder approval.  As of March 31, 2011, there were 23,756,132 shares issued and outstanding or reserved for issuance on a fully-diluted basis.  Future issuance of additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering.  In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of March 31, 2011, approximately 1,897,854 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act.  Generally, pursuant to Rule 144, stockholders who are not affiliates of our company can resell their restricted securities after they have held them for at least six months.  Consequently, most of our restricted securities are or soon will be eligible for public sale.   As of March 31, 2011, we also had warrants outstanding for the purchase of an aggregate of 208,915 shares of our common stock, and no stock options outstanding.  To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and, eventually, sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, we most likely will issue additional shares of common stock and/or instruments convertible into or exercisable for common stock to raise funding or compensate employees, consultants and/or directors.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

In October 2001 the Company entered into a lease for 4,558 square feet of office space located in Basking Ridge, New Jersey. In October 2007 the Company extended its lease commitment for an additional 5 years commencing in December 2007, with an annual right to renew or cancel.  The terms of the lease provide for a rental fee of $10,635 per month, plus an allocated portion of certain operating expenses.  The lease is personally guaranteed by the Company’s former Chairman of the Board of Directors and former Chief Executive Officer Jerry E. Swon. In December 2007 the Company sublet a portion of the premises to a sub-tenant (“Sub-tenant 1”). Under the terms of the sub-lease, as amended, Sub-tenant 1 paid a rent of $4,000 per month.  Sub-tenant 1 ended its sublease on August 2009.  The Company entered into a verbal sub-lease agreement with (“Sub-tenant 2”) in September 2008.  Sub-tenant 2 paid rent in the amount of $4,000 per month directly to the landlord from September 2008 through August 2009.  In September 2009 Sub-tenant 2 increased rent payments direct to the landlord to $7,000 per month.  This arrangement continues to the present time and Sub-tenant 2 was current in its payments to the landlord as of December 31, 2009. In December 2009, the Company relocated its operations to a new facility in Paramus, New Jersey, and entered into a three-year lease for 1,724 square feet of office space, at a monthly rent of $2,299 plus utilities. To reduce the carrying cost of the Basking Ridge, NJ lease.  In April 2010 the Company negotiated and entered into a formal sub-lease agreement with a third sub-tenant (“Sub-tenant 3”) who will occupy the facilities in Basking Ridge, NJ through December 2012.  As of April 2010 Sub-tenant 2 and 3 are paying $7,000 per month and $6,440 per month respectively.  This provides the Company with complete coverage of the Lease Obligations related to the Basking Ridge, NJ location.

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

Growthink Inc. vs. Millennium Biotechnologies, Inc. filed on June 15, 2009 in the Superior Court of New Jersey, Law Division, Somerset-Special Civil Part, Case #DC-004225-09.  Growthink Inc. claims a total of $7,941.04 plus cost and attorney fees based upon Millennium Biotechnologies, Inc. failure to pay the plaintiff for the reasonable value of goods sold and delivered and/or services rendered by the plaintiff to the defendant.  On October 6, 2010 there was a levy on the Company’s bank and the settlement has been resolved.

First Insurance Fund vs. Millennium Biotechnologies filed on November 18, 2010 in the Superior Court of New Jersey, Civil Division, Somerset/Hunterdon-Special Civil Part, Case# SOM-DC007284-10.  First Insurance Fund claims a total of $13,489.99 including costs and fees based upon Millennium Biotechnologies failure to pay the plaintiff for Insurance invoices.  On February 28, 2011, there was a levy on Millennium’s bank account in the amount of $1,644.

ITEM 4:	REMOVED AND RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

The Company’s common stock currently trades in the OTC market and is quoted on the Electronic Bulletin Board of the OTC market, under the symbol NRTI.  The following table sets forth, for the calendar quarters indicated during the last two fiscal years and the first quarter of fiscal 2011, the high and low quotations of the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations.  Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	OTC-BB
	High/Bid	Low/Bid
2009
First Quarter	$0.04	$0.01
Second Quarter	0.02	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.02	0.01

2010
First Quarter	$0.030	$0.010
Second Quarter	0.029	0.007
Third Quarter	0.010	0.004
Fourth Quarter	0.007	0.002

2011
First Quarter	$0.0032	$0.001

(b)  Stockholders

As of May 10, 2011, there were approximately 512 stockholders of record for the Company’s Common Stock.  The number of record holders does not include stockholders whose securities are held in street names.  The Company estimates over 1,000 holders in street names.  In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock, 67 holders of record of the Company's Series C Preferred Stock.

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

Recent Issues of  Unregistered Securities

During the fourth quarter of 2010, the Company issued the following unregistered securities

(i)	58,756 shares of common stock to two investors for late payment penalties on promissory notes.

(ii)	875,000 shares of common stock to fifteen consultants for services rendered to the Company.

(iii)	875,000 shares to two accredited investors which converted their debt into common stock.

Information about common stock that may be issued upon the exercise of options and warrants is contained in Note 11 to the Consolidated Financial Statements attached hereto.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	-	0

Equity compensation plans not approved by security holders	0	-	6,250

Total	0	-	6,250

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

Company repurchases of Equity Securities

None.

ITEM 6:	Not applicable.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, and Resurgex Select® for the year ended December 31, 2010 totaled $259,290, a decrease of 81% from the year ended December 31, 2009 which totaled $1,363,120.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2010 amounted to $105,210 for a 41% gross margin. Gross profits decreased $427,614 or 80% for the year ended December 31, 2010 compared to $532,824 for the year ended December 31, 2009.  The decrease in gross profits is a result lower revenue and lower price points to customers in order to attract larger clients in the long-term care market.

After deducting research and development costs of $30,711 and selling, general and administrative expenses of $1,450,065, which included $814,301 in non-cash outlays in the form of debt, restricted stock and warrants issued for professional fees and compensation, the Company realized an operating loss of $1,375,566.  Operating losses for 2010 of $1,375,566 were down $4,488,881 or 77% as compared to the 2009 operating loss of $5,864,447.  Approximately $2,850,000 was due to reduced compensation expense, there was a reversal of $1,298,000 for management stock grant returned to the Company. The reversal occurred in 2010 because of change of estimate. The company was not properly funded for management to achieve the required revenue goals. In 2009 a management stock grant of $1,550,000 was expensed. Non-operating expenses totaled $2,067,007 for the year ended December 31, 2010 a increase of 331% or $1,587,217 as compared to $479,790 for the year ended December 31, 2009.  The increase in non-operating expenses of $1,587,217 was due to material differences in the other income/expense section of the Statement of Operations.  The first was a net loss of $275,403 which was realized on a loss from the extinguishment of debt net of losses incurred related to the debt restructuring which occurred in the second quarter of 2010 versus the prior years gain of $2,012,600 which occurred in the fourth quarter of 2009.  In addition interest and financing expenses for the year ended December 31, 2010 were $1,415,807 which where decreased by $1,199,434 or 46% as compared to $2,615,241 for the year ended December 31, 2009 due to less debt outstanding in 2010.  In addition the company had a full year of amortization of debt discount of $370,597 for the year ended December 31, 2010 an increase of $327,248 or 755% as compared to two months in the year ended December 31, 2009.

The net result for the year ended December 31, 2010 was a loss of $3,442,573 or $0.20 per share, compared to a loss of $6,344,237 or $1.67 per share for the prior year.  Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new equity and debt investments through convertible promissory notes with accredited investors.  During 2010, the Company obtained new equity capital that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $2,107,500.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the year showed a working capital showing a deficit of $8,644,432.  During the first and second quarter of 2011 the Company obtained new financing of $1,025,000 through the issuance of debt sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.   See “Risk Factors: We require additional funding to maintain our operations and to further develop our business.”

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 2 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements.

ITEM 7 A:	Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the two years ended December 31, 2010 and Notes to Financial Statements are included at the end of this report.  Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company was notified that the audit practice of Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm (the “Former Accountant”), was combined with Friedman LLP (“New Accountant”) on January 1, 2010.  As of the same date, the Former Accountant resigned as the independent registered public accounting firm of the Company and, with the approval of the Company’s Board of Directors, the New Accountant was engaged to be the Company’s independent reistered public accounting firm.

During the two years ended December 31, 2010, and from December 31, 2008 through January 1, 2011, there were no  reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the December 31, 2010, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010:

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about all directors and executive officers of the Company are as follows:

Name	Position	Term(s) of Office

Mark Mirken, 66	President, Chief Operating Officer	September 2007 until present
	Chief Executive Officer	Aug 4, 2008 until present
	Chairman of the Board	Aug 4, 2008 until present

Jerry E. Swon, 61	Company Director	Aug 4, 2008 until May 5, 2009

Frank Guarino, 36	Chief Operating Officer	July 1, 2010 until present
	Chief Financial Officer	Oct.15, 2001 until June, 30,2010

Michael G. Martin, 59	Company Director	Oct.15, 2001 until May 5, 2009

David Sargoy, 51	Company Director	Oct.15, 2001 until May 5, 2009

Benjamin Custodio, 68	Company Director	Oct 28, 2008 until present

Kenneth Sadowsky, 48	Company Director	Sep 17, 2008 until June 25, 2009 and then, since March 8, 2010

Michael C. James, 52	Chief Financial Officer	July 1, 2010 until present
	Company Director	September 24, 2009 until present

Carl Germano, 56	Executive Vice President, Research	May 15, 2001 until present
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

Frank Guarino

Mr. Frank Guarino has been our Chief Operating Officer since July 1, 2010.  Prior to July1, 2010 Mr. Guarino was the Chief Financial Officer (CFO) and the CFO of Millennium since 2001.  Mr. Guarino was previously employed from 1997 through February 2001, as the Controller of First National Funding Corporation of America, a mortgage banking firm which grew from a small family business to a medium sized corporation with 55 branches nationwide producing over $350 million in annual volume at the time of his departure.   From 1995 to 1997, Mr. Guarino was employed by Panasonic Broadcast and Television Systems Co., where his responsibilities evolved to an independent supervisory position in the accounts receivable department which collected over $400 million annually in accounts receivable from clients which included national television networks.  Mr. Guarino earned a Bachelor of Science in Accounting from St. Peter’s College in 1997.

Benjamin Custodio

Mr. Custodio brings over 30 years experience in Pharmaceuticals, Nutrition and business development with expertise in the commercialization of consumer products to the Inergetics Board. Currently, Mr. Custodio is the President and CEO for LCI Group, Ltd; a privately owned business development group which works with various companies commercializing products in the international arena. Prior to his time with LCI, Mr. Custodio worked with Johnson and Johnson, Ciba-Geigy and Roberts Pharmaceuticals,   Del-Monte Beverage Corp, Wampole Inc., and Webber in the vitamin and nutrition field. Mr. Custodio has previously sat on the Board of Directors for Nu-Life Nutrition Ltd.  Mr. Custodio is currently a Member of the board of Sheridan College Program Advisory Committee for international business and Director for International Operations, Rotary Club of Oakville.  Mr. Custodio has a Bachelor of Science degree in Commerce (B.S.C.), major in Finance, from De La Salle University.

Michael C. James

Mr. Michael James has been our Chief Financial Officer (CFO) of Inergetics since July 1, 2010.  For the past ten years, Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, where he holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Currently, Mr. James is a director of Guided Therapeutics, Inc. where he is Chairman of the Compensation Committee and serves on the Audit Committee.  He was a board member of Nestor, Inc. from 2006 until June 2009 and CEO of that company from January 2009 through September 11, 2009.  While acting as CEO, Mr. James turned that company profitable and headed a complete financial restructuring. The business was sold on September 8, 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island.  From 1995 to 1999, Mr. James was a Partner at Moore Capital Management, Inc., a private investment management company. Prior to his position at Moore Capital, from 1991 to 1994, he was employed by Buffalo Partners, L.P., a private investment management company, where he held the position of Chief Financial and Administrative Officer. From 1986 to 1991, he was employed by National Discount Brokers and held the positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner, LLP.  Mr. James received a Bachelor of Science in Accounting from Fairleigh Dickenson University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of  common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report  required to be so filed pursuant to Section  16(a) of the Securities Exchange Act of 1934 during the fiscal years ended December 31, 2010 and 2009, except for Messrs. Jerry E. Swon, David Sargoy, Michael Martin, Mark C. Mirken, Frank Guarino, Kenneth Sadowsky, who are currently late in filing forms 4 pertaining to certain security acquisitions from the Company in 2009, 2008 and 2007.  Jerry E. Swon, David Sargoy, Michael Martin, Mark C. Mirken, Frank Guarino, Kenneth Sadowsky, and Benjamin Custodio are also currently late in filing Form 3.

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
The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2010, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2010, as well as the most highly compensated employees who did not serve as executive officers during 2010. Compensation information is shown for the fiscal years ended December 31, 2010, 2009, and 2008:

Name and Principal Position	Year	Salary ($)	Directors Fee ($)	Other Annual Compensation($)	Restricted Stock Awards ($)	Securities Underlying Options ($)	All Other Compens.($)
		(1)		(2)	(3)
Mark C. Mirken (5)	2010	234,077	-	24,000	-	-	-
President and CEO,	2009	349,606	-	2,000	1,215,000	-	-
Director	2008	350,000	-	-	-	-	-
Jerry E. Swon	2010	-	-	-	-	-
Former CEO,	2009	-	-	-	-	-	-
Former Director	2008	175,000	-	10,500	-	-
Carl Germano (4)	2010	181,328	-	-	-	-	-
Exec. Vice President	2009	188,756	-	6,518	150,000	-	-
	2008	200,000	-	-	47,286	-	-
Frank Guarino (6)	2010	163,298	-	14,095	-	-
Chief Financial Officer	2009	190,352	-	12,000	150,000	-	-
	2008	200,000	-	12,000	30,000	-	-

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
Some of the stock awards issued in 2009 consist of shares of Series E Convertible Preferred Stock (which converted into common shares on March 15, 2010 at the rate of 10,000 common shares for each share of Series E), such number of common shares into which they converted are included in the table above.  As of December 31, 2010, the certificates for the preferred shares had not yet been issued. Refer to items (5) and (6).  In addition, pursuant to the initial capital restructuring in the Spring of 2009, to protect the Company from foreclosure by its first secured creditor and in exchange for significant salary concessions made by Messrs Mirken, Guarino and Germano, the management team of the Company was given a conditional stock grant in the amount of 10% of the Company’s fully diluted shares.  The purpose of the grant was to vest in Mark Mirken as CEO and Chairman of the board the right to allocate the grant among the Company’s employees including its management team. See Part III. Item 13 “Certain Relationships, Related Transactions and Director Independence” for a description of the terms of this grant.

(4)
In 2009, Mr. Germano received 13,125 restricted common shares for special services performed, valued at $10,500, and was awarded a bonus of 1,500 shares of Series E Convertible Preferred Stock (which converted into 187,500 common shares on March 15, 2010), valued at $150,000. Certificates for these shares had not yet been issued at December 31, 2010. In 2008, Mr. Germano received 9,375 restricted shares valued at $47,286 pursuant to an agreement whereby he surrendered his rights to royalties on the sales of certain Company products.

(5)
In 2009, Mr. Mirken was awarded a bonus of 12,150 shares of Series E Convertible Preferred Stock (which converted into 1,518,750 common shares on March 15, 2010), valued at $1,215,000. Certificates for these E-shares had not yet been issued at December 31, 2010.  In 2009, $100,000 of that sum represents a repayment to Mr. Mirken under section 2.4 of his employment contract dated November 1, 2009 in which Mr. Mirken received a significantly reduced partial repayment of expenses owed to Mr. Mirken which he forgave to induce certain investors to save the Company from an act of foreclosure in the spring of 2009.

(6)
In 2009, Mr. Guarino was awarded a bonus of 1,500 shares of Series E Convertible Preferred Stock (which converted into 187,500 common shares on March 15, 2010), valued at $150,000. Certificates for these E-shares had not yet been issued at December 31, 2010. In 2008, Mr. Guarino received 12,500 restricted shares, valued at $30,000, as bonus payment.

Stock Options /Stock Purchase Warrants:

There were no options and stock purchase warrants granted during 2010 and 2009, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company. There were no exercises of stock options or warrants during 2009 or 2008 by executive officers, other employees with highest remuneration, directors or beneficial owners of more than 10 percent of any class of equity securities of the Company.

Compensation of our Directors

During 2010 and 2009 none of our Directors received cash compensation. In 2009, Benjamin Custodio and Michael C. James received 200 and 100 shares of Series E Convertible Preferred Stock, respectively (which converted, respectively, into 2,000,000 and 1,000,000 common shares on March 15, 2010), valued at $20,000 and $10,000, as director’s compensation.

Employment Agreements

      Certain employees have received employment agreements the details of which are outlined in the section “Employment Agreements” in Note 9 to the Financial Statements included at the end of this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 31, 2011, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title	Name and Address of	Amount and Nature of		Percent
of Class	Beneficial Owner	Beneficial Ownership (1)		of Class
Common Stock	Mark C. Mirken	75,000	(2)	0.32%
	Frank Guarino	14,375	(3)	0.06%
	Carl Germano	39,274	(4)	0.17%
	Benjamin Custodio	25,000		0.11%
	Michael C. James	12,500		0.05%
	Kenneth Sadowsky	1,356,071		5.71%
	as a Group (6 persons)	1,522,219		6.41%

Address of all persons above:  c/o the Company, except for Mr. Sadowsky: 450 Alton Road #1601, Miami Beach, FL 33139.

Louis C. Rose	987,163	(5)	4.16%
530 East 76th Street, Apt. 27G, New York, NY 10021

Leon Frenkel	2,954,171		12.44%
1600 Flat Rock Road, Penn Valley, PA 19072

Charles Lanktree	1,272,372	(6)	5.36%
2 Ridgedale Avenue, Suite 201, Cedar Knolls, NJ 07927

Seahorse Enterprises	2,116,735		8.91%
1 Powderhill Way, Westborough, MA 01581

Brian Corbman	1,081,414		4.55%
95 Horatio Street, Suite 204, New York, NY 10014

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2011.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)	See Item 13 “Certain Relationships, Related Transactions and Director Independence” below.
(3)	Includes options to purchase 4,175 shares of the Company's common stock.
(4)	Includes options to purchase 3,750 shares of the Company's common stock.
(5)	Includes stock purchase warrants for 62,500 common shares.
(6)	Includes securities held in the name of Lanktree Consulting Co. Includes stock purchase warrants for 125,000 common shares.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In May 2009, the current holders of an aggregate of $2,708,000 principal amount of senior debt secured by the assets of the Company (“Senior Secured Notes”) threatened foreclose on the Senior Secured Notes as a result of the Company’s default under the terms of the Senior Secured Notes.  The perfected first lien and security interest securing the Senior Secured Notes were superior to all other liens, claims, judgments and other security interests in the Company.   In May, 2009, a group of three investors, including Ken Sadowsky, a director of the Company, Leon Frenkel and Seahorse Enterprises (collectively, the “Creditor Investors”), purchased all of the Senior Secured Notes. By purchasing the Notes, the Creditor Investors relieved the Company of the difficulties associated with the previous holders of the Senior Secured Notes and the threat of immediate foreclosure.  Also, the Creditor Investors provided an additional $924,000 in financing to the Company, enabling the Company to fund the manufacturing and production of products to fulfill outstanding key customer purchase orders.   In November 2009, the Creditor Investors converted all of the above debt into 32.2 Units in the Private Placement (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” in Part II above).  The E Preferred converted into  shares of Common Stock on March 15, 2010.

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

AUDIT FEES

Friedman LLP billed us $65,000 and $119,000 for professional services rendered for the audits of our annual financial statements for the years ended 2010 and 2009.

AUDIT-RELATED FEES

Friedman LLP did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements during the fiscal years ended December 31, 2010 and December 31, 2009.

TAX FEES

Friedman LLP billed us in the aggregate amount of $0 for professional services rendered for tax related services during the fiscal years ended December 31, 2010 and 2009.

ALL OTHER FEES

There were no fees billed by Friedman LLP for services rendered to the Company during the last two fiscal years, other than as reported above.

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

PART  IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Certificate of Incorporation and Bylaws of the Company.(1)

3.2	Amendment to Certificate of Incorporation

3.3	Certificate of Incorporation and Bylaws of Millennium.*

4.1	Certificate of Designations filed July 26, 2001*

4.2	Certificate of Designations (E and F Preferred Stock) (2)

4.3	Form of Unit Note(3)

4.4	Form of Series E Preferred Stock Certificate(3)

4.5	Form of Series F Preferred Stock Certificate(3)

10.1	Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001.(4)

10.2	License Agreement with Isocell SA.(5)

10.3	Royalty and Investment Agreement between Millennium and P. Elayne Wishart dated January 11, 2001.*

10.4	Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.*

10.5	Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.*

10.6	Employment Agreement between Millennium and Jerry E. Swon dated April 1, 2001.*

10.7	Letter of Intent, among Millennium Biotechnologies Group, Inc., Millennium Biotechnologies Inc., Aisling Capital II, LP, dated April 5, 2006 (7)

10.8	Ventiv Subordination Agreement(3)

10.9	Second Amendment to Ventiv Security Agreements and Convertible Note(3)

10.10	Ventiv Service Agreement(3)

10.11	Amended and Restated Employment Agreement for Mark C. Mirken effective November 1, 2009

10.12	Amended and Restated Employment Agreement for Carl Germano effective November, 2009

10.13	Employment agreement of Michael C. James effective July 1, 2010

21	Subsidiaries of the Company:
(i) Millennium Biotechnologies, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

14	Corporate Code of Ethics and Business Conduct (6)

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark C. Mirken, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael C. James, Chief Financial Officer pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

(1)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's report on Form 8-K filed on October 13, 2009, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company's report on Form 8-K filed on November 17, 2009, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.

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

INERGETICS, INC.

By:	/s/ Mark C. Mirken	Date:	June 8, 2011
Mark C. Mirken
Chief Executive Officer
(Principal Executive Officer),

By:	/s/ Michael C. James	Date:	June 8, 2011
Michael C. James
Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Mark C. Mirken	June 8, 2011
Mark C. Mirken, Director

/s/ Benjamin Custodio	June 8, 2011
Benjamin Custodio, Director

/s/ Michael C. James	June 8, 2011
Michael G. Martin, Director

/s/ Kenneth Sadowsky	June 8, 2011
Kenneth Sadowsky, Director

Inergetics, Inc.
(f/k/a/Millennium Biotechnologies Group, Inc.)
and Subsidiary

Consolidated Financial Statements

December 31, 2010
Inergetics, Inc. and Subsidiary
Index to the Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	1

Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statement of Stockholders’ Deficit	4-5

Consolidated Statements of Cash Flows	6-7

Notes to the Consolidated Financial Statements	8-29

[  Friedman LLP ]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Inergetics, Inc. and Subsidiary
(f/k/a Millennium Biotechnologies Group, Inc.)
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Inergetics, Inc. (f/k/a Millennium Biotechnologies Group, Inc.) and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has working capital deficits, significant debt outstanding, incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Friedman LLP
Marlton, New Jersey
June 8, 2011

Inergetics, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Current Assets:
Cash	$1,089	$2,370

Accounts receivable, net of allowance for doubtful accounts of $0	1,245	561
Miscellaneous receivable	-	40,000
Inventories, net	126,721	16,117
Prepaid contract sales	-	166,667
Prepaid expenses	254,234	29,199
Total Current Assets	383,289	254,914

Property and equipment, net	-	4,440
Patents, net	6,094	6,670
Deposits	23,651	18,352
Total Assets	413,034	284,376
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	3,424,211	2,289,220
Obligations to be settled in stock	248,000	3,193,071
Customer prepayments	17,798	-
Put Warrant liabilities	-	50,000
Short-term debt	5,337,712	1,979,565
Total Current Liabilities	9,027,721	7,511,856
Long-term debt, net of unamortized debt discount	-	3,933,335
Total Liabilities	9,027,721	11,445,191
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, par value $1:
Convertible Series B, par value $1; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value $1; 0 shares and 27,657.6198 shares issued and outstanding, respectively	-	27,658
Convertible Series F, par value $1; 0 shares and 4,601.838 shares issued and outstanding , respectively	-	4,602
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 23,756,132 and 4,999,110 shares, respectively	23,757	4,999
Additional paid-in capital	61,968,508	55,966,305
Accumulated Deficit	(70,801,997)	(67,359,424)
Total Stockholders’ Deficit	(8,614,687)	(11,160,815)
Total Liabilities and Stockholders’ Deficit	$413,034	$284,376

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009
Net Sales	$259,290	$1,363,120
Cost of Sales	154,080	830,296
Gross Profit	105,210	532,824
Research and development costs	30,711	37,835
Selling, general and administrative expenses	1,450,065	6,359,436

Loss from operations	(1,375,566)	(5,864,447)
Other expense (income)
Loss (gain) incurred in connection with debt restructuring	275,403	(2,012,600)
Miscellaneous income	-	(186,110)
Amortization of debt discount	370,597	43,349
Miscellaneous expenses	5,200	19,910
Interest expense	803,234	1,250,231
Financing expense	612,573	1,365,010
Total other expense	2,067,007	479,790
Net loss before taxes	(3,442,573)	(6,344,237)
Provision for income taxes	-	-

Net Loss	$(3,442,573)	$(6,344,237)

Net Loss Per Common Share - Basic and Diluted	$(.20)	$(1.67)

Weighted average number of common shares outstanding - Basic and Diluted	16,919,487	3,804,913

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statement of Stockholders’ (Deficit)
For the Years Ended December 31, 2010 and 2009

	Preferred Stock										Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Convertible Series E Shares	Convertible Series E Amount	Convertible Series F Shares	Convertible Series F Amount	Shares	Amount
Balance, January 1, 2009	65,141	$130,282	64,763	$64,763	-	-	-	$-	-	$-	3,011,309	$3011	$45,981,566	$(61,015,187)	$(14,835,565)

Issuance of common and preferred stock - private placements									1,382	1,382	42,739	43	2,725,801		2,727,226

Issuance of common and preferred stock pursuant to debt restructuring							14,451	14,451			11,250	11	1,438,705		1,453,167

Issuance of common and preferred stock in debt restructuring									3,220	3,220			1,358,532		1,361,752

Common stock issued for loan origination fees											43,750	44	59,956		60,000

Issuance of common and preferred stock for services							8,467	8,467			826,500	826	1,999,890		2,009,183

Stock issued for interest											75,000	75	179,925		180,000

Amortization of deferred compensation into additional paid-in capital													704,722		704,722

Issuance of common and preferred stock and stock warrants for note due date extensions							4,740	4,740			637,604	638	1,102,071		1,107,449

Issuance of common stock for late payment penalties											341,583	342	447,646		447,988

Liability for warrants due to insufficient authorized shares													(50,000)		(50,000)

Buy-out of royalty rights with newly issued common stock											9,375	9	7,491		7,500

Amortization of equity investment versus deferred royalties													10,000		10,000

Net (loss)														(6,344,237)	(6,344,237)

Balance, December 31, 2009	65,141	$130,282	64,763	$64,763	-	-	27,658	$27,658	4,602	$4,602	4,999,110	$4,999	$55,966,305	$(67,359,424)	$(11,160,815)
The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statement of Stockholders’ (Deficit)
For the Years Ended December 31, 2010 and 2009

	Preferred Stock										Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Convertible Series E Shares	Convertible Series E Amount	Convertible Series F Shares	Convertible Series F Amount	Shares	Amount
Balance, January 1, 2010	65,141	$130,282	64,763	$64,763	-	-	27,658	$27,658	4,602	$4,602	4,999,110	$4,999	$55,966,305	$(67,359,424)	$(11,160,815)

Conversion of Series E preferred shares into common stock							(27,658)	(27,658)			3,457,242	3,457	24,201		-

Conversion of Series F preferred shares into common stock									(4,602)	$(4,602)	6,902,760	6,903	(2,301)		-

Debt converted into common stock											1,966,868	1,967	3,380,415		3,382,382

Common stock issued for loan origination fees and services											6,273,552	6,274	2,550,045		2,556,319

Expiration of put warrants previously accrued													50,000		50,000

Issuance of shares from warrants											156,600	157	(157)		-

Net (loss)														(3,442,573)	(3,442,573)

Balance, December 31, 2010	65,141	$130,282	64,763	$64,763	-	-	-	$-	-	$-	23,756,132	$23,757	$61,968,508	$(70,801,997)	$(8,614,687)
The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities:
Net loss	$(3,442,573)	$(6,344,237)
Adjustments to reconcile net (loss) to net cash used in Operating Activities:
Depreciation and amortization	1,316	45,405
Stock issued for services	752,833	2,009,183
Debt issued for services	61,468	-
Stock issued for compensation	-	1,545,000
Amortization of debt discount	370,597	-
Loss on disposal of equipment	3,700	-
Change in inventory and receivables reserve	(48,385)	-
Extinguishment of debt	275,403	(2,012,600)
Amortization of deferred compensation	-	704,722
Stock issued for interest and financing expenses	616,364	1,365,013
Changes in assets and liabilities
(Increase) Decrease in inventory	(62,219)	38,554
(Increase) in accounts receivable	(684)	(595)
Decrease in prepaid contract sales	166,667	-
Decrease in prepaid expenses	244,965	276,184
(Increase) in deposits	(5,299)	-
Decrease (Increase) Customer prepayments	17,798	(74,965)
(Decrease) in liability for stock to be issued	(2,116,723)	(27,621)
Increase (Decrease) in accounts payable and accrued expenses	1,134,991	(535,532)
Net Cash Used in Operating Activities	(2,029,781)	(3,011,489)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from borrowings	2,107,500	3,063,771
Repayment of loans and notes	(119,000)	(170,921)
Unit Note Subscriptions receivable	40,000	-
Net Cash Provided by Financing Activities	2,028,500	2,892,850
Net Decrease in Cash	(1,281)	(118,639)
Cash - beginning of year	2,370	121,009
Cash - end of year	$1,089	$2,370

Supplemental information:
Cash paid during the year for:
Interest	$13,681	$6,059
Income taxes	$-	$-
The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

Schedule of non-cash investing and financing activities:	2010	2009

In consideration for services and compensation, 826,500 common shares and 8,467shares of Series E Convertible Preferred Stock were issued	$-	$2,009,183

In consideration of the extension of due dates, interest, and late payment penalties on promissory notes, 1,054,187 common shares, 4,739.91 shares of Series E Convertible Preferred Stock and 224,900 warrants were issued	$-	$1,735,438

In consideration for loan origination fees, 43,750 common shares and 3,219.788 shares of Series F Convertible Preferred Stock were issued	$-	$1,421,752

In connection with the extinguishment of royalty rights, 9,375 common shares were issued	$-	$7,500

For 2009 in connection with the restructuring of debt, 53,989 common shares, 14,450.6825 shares of Series E Convertible Preferred Stock and 1,382.05 shares of Series F Convertible Preferred Stock were issued	$-	$4,516,939

For 2010 in connection with restructing of debt, 1,966,868 common shares	$3,382,382	$-

In consideration for services and compensation, 1,301,771 common shares were issued	$1,031,619	$-

In consideration of interest expense, 3,317,191 ccommon shares were issued	$578,028	$-

In consideration of prior accrued obligations, 1,654,590 common shares were issued	$946,672	$-

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

On March 15, 2010 the Company changed its name to Inergetics, Inc. (the Company or "Inergetics"), formerly Millennium Biotechnologies Group, Inc., which is the holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

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

In January 2011 the board of directors approved a reverse stock split of 1 for 80. The financial statements have retroactively restated common shares to the earliest presentation reported along with the earnings per share calculation.

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

Patents

Patents are capitalized and amortized over 240 months.  Amortization expense was $576 for 2010 and 2009, respectively.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Evaluation of Long-Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis as impairment indicators arise.  In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Advertising costs

Advertising costs are charged to operations when incurred.  Advertising expense was $7,169 and $0 for the years ended December 31, 2010 and 2009, respectively.

Shipping and Handling Costs

Shipping costs of $18,195 and $39,703 are included in cost of sales for the years ended December 31, 2010 and 2009, respectively.  Handling costs of $33,469 and $52,253 are included in general and administrative expenses for the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company did not issue any stock options during the years ended December 31, 2010 and 2009.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2010 and 2009.

Loss Per Common Share

Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have an anti- dilutive effect on earnings per share, and therefore have not been included.

Fair Value of Financial Instruments

For financial instruments including cash, prepaid expenses and other current assets, short-term debt, accounts payable and accrued expenses, it was assumed that the carrying values approximated fair value because of their short-term maturities. The fair value of long-term debt issued during the debt restructuring in November 2009 is calculated, applying a discount for the value of preferred stock issued in connection with this debt.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Research and Development

Research and development costs are expenses as incurred.

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

However the Company has working capital deficits, significant debt outstanding, incurred substantial net losses for the years ended December 31, 2010 and 2009 and has accumulated a deficit of approximately $73 million at December 31, 2010. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

4.  INVENTORIES

Inventories are stated at the lower of cost or market and consist of finished goods and packaging for the Company’s Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Finished Goods	$89,759	$44,707
Work-in-process	-	23,589
Raw Materials	19,415	-
Packaging	24,627	3,286
	133,801	71,581
Less: Reserve for obsolescence	(7,080)	(55,464)
Total	$126,721	$16,117

5.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2010 and 2009, consisted of the following:

	2010	2009
Furniture	$46,127	$46,127
Equipment	-	22,445
Leasehold improvements	-	69,157
Subtotal	46,127	137,729
Less accumulated depreciation	(46,127)	(133,289)
Total	$-	$4,440

Depreciation expense charged to operations was $740 and $1,480 for the years ended December 31, 2010 and 2009, respectively.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2010 and 2009:
	2010	2009
Accounts payable	$1,397,161	$1,121,037
Accrued interest	1,100,044	453,118
Accrued rent expense	138,711	143,469
Accrued salaries, bonuses and payroll taxes	528,314	298,895
Owed to officer	165,882	224,701
Accrued professional fees	94,099	48,000
	$3,424,211	$2,289,220

7.  FAIR VALUE MEASUREMENTS

Certain financial assets and liabilities are accounted for at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

2010 Assets	Level I	Level II	Level III	Total
Obligations to be settled in stock	$-	$248,000	$-	$248,000
Total liabilities	$-	$248,000	$-	$248,000

2009 Assets	Level I	Level II	Level III	Total
Obligations to be settled in stock	$-	$3,193,071	$-	$3,193,071
Long term debt	-	3,933,335	-	3,933,335
Total Liabilities	$-	$7,126,406	$-	$7,126,406

8.  DEBT

Short-term debt is as follows:
	December 31,	December 31,
	2010	2009
Cash advances by two accredited investors, due on demand, non-interest bearing, paid in full in 2010.	$-0-	$4,440

Promissory note dated December 17, 2002, issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note is now due on demand and remains outstanding at December 31, 2010. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $.10/share of the principal.	25,000	25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock. The Note is convertible at the option of the holder into common stock at the rate of $0.25 per share.	30,000	30,000

Convertible promissory note originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, now due on demand. The note is convertible at the option of the holder into restricted common stock at the rate of $0.20 per share.	50,000	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing no interest.	25,000	25,000

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

DEBT (Continued)

Twelve promissory notes issued to twelve accredited investors in May 2006, originally maturing in June 2006, now due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $0.25 /share. In November 2009 eight notes and accrued interest were converted into 893.12 shares of Series E Convertible Preferred Stock.	105,000	105,000

Six promissory notes issued to six accredited investors between July and September 2006, originally maturing at various dates between September 15, 2006 and January 31 2007, all of which are now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 15% per year, and are convertible into common shares at the rate of $0.25 /share. In November 2009 one note and accrued interest was converted into 805.61 shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was converted into common shares on March 15, 2010.  The other five notes remain open.
	165,000	165,000

Three promissory notes issued to three accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $0.25 /share.	63,000	63,000

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

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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
	82,000	82,000

Revolving non-interest bearing loan by an accredited investor. The loan was repaid in 2010.	-0-	38,000

Three promissory notes issued to an accredited investor in July 2007, due on demand. The notes carry interest at the rate of 10% per year. One note was converted into common shares in June 2010.	50,000	100,000

In August 2007 the Company and a creditor agreed to convert $605,578 in outstanding payables into a note, repayable six months after demand for repayment has been issued. In November 2009, the creditor and the Company entered into an agreement whereby the principal amount of the note was reduced to $126,000, of which $26,000 were repaid in December 2009.	100,000	100,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, now due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year.	50,000	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000.	400,000	400,000

Promissory notes for $375,000 and $300,000 issued to two accredited investors in April 2008, the first due on demand and the second originally due on March 31, 2009. In 2010 the first note was converted into equity. In November 2009 the second note and accrued interest were converted into Units consisting of a new note and shares of Series F Convertible Preferred Stock. In May and June 2010 the investors converted the notes into equity and the obligation was fully satisfied.	-0-	375,000

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

DEBT (Continued)

Two promissory notes issued to two accredited investors in February 2009 for $30,000 and $15,000, maturing on May 12, 2009 and May 4, 2009, respectively. The face amounts of notes include a discount of $5,000 and $2,500, granted as interest. In November 2009 one note and accrued interest was folded into Units consisting of a new note and shares of Series F Convertible Preferred Stock. The other note remains open, due on demand.	15,000	15,000

Promissory note issued to an accredited investor in March 2009. The note was due on September 26, 2009 and carrying interest at 15% per year.	33,000	33,000

Promissory note issued to an accredited investor in July 2009. The note was due on October 28, 2009 and carrying interest at 36% per year.	16,600	16,600

Three promissory notes issued in September 2009 to three investors, totaling $90,000. The notes are due on October 17, 2009 and carry interest at 10% per year. The company paid legal fees in connection with the issuance of these notes, amounting to $10,000 which amount was deducted from the proceeds of these notes. A portion of $15,000 had been converted into shares of Series F Convertible Preferred Stock.	75,000	75,000

Short-term loans advanced by an officer and a service provider, carrying no interest and due on demand. The loan was repaid in 2010.	-0-	17,063

Promissory note issued in October 2009, with interest paid as a lump sum amount of $1,250, due on demand. The note was repaid in 2010.	-0-	25,000

Promissory note issued in December 2009, carrying interest at 12% per year, due on January 23, 2010. The note was repaid in 2010.	-0-	50,000

Seventeen promissory notes, issued in November and December 2009 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 15% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Approximately 4 promissory notes converted into common stock at a price of $0.02 per common share in June 2010.	1,037,000	-0-

Less unamortized discount for stock issued with notes	(307,910)	-0-

Six promissory notes, issued in the first quarter of 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 15% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Approximately 5 promissory notes have converted into common stock at a price of $0.02 per common share in June 2010.	50,000	-0-

Less unamortized discount for stock issued with notes	(16,731)	-0-

Seven promissory notes, issued in the second quarter of 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 15% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20,2010. The notes and interest accrued thereon are payable in five quarterly installments beginning 18 months after issue. Approximately 4 promissory notes have converted into common stock at a price of $0.02 per common share in June 2010.	292,760	-0-

Less unamortized discount for stock issued with notes	(94,486)	-0-

Twenty-five promissory notes, issued in November and December 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1 :1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 month promissory note for $100,000, carrying interest at 15% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue.  Notes in the aggregate principal amount of $2,918,972 and accrued interest totaling $300,816 held by twelve investors were exchanged into 32 Units in November and December 2009.  Approximately 13 Units converted into common stock at a price of $0.02 per common share in June 2010..
	1,970,549	-0-

Purchase order financing note issued in May 2010, carry interest at 24% per year and due on demand.	100,000	-0-

Promissory note issued in September 2010, carry interest at 7% per year due July 1, 2011.	61,930	-0-

Four promissory notes, issued in August 2010. The Notes bear interest at 15% per annum and installment payments of principal and interest are payable as follows: 25% of the original principal amount and all accrued interest shall be paid on or before October 10, 2010, and thereafter, 15% of the original principal and interest shall be paid on or before January 10th, April 10th, July 10th and October 10th of each year until the maturity date of January 10, 2012. The notes are now in default are due on demand.	825,000	-0-

Total Short Term Debt	$5,337,712	$1,979,565

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

DEBT (Continued)

Long-term debt is as follows:

	December 31	December 31
	2010	2009

Twenty promissory notes, issued in November and December 2009 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 12% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share is convertible into 120,000 common shares. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. A total of 14 Units have been sold to 16 investors at a price of $100,000 per unit.	$-0-	$1,472,050

Less unamortized discount for stock issued with notes	-0-	(758,503)

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
	-0-	3,219,788

Total Long Term Debt	$-0-	$3,933,335

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
December 31, 2010 and 2009

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

On November 10, 2009, as part of the debt restructuring plan the Company also exchanged $7,361,747 of its debt into an aggregate of approximately 22,014.96 shares of the Company’s Series E Preferred stock (the “Series E Preferred”), which will convert into 2,629,195 common shares, as discussed below.  The Company has recorded a gain of approximately $5.9 mil as a result of the debt forgiveness based on the fair value of the common shares on a converted basis on the date of the exchange.

Each share of Series E Preferred automatically will convert into 125 shares of the Company’s common stock if and when the Amendment is effected. Series E Preferred has no liquidation preference, no right to receive dividends and votes along with the holders of the Company’s common stock on an “as if” converted basis on any matters on which the holders of the Company’s common stock are entitled to vote. In addition, Series E Preferred will be subject to anti-dilution protection providing for adjustments to the conversion rate upon certain events relating to the Company, including: (i) subdivision or combination of common stock; (ii) dividends or distributions of common stock; (iii) reclassification of the common stock into a security other than the common stock; or (iv) consolidation or merger of the Company with or into another corporation.

On November 11, 2009, the Company also issued an aggregate of 806,516 shares of its common stock to certain individuals and entities, primarily for consulting services rendered to the Company. These persons and entities included the three first position secured creditors.

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

In the first half of 2010, Inergetics, Inc. (the “Company”), along with its wholly-owned subsidiary, Millennium Biotechnologies, Inc. (the “Subsidiary”), raised $1,182,500 from the sale of 11.825 units (the “Units”), each Unit consisting of a Senior Secured 12% thirty month $100,000 Note (a “Unit Note”) and 100 shares of the Company’s Series F convertible preferred stock (the “Series F Preferred”) in a private placement ( the “Private Placement”).  The issuance of these securities was part of the Company’s restructuring plan, and the securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Unit Notes have a term of 30 months and bear interest at the rate of 12% per annum. Installments of principal and interest will commence on the first business day of the calendar quarter following 18 months from the date of issuance and quarterly thereafter on the first business day of each calendar quarter in fixed payments in the amount of $25,372 each until the maturity date, on which date any remaining principal and interest shall be due and payable in full. The Unit Notes are guaranteed by the Subsidiary and secured by a first lien and security interest in all of the assets of the Company and the Subsidiary.

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

The Company previously issued Unit Notes (the “Unit Notes”) in the aggregate principal amount of $5,972,098 of which Unit Notes in the aggregate principal amount of $3,350,309 remain outstanding. The Collateral Agents and the collateral agents for the Unit Notes (the “Unit Note Collateral Agents”) entered into an intercreditor agreement (the “Intercreditor Agreement”) pursuant to which the security interest in the Collateral is shared pari passu by the Collateral Agents, for its benefit and the benefit of the holders of the Notes, with the Unit Note Collateral Agents, for its benefit and the benefit of the holders of the Unit Notes.

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

At December 31, 2009, the Company had several unit notes payable to accredited investors and related parties with a total outstanding balance of $2,621,789, due on demand.  In June 2010, the Company reached an agreement with the investors to convert the debt into equity in full settlement of the notes plus interest.  At the date of conversion, the carrying amount of the debt payable exceeded the fair market value of the equity transferred by $239,700.  A gain of $239,700 has been included in the Statement of Operations in 2010 for the extinguishment of debt, representing $0.01 per share.

Troubled Debt Restructuring

At December 31, 2009, the Company had promissory notes issued to two accredited investors with an outstanding balance of $375,000, due on demand.  In May 2010, the Company reached an agreement with the investors to convert the debt into equity in full settlement of the note plus interest.  At the date of conversion, the carrying amount of the debt payable and accrued interest exceeded the fair market value of the equity transferred by $44,797; a gain of $44,797 has been included in the Statement of Operations in 2010 for the extinguishment of debt, representing less than $0.01 per share.

At December 31, 2009, the Company had a 14% promissory note issued to one accredited investor with an outstanding balance of $50,000, due on demand.  In June 2010, the Company reached an agreement with the investor to convert the debt into equity in full settlement of the note plus interest.  At the date of conversion, the carrying amount of the debt payable exceeded the fair market value of the equity transferred by $40,100; a gain of $40,100 has been included in the Statement of Operations in 2010 for the extinguishment of debt, representing less than $0.01 per share.

During 2010, the Unit Note Collateral Agents received 10,000,000 shares each for a total of 30,000,000 shares to release collateral at a fair value of $600,000. A loss of $600,000 has been included in the Statement of Operations in 2010 for the extinguishment of debt.

9.  INCOME TAX

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any tax positions that should not be recognized under FASB ASC 740-10.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate	(34.0)%
State Income Tax, Net of Federal Benefit	(5.94)%
Effective Income Tax Rate	(39.94)%
Effect on valuation allowance	39.94%
Effective Income Tax Rate	0.0%

As of December 31, 2010, the Company has net operating loss carry forwards of approximately $54,600,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Net operating loss carry forwards expire starting in 2024 through 2029.  Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAX, (Continued)

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

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2010	2009
Deferred tax asset	16,400,000	14,300,000
Less: Valuation Allowance	(16,400,000)	(14,300,000)
Net Deferred Tax Assets	$-	$-

10.  EMPLOYMENT AGREEMENTS

Pursuant to an amended and restated employment agreement, Mark C. Mirken is employed as the President and Chief Executive Officer of the Company and Millennium.  The Agreement terminates on November 1, 2014; provided, Mr. Mirken has the right to extend the term of employment for two additional years.  Pursuant to the Agreement, Mr. Mirken currently receives a base annual salary of $306,000 per year.  In addition, during the term of the Agreement, in the event that annual gross revenues exceed $15 million, Mr. Mirken is entitled to receive an annual bonus equal to .5% of the gross revenues.  Such bonus increases to 1.0% if the gross margin percentage is 30%, 1.75% if it is 35% and 2.5% if it is 45%. Mr. Mirken also received Performance Shares .  Pursuant to the Agreement Mr. Mirken also is entitled to a gross-up of his base salary to create a neutral tax impact for the issuance of any shares or options to him under the Agreement.  Mr. Mirken also receives a $2,000 per month automobile reimbursement and standard benefits available to other executive officers.

The Agreement terminates upon Mr. Mirken’s death and may be terminated at the option of the Company as a result of Mr. Mirken’s disability or for “cause” as defined in the Agreement.  Mr. Mirken has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. Mirken’s death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. Mirken is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. Mirken terminates the Agreement for “good reason”, the Company shall pay to Mr. Mirken his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Mirken as of the date of the termination.  The Agreement also provides for Mr. Mirken is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without “cause” or by Mr. Mirken for “good reason”. Mr. Mirken also received 12,150 E preferred (which subsequently converted into 1,518,750 shares of Common Stock) and Performance Shares.

Pursuant to an amended and restated employment agreement, Carl Germano is employed as the Chief Science Officer of Millennium.  The Agreement terminates on November 1, 2014; provided, Mr. Germano has the right to extend the term of employment for two additional years.  Pursuant to the Agreement, Mr. Germano currently receives a base annual salary of $150,000 per year which increases to $200,000 per year in the event (a) the Company's annual revenues exceed $15,000,000; (b) the Company enters into a licensing agreement with an unrelated third party where the minimum upfront licensing fee is no less than $3,000,000; or (c) the Company achieves two quarters of positive cash flow.  In addition, during the term of the Agreement, Mr. Germano is entitled to receive an annual bonus at the discretion of the Company.  Mr. Germano also received 114.1667 E Preferred (which subsequently converted into 18,021 shares of Common Stock) and Performance Shares.

INERGETICS, INC. AND SUBSIDIARY
(f/k/a Millennium Biotechnologies Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYMENT AGREEMENTS, (Continued)

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

11.	CAPITAL STOCK

a)	Series B, C, D Convertible Preferred Stock

Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company’s common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses.  Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired.  There are no cumulative cash dividends payable as of December 31, 2010.  Convertible Series D preferred shares ("Series D") are non-dividend bearing and are convertible into shares of the Company’s common stock at the option of the Company and are subject to adjustment in accordance with certain anti-dilution clauses.  All Series D Preferred Shares were converted into common stock in April 2002.

a.1)	Voting Rights
The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote.

a.2)	Dividend Restrictions

No cash dividends may be declared or paid on the Company’s common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock.  No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding.  There are no cumulative cash dividends payable as of December 31, 2010.

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

(1) Plus any dividend in arrears.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

(4)           Mandatory Conversion of E Preferred.  All of the shares of E Preferred shall be automatically converted into shares of Common Stock at the Conversion Rate then in effect (a "Mandatory Conversion").  The “Conversion Rate” is 10,000 shares of Common Stock for each share of E Preferred.  All issued and outstanding shares of E Preferred converted into shares of common stock on March 15, 2010 at the rate of 10,000 shares of common stock for each share of E Preferred.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

 (b)  Until such time as the Company has achieved annual EBITDA (as defined in the agreement) of at least $10,000,000, the consent of a majority of the holders of the outstanding shares of F Preferred, voting as a separate class, shall be required to approve: (i) any offer, sale, designation or issuance of any security senior to or pari passu with the F Preferred; (ii) the repurchase or redemption of capital stock of the Company (except from employees at cost upon termination); (iii) any increase or decrease in the number of authorized shares of Common Stock or Preferred Stock; (iv) any amendment to the Certificate of Incorporation or other governing documents of the Company; (v) any alteration or change to the rights, preferences or privileges of the F Preferred, by merger, consolidation or otherwise; (vi) the entry into the sale or exclusive license of all or substantially all the assets of the Company, mergers, consolidations, other business combinations, recapitalizations and liquidations; (vii) any acquisition of the stock or assets of any other entity; (viii) any dividends or distributions on the Company’s capital stock;  and (ix) the expansion into any new businesses.  The foregoing will apply to any subsidiary or controlled affiliate of the Company.

(4)           Conversion of F Preferred.  At the option of the holder each share of F Preferred may be converted into fully paid and non-assessable shares of the Company’s Common Stock at the rate of 120,000 shares of Common Stock for each share of F Preferred.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

12.  OPTIONS

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan").  The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan.  The Plan provided for the grant of options for up to 500,000 shares.  The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted.  If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant.  Millennium had no options issued pursuant to this Plan since December 31, 2008.

The granting of the following Company stock options was not under a formal stock option plan.

Information regarding the Company’s stock options and warrants for fiscal years ended December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	80,863	$36.80	80,863	$36.80
Options expired	80,863		-	-
Options granted	-		-
Options cancelled	-		-
Options outstanding - end of year	-0-	$-	80,863	$36.80

Stock price at end of year	$0.0032		$0.01

There were no stock options which expired during the fiscal year ended December 31, 2009.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

OPTIONS, Continued

	December 31, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Option price range for exercised shares	-	$-	-	$-
Options available for grant at end of year	-	$-	-	$-

Warrants outstanding - beginning of year	641,650	$8.00	637,677	$17.60
Warrants exercised	162,400	0.08	-	-
Warrants granted	-	-	224,900	4.80
Warrants expired	238,220	9.60	220,927	32.00

Warrants outstanding - end of year	241,030	$7.20	641,650	$8.00

Warrants price range at end of year	$8.00 - $60.00		$0.08 - $60.00

Warrants price for exercised shares	$ 0.08		$

Warrants available for grant at end of year	N/A	N/A	N/A	N/A

The weighted exercise price and weighted fair value of options and warrants granted by the Company for years ended 2010 and 2009, are as follows:

	December 31, 2010		December 31, 2009
	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of options and warrants granted during the year whose exercise price exceeded fair market value at the date of grant	$-	$-	$16.00	$0.80

Weighted average of options and warrants granted during the year whose exercise price was equal or lower than fair market value at the date of grant	$-	$-	$0.08	$0.80

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

OPTIONS AND WARRANTS, Continued

The following table summarizes information about fixed-price warrants outstanding at December 31:

Range of Exercise Prices	Number Outstanding at December 31, 2010	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.08	-	0 Mo’s	$0.08	162,400	$0.08
$8.00	160,864	6 Mo’s	$8.00	303,282	$8.00
$9.60 – 16.00	67,665	32 Mo’s	$9.60 – 16.00	148,780	$13.60
$20.00 – 60.00	12,500	22.Mo’s	$20.00 – 60.00	27,188	$36.00
	241,029			641,650

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

Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was income of $1,302,000 and an expense of $1,545,000 in 2010 and 2009, respectively.

In November 2010, management returned the 2009 stock grant back to the company. A liability of $248,000 is outstanding to management based on one half of the original grant, priced at the market valuation as of December 31, 2010.

13.  OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases.

In October 2001 the Company entered into a lease for 4,558 square feet of office space located in Basking Ridge, New Jersey. In October 2007 the Company extended its lease commitment for an additional 5 years commencing in December 2007, with an annual right to renew or cancel.  The terms of the lease provide for a rental fee of $10,635 per month, plus an allocated portion of certain operating expenses.  The lease is personally guaranteed by the Company’s former Chairman of the Board of Directors and former Chief Executive Officer Jerry E. Swon. In December 2007 the Company sublet a portion of the premises to a sub-tenant (“Sub-tenant 1”). Under the terms of the sub-lease, as amended, Sub-tenant 1 pays a rent of $4,000 per month.  Sub-tenant 1 ended its sublease on August 2009 and a second sub-tenant (“Sub-tenant 2”) took over the sublease.  Sub-tenant 2 subleased the space for $7,000 per month from August 2009 to present. In December 2009, the Company relocated its operations to a new facility in Paramus, New Jersey, and entered into a three-year lease for 1,724 square feet of office space, at a monthly rent of $2,299 plus utilities. To reduce the carrying cost of the Basking Ridge, NJ lease, the Company negotiated an informal agreement with a third sub-tenant (“Sub-tenant 3”) who began occupying these facilities in April 2010, along with the above Sub-tenant 2, paying approximately $6,440 per month.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

OPERATING LEASE COMMITMENTS, Continued

The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2010:

Year Ending December 31,
2011	171,000
2012	38,000
Total minimum payments required	$209,000

Net rent expense for the Company under operating leases for the years ended December 31, 2010 and 2009 was $26,232 and $82,972, respectively.
Total amount include leases in Basking Ridge, NJ and Paramus, NJ for 2010-2011.  In 2012, the amount only include lease in Paramus, NJ.
Millennium is currently engaged in a sublease at the Basking Ridge office.  There are two sub-tenants at the Basking Ridge, NJ premise.  The first sub-tenant pays a monthly rent of $7,000.  The second sub-tenant began payments of $6,440 per month in May 2010.

14.  RELATED PARTY TRANSACTIONS

In May 2009, the current holders of an aggregate of $2,700,000 principal amount of senior debt secured by the assets of the Company (“Senior Secured Notes”) threatened foreclose on the Senior Secured Notes as a result of the Company’s default under the terms of the Senior Secured Notes.  The perfected first lien and security interest securing the Senior Secured Notes were superior to all other liens, claims, judgments and other security interests in the Company.   In May, 2009, a group of three investors, including Ken Sadowsky, a director of the Company, Leon Frenkel and Seahorse Enterprises (collectively, the “Creditor Investors”), purchased all of the Senior Secured Notes. By purchasing the Notes, the Creditor Investors relieved the Company of the difficulties associated with the previous holders of the Senior Secured Notes and the threat of immediate foreclosure.  Also, the Creditor Investors provided an additional $924,000 in financing to the Company, enabling the Company to fund the manufacturing and production of products to fulfill outstanding key customer purchase orders.   In November 2009, the Creditor Investors converted all of the above debt into 32.2 Units in the Private Placement. The E Preferred converted into  shares of Common Stock on March 15, 2010. In June 2010, Ken Sadowsky and Seahorse Enterprises converted their unit notes into common stock which resulted in a gain of $281,628. The gain has been included in additional paid in capital.

As part of the debt restructuring discussed in “ Note 8., in November 2009, we granted management an aggregate of 15,500 shares of E Preferred (the “Performance Shares”), which represented such number of E Preferred that are convertible into common stock equal to 10% of the fully diluted common shares following December 15, 2009, the final closing date (the “Final Closing Date”) of the Private Placement.  Pursuant to these management grants, Mark C. Mirken received 12,150 shares of E Preferred, Frank Guarino received 1,500 shares of E Preferred and Carl Germano received 1,500 shares of E Preferred.  All of the foregoing shares of E Preferred automatically converted into shares of Common Stock on March 15, 2010 at the rate of 10,000 shares of Common Stock for each share of E Preferred.  In the event that the gross revenue of our subsidiary, Millennium Biotechnologies, Inc., for the 13 month period immediately following the Final Closing Date (the “Target Period”) is less than $15 million (the “Target Revenue”), the number of Performance Shares shall be reduced by 10% for each $1 million under the Target Revenue and such number of reduced Performance Shares shall be issue to the purchasers of the Units in the Private Placement based upon the percentage of Units purchased by each such purchaser.  The Target Period shall commence when we and/or our subsidiary have received at least $1,000,000 in working capital from any sources including from the net proceeds of the Private Placement.  The right to so reduce and reallocate any portion of the Performance Shares is dependent on the Target Period commencing within 60 days of the Final Closing Date.  Notwithstanding any of the foregoing, the Performance Shares shall not be reduced by more than 50% of the total Performance Shares issued.  In November, 2010 all of the shares were returned back to the Compnay. There remains a liability of $248,000 as of December 31, 2010.

During 2009, we also issued restricted stock awards to certain officers and directors, as follows:

Carl Germano was issued 750,000 common shares pursuant to a royalty waiver issued in 2008, and 300,000 common shares for special services performed.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

RELATED PARTY TRANSACTIONS, (Continued)

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

Mark Mirken is owed $165,882 for accrued wages as of December 31, 2010.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the twelve months ended December 31, 2010. The Company is currently evaluating the full impact of this guidance, but does not expect it to have a material impact on the disclosures in its consolidated financial statements in future filings.

In October 2009, new revenue recognition guidance was issued regarding arrangements with multiple deliverables. The new guidance permits companies to recognize revenue from certain deliverables earlier than previously permitted, if certain criteria are met. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

16. MAJOR VENDORS AND CUSTOMERS

The Company had three customers that comprised approximately 88% of revenue for the year ended December 31, 2010.  The largest customer comprised 43% of revenue, the second largest customer comprised 35% of revenue and the third customer comprised 10% of revenue.

For the sourcing of raw materials, procurement of inherent specialty ingredients, manufacture of bulk product; quality control and testing; and contact research assistance, the Company has retained the services of one vendor.

Inergetics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

17.  LITIGATION

All legal matters contained within this Note to the Financial Statement are reserved on the Company’s balance sheet as a liability as of December 31, 2010.

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

Growthink Inc. vs. Millennium Biotechnologies, Inc. filed on June 15, 2009 in the Superior Court of New Jersey, Law Division, Somerset-Special Civil Part, Case #DC-004225-09.  Growthink Inc. claims a total of $7,941.04 plus cost and attorney fees based upon Millennium Biotechnologies, Inc. failure to pay the plaintiff for the reasonable value of goods sold and delivered and/or services rendered by the plaintiff to the defendant.  On October 6, 2010 there was a levy on the Company’s bank and the settlement has been resolved.

First Insurance Fund vs. Millennium Biotechnologies filed on November 18, 2010 in the Superior Court of New Jersey, Civil Division, Somerset/Hunterdon-Special Civil Part, Case# SOM-DC007284-10.  First Insurance Fund claims a total of $13,489.99 including costs and fees based upon Millennium Biotechnologies failure to pay the plaintiff for Insurance invoices.  On February 28, 2011, there was a levy on Millennium’s bank account in the amount of $1,644.

18.  SUBSEQUENT EVENTS

On February 3, 2011, the Company raised $450,000 through the issuance of 30 month Secured Promissory Note to the investors which will bear interest at 10% per annum and will have the right to convert into common stock. The note holders have the right to convert principal and any accrued but unpaid interest into shares of Common Stock at the volume weighted average price of the Company’s Common Stock for the ten trading day period commencing on the fifth trading day after the date of the public announcement of the transactions in a Current Report on Form 8-K. The Conversion Price shall not be greater than $0.20 or less than $0.08.

On May 4, 2011 the Company signed a Summary of Debt Reorganization and Financing and obtained a commitment from Seahorse Enterprises, LLC to fund up to $2,000,000.  The investment is subject to the Company getting the holders of at least 80% of the unsecured debt, excluding trade payables to convert to common stock.  The Company must also get 90% of the holders of the secured debt to exchange it for Series G preferred stock which is junior to all debt.  Seahorse Enterprises, LLC. has provided $575,000 of the funding commitment.  The funding commitment shall be issued a 30 month Secured Promissory Note until such conversion has occured.  Once the debt has been converted the 30 months Secured Promissory Note shall convert into the Series G preferred stock.

