Form 10-Q
period 2011-03-31
INERGETICS INC
filed 2011-06-14
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2011

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
Yes ☐ No ☒

As of June 10, 2011, 23,756,132 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I  - Item 1
INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$733	$1,089
Accounts receivable, net	2,175	1,245
Inventories, net	107,794	126,721
Prepaid expenses	170,252	254,234
Total Current Assets	280,954	383,289

Patents, net	5,950	6,094
Deposits	23,651	23,651
Total Assets	$310,555	$413,034
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,510,017	$3,424,211
Obligations to be settled in stock	248,000	248,000
Customer Prepayments	24,625	17,798
Short-term debt, net of unamortized debt discount	6,028,429	5,337,712
Total Current Liabilities	9,811,071	9,027,721

Commitment and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, par value $1:
Convertible Series B, 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, 0 shares issued and outstanding	-	-
Convertible Series E, 0 shares issued and outstanding	-	-
Convertible Series F, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 23,756,132	23,757	23,757
Additional paid-in capital	61,968,508	61,968,508
Accumulated Deficit	(71,687,826)	(70,801,997)
Total Stockholders’ Deficit	(9,500,516)	(8,614,687)

Total Liabilities and Stockholders’ Deficit	$310,555	$413,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Total Revenues	$ 14,074	$108,632
Cost of Goods Sold	8,463	67,995
	5,611	40,637

Research and development cost	13,750	13,611
Selling, general and administrative expense	579,451	699,201
Total operating expenses	593,201	712,812

Loss from Operations	(587,590)	(672,175)

Other Income (Expense)
Miscellaneous income (expense)	-	66,740
Amortization of debt discount	(70,717)	(93,203)
Interest and financing cost, net	(227,522)	(330,056)
Total Other Income (Expense)	(298,239)	(356,519)
Loss before Provision for Income taxes	(885,829)	(1,028,694)

Provision for Income Taxes	-	-
Net Loss	$ (885,829)	$(1,028,694)

Net Loss per Common Share - Basic and Diluted	$ (0.04)	$(0.21)

Weighted Average Number of common shares outstanding - Basic and Diluted	23,756,132	4,999,110

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(885,829)	$(1,028,694)
Adjustments to Reconcile Net Loss to Net Cash used in Operations
Depreciation and amortization	144	514
Adjustment to inventory reserve	-	(48,385)
Amortization of debt discount	70,717	93,203

Changes in Assets and Liabilities
Accounts receivable	(930)	37,686
Inventories	18,927	16,389
Prepaid expenses	83,982	14,986
Customer prepayments	6,827	-
Accounts payable and accrued expenses	85,806	378,688
Net Cash Used in Operating Activities	(620,356)	(535,613)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	650,000	585,000
Repayment of loans and notes payable	(30,000)	(50,000)
Net Cash Provided by Financing Activities	620,000	535,000

Net Decrease in Cash	(356)	(613)
Cash at beginning of period	1,089	2,370
Cash at end of period	$733	$1,757

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$6,100	$2,250
Income Taxes	$-	$-

Schedule of non-cash investing and financing activities:

Stock issued in conjunction with Notes Payable
“Debt Discount”	$-	$319,091

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary.  These condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

In January 2011 The Board of Directors approved a reverse split of 1 for 80.  The financial statements have retroactively restated common shares to the earliest presentation reported along with the earnings per share calculation.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Principles of Consolidation

The Company’s operations presently consist almost exclusively of the operations of Millennium.  The condensed consolidated financial statements include the accounts of the Company and its subsidiary.  All significant inter-company transactions and balances have been eliminated.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and the cash flows for the three months ended March 31, 2011 and 2010, have been included.

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

Patents

Patents are capitalized and amortized over 240 months.  Amortization expense was $144 for the three months ended March 31, 2011 and 2010, respectively.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).   Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Awards

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company did not issue any stock options during the year ended December 31, 2010 and the period ended March 31, 2011.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2011, and 2010..

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the three months ended March 31, 2011 and 2010, therefore the basic and diluted weighted average common shares outstanding were the same.

Fair Value of Financial Instruments

For financial instruments including cash, accounts receivable and prepaid expenses, short-term debt, accounts payable and accrued expenses, it was assumed that the carrying values approximated fair value because of their short-term maturities.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Reclassification

Certain reclassifications have been made to the prior year balances to conform to the current year’s presentation.

2.	GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has working capital deficits, significant debt outstanding, incurred substantial net losses for the three months ended March 31, 2011 and 2010 and has accumulated a deficit of approximately $72 million at March 31, 2011. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4.  INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s SURGEX®, RESURGEX ESSENTIAL® and RESURGEX ESSENTIAL PLUS® product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories consist of the following:

	March 31,	December 31,
	2011	2010
Finished Goods	$70,833	$89,759
Work in Process	10,542	-
Raw Materials	19,415	19,415
Packaging	14,084	24,627
	114,874	133,801
Less: Reserve for losses	(7,080)	(7,080)
Total	$107,794	$126,721

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010
Accounts payable	$1,230,165	$1,397,161
Accrued interest	1,321,466	1,100,044
Accrued rent expense	135,875	138,711
Accrued salaries, bonuses and payroll taxes	601,507	528,314
Owed to officer	165,882	165,882
Accrued professional fees	55,122	94,099

	$3,510,017	$3,424,211

6. SHORT-TERM DEBT, NET OF UNAMORTIZED DEBT DISCOUNT

In 2011, the Company raised $650,000 through the issuance of a 30 month Secured Promissory Note to the investors which will bear interest at 10% per annum and will have the right to convert into common stock.  The note holders have the right to convert principal and any accrued but unpaid interest into shares of Common Stock at the volume weighted average price of the Company’s Common Stock for the ten trading day period commencing on the fifth trading day (at that point the conversion rate becomes a fixed price) after the date of the public announcement of the transactions in a Current Report on Form 8-K.  This fifteen day period represents a potential derivative liability which management has deemed immaterial.  The conversion price shall not be greater than $0.20 or less than $0.08.

7.  SUBSEQUENT EVENTS
On May 4, 2011 the Company signed a Summary of Debt Reorganization and Financing and obtained a commitment from Seahorse Enterprises, LLC (a related party) to fund up to $2,000,000.  The investment is subject to the Company getting the holders of at least 80% of the unsecured debt, excluding trade payables to convert to common stock.  The Company must also get 90% of the holders of the secured debt to exchange it for Series G preferred stock, which is junior to all debt.  Seahorse Enterprises, LLC. has provided $575,000 of the funding commitment as of June 10, 2011 in which $200,000 was funded in the quarter ended March 31, 2011.  The funding commitment shall be issued a 30 month Secured Promissory Note until such conversion has occurred.  Once the debt has been converted, the 30 months Secured Promissory Note shall convert into Series G preferred stock which will pay a dividend quarterly, for an annual yield of 10%..

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

Results of Operations for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the quarter ended March 31, 2011 totaled $14,074, a decrease of 87% from the quarter ended March 31, 2010 which totaled $108,632.  The primary reason for the significant decrease was due to lack of sales to our Canadian distributor for the quarter ended March 31, 2011.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2011 amounted to $5,611 for a 40% gross margin. Gross profits decreased $35,026 or 86% for the quarter ended March 31, 2011 compared to $40,637 for the quarter ended March 31, 2010.  The decrease in gross profits is a result of lower revenue due to no orders from our Canadian distributor, Ferring, Inc.

After deducting research and development costs of $13,750 and selling, general and administrative expenses of $579,451, the Company realized an operating loss of $587,590 for the quarter ended March 31, 2011.  Operating losses of $587,590 decreased $84,585 or 13% as compared to the first quarter of 2010 operating loss of $672,175.  Non-operating expenses totaled $298,239 for the quarter ended March 31, 2011 a decrease of 16% or $58,280 as compared to $356,519 for the quarter ended March 31, 2010.  The decrease in non-operating expenses of $58,280 was primarily due to an decrease of $66,740 of miscellaneous income the majority being the reverse of an inventory reserve and a reduction in interest expense of $102,534 due to less debt outstanding.

The net result for the quarter ended March 31, 2011 was a loss of $885,829 or $0.04 per share, compared to a loss of $1,028,694 or $0.21 per share for the first quarter of 2010.  The net loss for the first quarter of 2011 decreased by $142,865 or 14% as compared to the first quarter of 2010, primarily due to reduction in selling, general and administrative expenses.  Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the three months ended March 31, 2011 and the year ended December 31, 2010 and has accumulated a deficit of $71,687,826 at March 31, 2011. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the three months of 2011, the Company obtained new debt from the issuance of promissory notes that supplied the majority of the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms.  Such new borrowings resulted in the receipt by the Company of $650,000 in the quarter ended March 31, 2011, and $375,000 subsequent to the quarter ended March 31, 2011.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $9,530,117.  During the first three months of 2011 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the March 31, 2011, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of March 31, 2011, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 and March 31, 2011:

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

- None

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

INERGETICS, INC.

Date: June 14, 2011	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer