Form 10-Q
period 2011-06-30
INERGETICS INC
filed 2011-08-15
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2011

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
Yes ☐ No ☒

As of August 3, 2011, 23,756,132 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I  - Item 1
INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$5,073	$1,089
Accounts receivable, net	23,173	1,245
Inventories, net	79,012	126,721
Prepaid expenses	87,014	254,234
Total Current Assets	194,272	383,289

Patents, net	5,806	6,094
Deposits	23,651	23,651
Total Assets	$223,729	$413,034
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,719,441	$3,424,211
Obligations to be settled in stock	248,000	248,000
Customer Prepayments	59,976	17,798
Short-term debt, net of unamortized debt discount	6,474,932	5,337,712
Total Current Liabilities	10,502,349	9,027,721

Commitment and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, authorized 500,000, par value $1:
Convertible Series B, 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, 0 shares issued and outstanding	-	-
Convertible Series E, 0 shares issued and outstanding	-	-
Convertible Series F, 0 shares issued and outstanding	-	-

Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 23,756,132	23,757	23,757
Additional paid-in capital	61,968,508	61,968,508
Accumulated Deficit	(72,465,930)	(70,801,997)
Total Stockholders’ Deficit	(10,278,620)	(8,614,687)

Total Liabilities and Stockholders’ Deficit	$223,729	$413,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total Revenues	$90,141	$15,277	$104,215	$123,909
Cost of Goods Sold	47,323	5,436	55,786	73,431
	42,818	9,841	48,429	50,478

Research and development cost	3,698	1,755	17,448	15,366
Selling, general and administrative expenses	502,552	922,723	1,082,003	1,715,127
Total operating expenses	506,250	924,478	1,099,451	1,730,493

Loss from Operations	(463,432)	(914,637)	(1,051,022)	(1,680,015)

Other Income (Expense)
Gain incurred in connection with debt restructuring, net	-	356,100	-	356,100
Miscellaneous income (expense)	-	(23,588)	-	43,152
Amortization of debt discount	(71,503)	(146,381)	(142,220)	(239,584)
Interest expense	(243,169)	(368,101)	(470,691)	(564,657)
Financing expense	-	(3,342,335)	-	(3,382,632)
Total Other Income (Expense)	(314,672)	(3,524,305)	(612,911)	(3,787,621)
Loss before Provision for Income taxes	(778,104)	(4,438,942)	(1,663,933)	(5,467,636)

Provision for Income Taxes	-	-	-	-

Net Loss	$(778,104)	$(4,438,942)	$(1,663,933)	$(5,467,636)
Net Loss per Common Share Basic and Diluted	$(0.03)	$(0.30)	$(0.07)	$(0.56)
Weighted Average Number of
Common Shares Outstanding – Basic And Diluted	23,756,132	14,583,976	23,756,132	9,818,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(1,663,933)	$(5,467,636)
Adjustments to Reconcile Net Loss to
Net Cash used in Operations
Depreciation and amortization	288	1,028
Adjustment to inventory reserve	-	(48,385)
Amortization of debt discount	142,220	239,584
Equity securities issued for interest and Financing expense	-	3,810,510
Extinguishment of debt	-	(356,100)

Changes in Assets and Liabilities
Accounts receivable	(21,928)	(3,299)
Unit Note Subscriptions receivable	-	(35,000)
Inventories	47,709	45,579
Prepaid contract sales	-	166,667
Prepaid expenses	167,220	184,755
Customer prepayments	42,178	-
Liability for stock to be issued	-	60,000
Accounts payable and accrued expenses	295,230	193,490
Net Cash Used in Operating Activities	(991,016)	(1,208,807)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,025,000	1,282,500
Repayment of loans and notes payable	(30,000)	(75,000)
Net Cash Provided by Financing Activities	995,000	1,207,500

Net Increase (Decrease) in Cash	3,984	(1,307)
Cash at beginning of period	1,089	2,370
Cash at end of period	$5,073	$1,063

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$15,671	$2,250
Income Taxes	$-	$-

Schedule of non-cash investing and financing activities:

Stock issued in conjunction with Notes Payable “Debt Discount”	$-	$769,296

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

In January 2011 The Board of Directors approved a reverse split of 1 for 80. The financial statements have retroactively restated common shares to the earliest presentation reported along with the earnings per share calculation. The reverse split was approved by FINRA and was effective July 15, 2011.

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

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $288 and $144 for the six and three months ended June 30, 2011 and 2010, respectively.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Stock-Based Awards

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company did not issue any stock options during the year ended December 31, 2010 and the period ended June 30, 2011.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended June 30, 2011, and 2010.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the six and three months ended June 30, 2011 and 2010, therefore the basic and diluted weighted average common shares outstanding were the same.

Fair Value of Financial Instruments

For financial instruments including cash, accounts receivable and prepaid expenses, short-term debt, accounts payable and accrued expenses, the carrying values approximate the fair value because of the nature of these accounts and their short-term maturities.

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

However, the Company has working capital deficits, significant debt outstanding, incurred substantial net losses for the six months ended June 30, 2011 and 2010 and has accumulated a deficit of approximately $72 million at June 30, 2011. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Finished Goods	$34,452	$89,759
Work in Process	18,168	-
Raw Materials	19,415	19,415
Packaging	14,057	24,627
	86,092	133,801
Less: Reserve for losses	(7,080)	(7,080)
Total	$79,012	$126,721

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	June 30,	December 31,
	2011	2010
Accounts payable	$1,161,550	$1,397,161
Accrued interest	1,555,064	1,100,044
Accrued rent expense	135,875	138,711
Accrued salaries, bonuses and payroll taxes	594,655	528,314
Loan from officer	165,882	165,882
Accrued professional fees	106,415	94,099

	$3,719,441	$3,424,211

6. SHORT-TERM DEBT, NET OF UNAMORTIZED DEBT DISCOUNT

In 2011, the Company raised, from three related parties’ $1,025,000 through bridge financing, which is in the process of being refinanced into a 30 month Secured Promissory Note to the investors which will bear interest at 10% per annum and will have the right to convert into common stock. The note holders have the right to convert principal and any accrued but unpaid interest into shares of Common Stock at the volume weighted average price of the Company’s Common Stock for the ten trading day period commencing on the fifth trading day (at that point the conversion rate becomes a fixed price) after the date of the public announcement of the transactions in a Current Report on Form 8-K which was filed on July 15, 2011. This fifteen day period represents a potential derivative liability which management has deemed immaterial. The conversion price shall not be greater than $0.20 or less than $0.08.

7. SUBSEQUENT EVENTS

On July 15, 2011 the Company filed a Form 8-K which included the following:

•
Summary of Debt Reorganization and Financing and obtained a commitment from Seahorse Enterprises, LLC (a related party) to fund up to $2,000,000. The investment is subject to the Company getting the holders of at least 80% of the unsecured short term debt, to convert to common stock. The Company must also get 90% of the holders of the secured short term debt to exchange it for Series G preferred stock, which is junior to all debt. Seahorse Enterprises, LLC. has provided $700,000 of the funding commitment as of July 1, 2011 of which $575,000 was funded in the six month period ended June 30, 2011. Seahorse Enterprises, LLC shall be issued a 30 month Secured Promissory Note for the early funding of this funding commitment. Once the debt has been converted, the 30 month Secured Promissory Note shall convert into Series G preferred stock, at an exchange rate of one share of Series G preferred for every $50 of debt, which will pay a dividend quarterly, for an annual yield of 10%. The Series G is convertible into common stock, at the option of the holder, at the conversion

 INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUBSEQUENT EVENTS, Continued

price based on the volume weighted average price of the Company’s Common Stock for the ten trading day period commencing on July 25, 2011 and include certain price protection features.

•
The Board of Directors designated 200,000 authorized shares of preferred stock as Series G preferred. Series G preferred are entitled to vote equal to the common shares entitled to, if converted. Such stock will have a par value of $1 and a stated value of $50 and a liquidation preference equal to the stated value. In addition, the holders have the right to convert the principal amount and any accrued but unpaid interest under the First Position Bridge Notes (as defined in the July 15, 2011 8-K) into shares of common stock at the following rate per share: the volume weighted average price of the Company’s Common Stock for the ten trading day period commencing on July 25, 2011. Notwithstanding the foregoing, the conversion price shall not be greater than $0.20 or less than $0.08.

•
The employment agreement of CEO Mark Mirken shall be amended effective as of January 1, 2011 to reduce his salary to $175,000 per annum until the Company reaches three consecutive fiscal quarters of positive net income at which point his annual salary will increase to $240,000.

•
The employment agreement of CFO Michael James shall be amended effective as of January 1, 2011 to reduce his salary to $150,000 per annum until the Company reaches three consecutive fiscal quarters of positive net income at which point his annual salary will increase to $200,000. Michael James will also receive a bonus of $25,000 in common stock once the holders of at least 80% of the unsecured debt, excluding trade payables convert to common stock and 90% of the holders of the secured debt to exchange it for Series G preferred stock. Michael James shall convert his accrued salary of $100,000 into common stock at the conversion price based on the volume weighted average price of the Company’s Common Stock for the ten trading day period commencing on the fifth trading day after the date of the first public announcement of Transactions in a Current Report of Form 8-K..

•
The employment agreement of COO Frank Guarino shall be amended effective as of January 1, 2011 to reduce his salary to $100,000 per annum until the Company reaches three consecutive fiscal quarters of positive net income at which point his annual salary will increase to $150,000.

•
The Company shall enter into a consulting agreement with Kenneth Sadowsky, one of the Company’s directors, Seahorse Enterprises, LLC and the Primary Creditor (collectively, the “Investor Group”). The Investor Group for their assistance in structuring the above referenced transactions shall be paid a fee of $360,000 upon the consummation of the transactions, payable in common stock based on the volume weighted average price of the Company’s common stock for the ten trading day period commencing on the thirtieth calendar day after the Company effects the one-for-eighty reverse split approved by the Company’s stockholders in March 2010.

•
The Company’s Board of Directors has approved a Management Warrant Grant. Upon the earlier of November 1, 2011 or the date upon which the First and Second Equity Offerings have been completed or terminated the Company’s management shall be granted Management Warrants exercisable for such shares of Common Stock equal, in the aggregate, to 11% of the “fully diluted” shares of the Company’s Common Stock as of the Determination Date, less 2,189,050 shares. The Management Warrants will be exercisable for a period of ten years at an exercise price as to not cause a taxable event to management or the Company. The holders of the Management Warrants will be restricted from selling the shares issuable upon the exercise of Management Warrants for 15 months from the date of the grant of the Management Warrants.

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

Results of Operations for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the quarter ended June 30, 2011 totaled $90,141, an increase of 490% from the quarter ended June 30, 2010 which totaled $15,277. The primary reason for the significant increase was due to a foreign distributor placing an order and the Company fulfilling the order in the second quarter ended June 30, 2011 versus the first quarter which was done in 2010.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2011 amounted to $42,818 for a 48% gross margin as compared to 64% in the quarter ended June 30, 2010. Gross profits increased $32,977 or 335% for the quarter ended June 30, 2011 compared to $9,841 for the quarter ended June 30, 2010.  The increase in gross profits is a result of higher revenue from a foreign distributor.

After deducting research and development costs of $3,698 and selling, general and administrative expenses of $502,552, the Company realized an operating loss of $463,432 for the quarter ended June 30, 2011.  Operating losses of $463,432 decreased $451,205 or 49% as compared to the second quarter of 2010 operating loss of $914,637.

Other Income (Expense) totaled $314,672 for the quarter ended June 30, 2011 a decrease of 91% or $3,209,633 as compared to $3,524,305 for the quarter ended June 30, 2010.  The decrease in other income (expenses) of $3,209,633 was primarily due to a decrease of $3,467,267 of interest expense and financing expense resulting from the conversion of Unit Notes offset by a gain incurred in connection with debt restructing..

The net result for the quarter ended June 30, 2011 was a loss of $778,104 or $0.03 per share, compared to a loss of $4,438,942 or $0.30 per share for the second quarter of 2010. The net loss for the second quarter of 2011 decreased by $3,660,838 or 82% as compared to the second quarter of 2010, primarily due to reduction in selling, general and administrative expenses and the reduction in interest and financing cost. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed, character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the six months ended June 30, 2011 totaled $104,215, a decrease of 16% from the six months ended June 30, 2010 which totaled $123,909. The primary reason for the decrease was due to the weak U.S. dollar from foreign sales.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the six months ended June 30, 2011 amounted to $48,429 for a 46% gross margin as compared to 41% in the six months ended June 30, 2010. Gross profits decreased $2,049 or 4% for the six months ended June 30, 2011 compared to $50,478 for the six months ended June 30, 2010.  The decrease in gross profits is a result of the weak U.S. dollar from foreign sales.

After deducting research and development costs of $17,448 and selling, general and administrative expenses of $1,082,003, the Company realized an operating loss of $1,051,022 for the six months ended June 30, 2011.  Operating losses of $1,051,022 decreased $628,993 or 37% as compared to the six months ended 2010 operating loss of $1,680,015.  Other Income and (Expense) totaled $612,911 for the six months ended June 30, 2011 a decrease of 84% or $3,174,710 as compared to $3,787,621 for the six months ended June 30, 2010.  The decrease in other income (expenses) of $3,174,710 was primarily due to a decrease of $3,467,598 of interest expense and financing expense resulting from the conversion of Unit Notes offset by a gain incurred in connection with debt restructing..

The net result for the six months ended June 30, 2011 was a loss of $1,663,933 or $0.07 per share, compared to a loss of $5,467,636 or $0.56 per share for the six months ended June 30, 2010. The net loss for the six months ended June 30, 2011 decreased by $3,803,703 or 70% as compared to the six months ended June 30, 2010, primarily due to reduction in selling, general and administrative expenses and the reduction in interest and financing cost. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character, management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the six months ended June 30, 2011 and the year ended December 31, 2010 and has accumulated a deficit of $72,465,930 at June 30, 2011. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the six months of 2011, the Company obtained new debt from the issuance of promissory notes that supplied the majority of the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms.  Such new borrowings resulted in the receipt by the Company of $1,025,000.  The new borrowings shall be issued 30 month Secured Promissory Note which shall convert into Series G preferred stock upon the conversion of the debt into equity.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $10,308,077.  During the first six months of 2011 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

Disclosure About Off-Balance Sheet Arrangements

e do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the June 30, 2011, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of June 30, 2011, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 and June 30, 2011:

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

INERGETICS, INC.

Date: August 3, 2011	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer