Form 10-Q
period 2011-09-30
INERGETICS INC
filed 2011-11-21
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2011

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
Yes ☐ No ☒

As of November 7, 2011, 23,756,893 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I  - Item 1
INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$501,220	$1,089
Accounts receivable, net	23,315	1,245
Inventories, net	287,687	126,721
Prepaid expenses	124,619	254,234
Total Current Assets	936,841	383,289
Patents, net	5,662	6,094
Deposits	23,651	23,651
Total Assets	$966,154	$413,034
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,025,894	$3,424,211
Obligations to be settled in stock	373,000	248,000
Customer Prepayments	59,976	17,798
Short-term debt, net of unamortized debt discount	1,004,347	5,337,712
Total Current Liabilities	3,463,217	9,027,721

Long-term debt	1,455,128	-
Total Liabilities	4,918,345	9,027,721

Commitment and Contingencies

Preferred stock, Convertible Series G, authorized 200,000, par value $1, stated value $50:116,685 shares issued and outstanding	5,414,565	-

Stockholders’ Deficit
Preferred stock, authorized 500,000, par value $1:
Convertible Series B, 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, 0 shares issued and outstanding	-	-
Convertible Series E, 0 shares issued and outstanding	-	-
Convertible Series F, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 23,756,893	23,757	23,757
Additional paid-in capital	63,432,590	61,968,508
Common stock subscribed	1,079,148	-
Accumulated Deficit	(74,097,296)	(70,801,997)
Total Stockholders’ Deficit	(3,952,191)	(8,614,687)

Total Liabilities and Stockholders’ Deficit	$966,154	$413,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total Revenues	$14,537	$9,453	$118,752	$133,362
Cost of Goods Sold	8,496	5,372	64,282	78,803
	6,041	4,081	54,470	54,559

Research and development cost	12,006	8,395	29,454	23,761
Selling, general and administrative expenses	911,705	749,190	1,993,708	2,464,317
Total operating expenses	923,711	757,585	2,023,162	2,488,078

Loss from Operations	(917,670)	(753,504)	(1,968,692)	(2,433,519)

Other Income (Expense)
Gain incurred in connection with troubled debt restructuring, net	668,583	24,429	668,583	380,529
Loss on debt modification	(1,129,321)	-	(1,129,321)	-
Miscellaneous income (expense)	-	21,687	-	64,839
Amortization of debt discount	(48,717)	(58,724)	(190,937)	(298,308)
Interest expense	(204,241)	(157,944)	(674,932)	(722,601)
Financing expense	-	(24,538)	-	(3,407,170)
Total Other Income (Expense)	(713,696)	(195,090)	(1,326,607)	(3,982,711)
Loss before Provision for Income taxes	(1,631,366)	(948,594)	(3,295,299)	(6,416,230)

Provision for Income Taxes	-	-	-	-
Net loss.	(1,631,366)	(948,594)	(3,295,299)	(6,416,230)
Preferred Dividend	(46,500)	-	(46,500)	-

Net Loss applicable to common shareholders	$(1,677,866)	$(948,594)	$(3,341,799)	$(6,416,230)

Net Loss per Common Share Basic and Diluted	$(0.07)	$(0.04)	$(0.14)	$(0.44)

Weighted Average Number of Common Shares Outstanding – Basic And Diluted	23,756,893	23,703,246	23,756,893	14,497,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(3,295,299)	$(6,416,230)
Adjustments to Reconcile Net Loss to Net Cash used in Operations
Extinguishment of debt	(668,583)	(380,529)
Debt modification	1,129,321	-
Depreciation and amortization	432	1,172
Adjustment to inventory reserve	-	(48,385)
Amortization of debt discount	190,937	298,308
Loss on disposal of equipment	-	3,700
Securities issued for professional services	-	136,068
Equity securities for professional services	175,000	487,833
Equity securities issued for interest and financing expense	-	3,322,677

Changes in Assets and Liabilities
Accounts receivable	(22,070)	(10,257)
Inventories	(160,966)	(11,760)
Prepaid contract sales	-	166,667
Prepaid expenses	129,615	153,876
Deposits	-	(5,299)
Customer prepayments	42,178	31,000
Liability for stock to be issued	25,000	(183,350)
Accounts payable and accrued expenses	534,566	594,104
Net Cash Used in Operating Activities	(1,919,869)	(1,860,405)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,500,000	2,107,500
Proceeds from Preferred stock	950,000	-
Repayment of loans and notes payable	(30,000)	(119,000)
Unit Note Subscriptions receivable	-	40,000
Net Cash Provided by Financing Activities	2,420,000	2,028,500

Net Increase (Decrease) in Cash	500,131	168,095
Cash at beginning of period	1,089	2,370
Cash at end of period	$501,220	$170,465

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$15,671	$10,250
Income Taxes	$-	$-

	For the Nine Months Ended September 30,
	2011	2010

Schedule of non-cash investing and financing activities:

Preferred stock – Series G issued for conversion of debt and interest 96,755 shares	$4,418,065	$-

Stock issued in conjunction with Notes Payable “Debt Discount” 1,781,063 shares	$-	$2,308,091

Shares issued for conversion of convertible debt, 2,140,905 shares	$-	$1,707,125

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

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium’s principal source of revenue is from sales of its nutraceutical supplements, Resurgex Select® and Resurgex Essential™ and Resurgex Essential Plus™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases.  Millennium also sells Surgex, a sports nutritional supplement.

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

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months.  Amortization expense was $432 and $144 for the nine and three months ended September 30, 2011 and 2010, respectively.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).   Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Stock-Based Awards

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company did not issue any stock options during the year ended December 31, 2010 and the period ended September 30, 2011.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2011, and 2010.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the nine and three months ended September 30, 2011 and 2010, therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has working capital deficits, significant debt outstanding, incurred substantial net losses for the nine months ended September 30, 2011 and 2010 and has accumulated a deficit of approximately $74 million at September 30, 2011. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.  INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Finished Goods	$280,710	$89,759
Raw Materials	-	19,415
Packaging	14,057	24,627
	294,767	133,801
Less: Reserve for losses	(7,080)	(7,080)
Total	$287,687	$126,721

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	September 30,	December 31,
	2011	2010
Accounts payable	$940,079	$1,397,161
Accrued interest	282,675	1,100,044
Accrued rent expense	135,874	138,711
Accrued salaries, bonuses and payroll taxes	513,254	528,314
Loan from officer	-	165,882
Accrued professional fees	154,012	94,099

	$2,025,894	$3,424,211

6. DEBT

Gain on Troubled Debt Restructuring

The Company entered into restructuring agreements with various accredited investors. Due to the Company’s inability to repay debt the debtholders chose to grant concessions to the Company.  In accordance with ASC 470 “Debt” the Company treated the following transactions as troubled debt restructuring.

At December 31, 2010, the Company had Unit Notes issued to accredited investors with an outstanding balance of $3,350,309, which were in default and due on demand. In September 2011, the Company reached an agreement with the investors to convert this debt into Series G Preferred in full settlement of the note plus interest.  The Series G preferred are convertible into 250 shares of common stock.  At the dates of conversion the debt payable and accrued interest was $3,990,843 less debt discount of $228,190 totaling $3,762,653.  At conversion $2,243,481 was held by a related party Investor Group and converted into 44,880 shares of Series G preferred valued at $2,099,835. The value of the debt in excess of Series G preferred of $143,646 was recorded in additional paid in capital on the Company Balance Sheet.  The remaining debt and accrued interest of $1,519,170, net debt discount, was converted into 24,300 shares of Series G preferred valued at $1,136,918 which exceeded the fair market value by $382,254.  Also the Company allocated restructuring charges of $167,964, which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group for Unit Notes.  The difference resulted in a gain on troubled debt restructuring of $214,068 has been included in the Statement of Operations in 2011.  The gain incurred with debt restructuring approximates $0.01 per share.

At December 31, 2010, the Company had Unsecured Notes issued to accredited investors with an outstanding balance of $699,930, which were in default and due on demand. In September 2011, the Company reached an agreement with the investors to convert the debt into common stock in full settlement of the notes plus interest. At the dates of conversion, the debt payable and accrued interest was $1,174,446.  At conversion $53,994 was held by the Investor Group and converted into 269,970 shares of common stock valued at $53,994, resulting in no gain on conversion. The remaining debt and accrued interest of $1,120,452, was converted into 3,325,728 shares of common stock valued at $665,146.  The Company allocated restructuring costs of $49,429, which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group.  As of September 30, 2011 the gain on troubled debt restructuring of $405,877 has been included in the Statement of Operations in 2011,which represents approximately $0.02 per share.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEBT, Continued

During 2011, the Company had Bridge Notes issued to a member of the Investor Group, an accredited investor, with an outstanding balance of $1,050,000, which were due on demand.  In July 2011, the Company reached an agreement with the investor to convert the debt into Series G preferred in full settlement of the note plus interest. At the dates of conversion, the value of the amount of the debt payable and accrued interest was $1,078,704.  The debt was converted into 21,575 shares of Series G preferred stock valued at $1,009,495 and exceeded the fair market by $69,209 which was recorded in additional paid in capital on the Company’s Balance Sheet.  The Company recorded an expense of $81,362 which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group for Bridge Notes against the gain incurred with troubled debt restructuring in the Statement of Operations in 2011.

Also, included in the gain incurred with debt restructuring is $130,000 which was due to Ardent Advisors.  This amount was forgiven and the full amount was included in the gain incurred with debt restructuring.

Modification of Debt

The following debt instruments were modified in the current period.  The modification of debt included the addition of a conversion feature therefore requiring the Company to record the transaction in accordance with ASC 470 “Debt” as modification of debt accounting.

At December 31, 2010, the Company had promissory notes issued to four accredited investors with an outstanding balance of $825,000, which were in default and due on demand. In July 2011, the Company reached an agreement with the investors to convert the debt into a new convertible note in full settlement of the note plus interest. At the date of conversion, the debt payable and accrued interest was $977,268.  The fair value of the new debt is $1,694,593, which includes the fair value of the conversion feature of $717,324.  The Company valued the conversion feature utilizing the black scholes method with the following inputs: strike price of $0.17, exercise price of $0.20, volatility of 192.8%, years 2.25, discount rate of 15%, and dividend rate of 0%.  The conversion rate on the new convertible note is $0.20 per share of common stock.  The Company allocated restructuring costs of $41,131, which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group for promissory note.  As of September 30, 2011 the loss on debt modification of $758,455 has been included in the Statement of Operations in 2011. The loss incurred with debt restructuring represents approximately $0.03 per share.

In January, 2011, the Company issued notes to three accredited investors with an outstanding balance of $450,000, due on demand. In July 2011, the Company reached an agreement with the investors to convert the debt into a new convertible note in full settlement of the note plus interest. At the date of conversion, the value of the debt payable and accrued interest was $477,860.  The fair value of the new debt is $828,614, which includes the fair value of the conversion feature of $350,754. The Company valued the conversion feature utilizing the black scholes method with the following inputs: strike price of $0.17, exercise price of $0.20, volatility of 192.8%, years 2.25, discount rate of 15%, and dividend rate of 0%.  The conversion rate on the new convertible note is $0.20 per share of common stock.  The Company allocated restructuring costs of $20,112, which represents the pro-rate share of the $360,000 consulting fee due to the Investor Group for the promissory note.  As of September 30, 2011 the loss of $370,866 has been included in the Statement of Operations in 2011 for the loss on debt modification.  The loss incurred with debt restructuring represents approximately $0.02 per share.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENT AND CONTINGENCIES

The Company entered into a Marketing and Sponsorship Contract (the “Contract”) beginning September 1, 2011 and ending on June 30, 2014.  As of September 30, 2011 approximately $55,000 of a $60,000 payment made in relation to the terms of the Contract during the three month period ended September 30, 2011 is included in Prepaid Expenses on the Balance Sheet.  Under the  Contract the Company is required to make payments of $64,800 and $70,000 on or before September 1, 2012 and on or before September 1, 2013, respectively.  In addition to the cash payments the Company must provide the Sponsor with $100,000 of the Company’s product during the duration of the Contract, commencing September 2011.

8. CONVERTIBLE PREFERRED SERIES G STOCK

The Company records Convertible Series G Preferred outside of permanent equity due to a redemption feature that is not solely controlled by the issuer, in accordance with ASR 268.   The Series G is convertible into common stock, at the option of the holder, at the rate of one Series G share into 250 shares of common stock.  The Series G preferred pays a dividend quarterly, for an annual yield of 10%.  During quarter ended September 30, 2011 the Company issued a stock dividend of 930 Series G preferred shares which totaled $46,500.  On November 16, 2011 the Company issued the shares which are reflected in the accompanying balance sheet in Preferred Stock, Convertible Series G.  The Company received cash proceeds of $950,000 representing 19,000 shares and converted debt totaling $4,418,065 representing 96,755 Series G shares.

9.  RELATED PARTY TRANSACTIONS

During the period ended September 30, 2011, the Investor Group, consisting of a director of the Company and two other parties received a $360,000 consulting fee for their assistance in the troubled debt reorganization and financing performed by the Company.  The $360,000 fee, payable in common stock, is recorded in Common Stock Subscribed in the Balance Sheet.  The fee has been reported net of gain incurred in connection with troubled debt restructuring on the Statement of Operations.

10.  SUBSEQUENT EVENTS

In October, 2011, the Board of Directors of the Company granted each of the independent directors 125,000 shares of common stock for their respective 2011 director fees.  In addition, the Board of Directors approved a Management Warrant Grant Program calculated at eleven percent (11%) of the “fully diluted” shares outstanding of the Company’s common stock.  Once granted the Management Warrants are fully vested, will be cashless and exercisable for a period of ten (10) years.  Approximately 7 million warrants have been granted with an exercise price of $0.12 per warrant.  The holders of the Management Warrants are restricted from selling shares issuable for a period of 12 months  from the date of grant.

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

Results of Operations for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the quarter ended September 30, 2011 totaled $14,537, an increase of 54% from the quarter ended September 30, 2010 which totaled $9,453.  The primary reason for the increase was due to increased orders and the Company fulfilling those order in the third quarter ended June 30, 2011 versus the orders which was done in 2010.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended September 30, 2011 amounted to $6,041 for a 42% gross margin as compared to 43% in the quarter ended September 30, 2010. Gross profits increased $1,960 or 48% for the quarter ended September 30, 2011 compared to $4,081 for the quarter ended September 30, 2010.  The increase in gross profits is a result of higher revenue.

After deducting research and development costs of $12,006 and selling, general and administrative expenses of $911,705, the Company realized an operating loss of $917,670 for the quarter ended September 30, 2011.  Operating losses of $917,670 increased $164,166 or 22% as compared to the third quarter of 2010 operating loss of $753,504.  The increase was due to additional marketing, promotional and travel relating to the roll out of the Surgex sports nutritional products.

Other Income (Expense) totaled ($713,696) for the quarter ended September 30, 2011 an increase of 266% or $518,606 as compared to ($195,090) for the quarter ended September 30, 2010.  The increase in other income (expenses) of $518,606 was primarily due to a increase of $1,129,321 from loss on debt modification resulting from the conversion of Senior Notes and bridge notes offset by a gain incurred in connection with troubled debt restructuring.

The net result for the quarter ended September 30, 2011 was a loss of $1,631,366 or $0.07 per share, compared to a loss of $948,594 or $0.04 per share for the third quarter of 2010 due to the above mentioned reasons.

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

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the nine months ended September 30, 2011 totaled $118,752, a decrease of 11% from the nine months ended September 30, 2010 which totaled $133,362.  The primary reason for the decrease was due to the weak U.S. dollar and its impact on foreign sales.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the nine months ended September 30, 2011 amounted to $54,470 for a 46% gross margin as compared to $54,559 for a 41% in the nine months ended September 30, 2010.  The decrease in the gross margin is a result of the weak U.S. dollar and its impact on foreign sales.

After deducting research and development costs of $29,454 and selling, general and administrative expenses of $1,993,708, the Company realized an operating loss of $1,968,692 for the nine months ended September 30, 2011.  Operating losses of $1,968,692 decreased $464,827 or 19% as compared to the nine months ended 2010 operating loss of $2,433,519.  The decrease was due to the termination of various sales and business consultants.

Other Income and (Expense) totaled ($1,326,607) for the nine months ended September 30, 2011 a decrease of 67% or $2,656,104 as compared to $3,982,711 for the nine months ended September 30, 2010.  The decrease in other income (expenses) of $2,656,104 was primarily due to a decrease of $3,407,170 of interest expense and financing expense resulting from the conversion of Unit Notes offset by a gain incurred in connection with troubled debt restructuring, reduced by the loss on debt modification.

The net result for the nine months ended September 30, 2011 was a loss of $3,295,299 or $0.14 per share, compared to a loss of $6,416,230 or $0.44 per share for the nine months ended September 30, 2010 due to the above mentioned reasons.

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

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.  The Company has been operating with negative cash flows for the past 11 years.

The Company incurred substantial net losses for the nine months ended September 30, 2011 and the year ended December 31, 2010 and has accumulated a deficit of $74,097,296 at September 30, 2011. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the nine months of 2011, the Company obtained new debt from the issuance of promissory notes that supplied the majority of the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $450,000 which are convertible into Series G preferred stock upon the conversion of the debt into equity.  The Company also raised $950,000 from the sale of Series G preferred stock.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $2,526,376.  During the first nine months of 2011 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the September 30, 2011, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of September 30, 2011, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 and September 30, 2011:

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

INERGETICS, INC.

Date: November 21, 2011	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer