Form 10-Q/A
period 2011-09-30
INERGETICS INC
filed 2012-04-16
CIK 72170

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐ No ☒

As of March 30, 2012, 34,046,312 shares of Common Stock, $0.001 par value, were outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2011 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	our condensed consolidated balance sheet as of September 30, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this 10-Q/A;

•	our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this Form 10-Q/A; and

•	our management’s discussion and analysis of financial condition and results of operations as of and for the three and nine months ended September 30, 2011 as discussed in Item 2 of this Form10-Q/A.

The restatement corrects the accounting treatment for the expense incurred with the Management Warrant Grant. The Company granted 5,344,356 warrants to management on September 13, 2011, in accordance with the Summary of Debt Reorganization and Financing agreement. The total expense for these warrants is $908,540, calculated by management utilizing the Black Scholes model. This restatement will increase previously reported selling, general and administrative expenses and net loss by $908,540 for the three and nine months ended September 30, 2011. Additionally, net loss per share will increase to $0.11 and $0.18 per share from $0.07 and $0.14 per share for the three and nine months ended September 30, 2011, respectively.

In connection with the restatement of our financial statements described herein, we have reported an additional material weakness in our internal controls and procedures with regard to the evaluation of, and accounting for, complex warrant grants. Due to these material weaknesses, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures continue not to be t effective as of the end of the period covered by this report. For more information, see Item 4 included in this Form 10-Q/A.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and the two risk factors set forth in Item 1A of Part II marked with an asterisk, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. This Form 10-Q/A speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto. Concurrent with the filing of this Form 10-Q/A, we are filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

INERGETICS, INC. AND SUBSIDIARY

INDEX

Page

Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	- September 30, 2011 and December 31, 2010 (as restated)	4

	Condensed Consolidated Statements of Operations
	- Three and nine months ended September 30, 2011 and 2010 (as restated)	5

	Condensed Consolidated Statements of Cash Flows
	- Nine months ended September 30, 2011 and 2010 (as restated)	6 - 7

	Notes to Condensed Consolidated Financial Statements(as restated)	8 - 18

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	22

PART II - OTHER INFORMATION		24

Item 1	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Removed and Reserved	24

Item 5	Other Information	24

Item 6	Exhibits	25

SIGNATURES		26

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

Assets	September 30,	December 31,
Current Assets:	2011	2010
	(as restated)
Cash	$501,220	$1,089
Accounts receivable, net	23,315	1,245
Inventories, net	287,687	126,721
Prepaid expenses	124,619	254,234
Total Current Assets	936,841	383,289
Patents, net	5,662	6,094
Deposits	23,651	23,651
Total Assets	$966,154	$413,034
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,025,894	$3,424,211
Obligations to be settled in stock	373,000	248,000
Customer Prepayments	59,976	17,798
Short-term debt, net of unamortized debt discount	1,004,347	5,337,712
Total Current Liabilities	3,463,217	9,027,721

Long-term debt	1,455,128	-
Total Liabilities	4,918,345	9,027,721
Commitment and Contingencies

Preferred stock, Convertible Series G, authorized 200,000, par value $1, stated value $50:116,685 shares issued and outstanding	5,414,565	-

Stockholders’ Deficit
Preferred stock, authorized 500,000, par value $1:
Convertible Series B, 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, 0 shares issued and outstanding	-	-
Convertible Series E, 0 shares issued and outstanding	-	-
Convertible Series F, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 23,756,893	23,757	23,757
Additional paid-in capital	64,341,130	61,968,508
Common stock subscribed	1,079,148	-
Accumulated Deficit	(75,005,836)	(70,801,997)
Total Stockholders’ Deficit	(3,952,191)	(8,614,687)

Total Liabilities and Stockholders’ Deficit	$966,154	$413,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(as restated)		(as restated)

Total Revenues	$14,537	$9,453	$118,752	$133,362
Cost of Goods Sold	8,496	5,372	64,282	78,803
	6,041	4,081	54,470	54,559

Research and development cost	12,006	8,395	29,454	23,761
Selling, general and administrative expenses	1,820,245	749,190	2,902,248	2,464,317
Total operating expenses	1,832,251	757,585	2,931,702	2,488,078

Loss from Operations	(1,826,210)	(753,504)	(2,877,232)	(2,433,519)

Other Income (Expense)
Gain incurred in connection with troubled debt restructuring, net	668,583	24,429	668,583	380,529
Loss on debt modification	(1,129,321)	-	(1,129,321)	-
Miscellaneous income (expense)	-	21,687	-	64,839
Amortization of debt discount	(48,717)	(58,724)	(190,937)	(298,308)
Interest expense	(204,241)	(157,944)	(674,932)	(722,601)
Financing expense	-	(24,538)	-	(3,407,170)
Total Other Income (Expense)	(713,696)	(195,090)	(1,326,607)	(3,982,711)
Loss before Provision for Income taxes	(2,539,906)	(948,594)	(4,203,839)	(6,416,230)

Provision for Income Taxes	-	-	-	-
Net loss	(2,539,906)	(948,594)	(4,203,839)	(6,416,230)
Preferred Dividend	(46,500)	-	(46,500)	-

Net Loss applicable to common shareholders	$(2,586,406)	$(948,594)	$(4,250,339)	$(6,416,230)

Net Loss per Common Share Basic and Diluted	$(0.11)	$(0.04)	$(0.18)	$(0.44)

Weighted Average Number of
Common Shares Outstanding – Basic And Diluted	23,756,893	23,703,246	23,756,893	14,497,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(as restated)
Cash Flows from Operating Activities
Net Loss	$(4,203,839)	$(6,416,230)
Adjustments to Reconcile Net Loss to Net Cash used in Operations
Extinguishment of debt	(668,583)	(380,529)
Debt modification	1,129,321	-
Depreciation and amortization	432	1,172
Adjustment to inventory reserve	-	(48,385)
Amortization of debt discount	190,937	298,308
Loss on disposal of equipment	-	3,700
Securities issued for professional services	-	136,068
Equity securities for professional services	175,000	487,833
Equity securities issued for interest and financing expense	-	3,322,677
Warrants issued for compensation	908,540

Changes in Assets and Liabilities
Accounts receivable	(22,070)	(10,257)
Inventories	(160,966)	(11,760)
Prepaid contract sales	-	166,667
Prepaid expenses	129,615	153,876
Deposits	-	(5,299)
Customer prepayments	42,178	31,000
Liability for stock to be issued	25,000	(183,350)
Accounts payable and accrued expenses	534,566	594,104
Net Cash Used in Operating Activities	(1,919,869)	(1,860,405)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,500,000	2,107,500
Proceeds from Preferred stock	950,000	-
Repayment of loans and notes payable	(30,000)	(119,000)
Unit Note Subscriptions receivable	-	40,000
Net Cash Provided by Financing Activities	2,420,000	2,028,500

Net Increase (Decrease) in Cash	500,131	168,095
Cash at beginning of period	1,089	2,370
Cash at end of period	$501,220	$170,465

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$15,671	$10,250
Income Taxes	$-	$-

6

	For the Nine Months Ended September 30,
	2011	2010
	(as restated)
Schedule of non-cash investing and financing activities:

Preferred stock – Series G issued for conversion of debt and interest 96,755 shares	$4,418,065	$-

Stock issued in conjunction with Notes Payable “debt Discount” 1,781,063 shares	$-	$2,308,091

Shares issued for conversion of convertible debt, 2,140,905 shares	$-	$1,707,125

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Equity Based Awards

Equity based compensation is measured at the grant date, based on the calculated fair value of the award. Compensation expense is recognized over the requisite employee service period (generally the vesting period of the grant) for stock options and based on the terms of the agreement for warrants. Compensation expense is recognized based on the estimated fair value method using the Black-Scholes valuation model at the grant date. The Company did not issue any stock options during the year ended December 31, 2010 and the period ended September 30, 2011. The Company issued 5,344,356 warrants during the period ended September 30, 2011 for a total compensation expense of $908,540.

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

2.	RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended September 30, 2011, we have re-evaluated our interpretation of the management warrant grant set forth in the Summary of Debt Reorganization and Financing dated July 14, 2011 and have determined that it should have been expensed in the quarter ended September 30, 2011.

The Company granted 5,344,356 warrants to management on September 13, 2011, in accordance with the Summary of Debt Reorganization and Financing agreement. The Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.17, exercise price of $0.17, volatility of 158.09%, term of 10 years, risk free rate of 2% and dividend rate of 0%. The warrants are fully vested upon grant. Total expense for period ended September 30, 2011 is $908,540.

The effect of this restatement is to change previously reported expenses, net loss and loss per share for the three and nine months ended September 30, 2011. The restatement relates to the timing of warrant expense and has no impact on our previously reported cash position and total assets.

Impact of the Restatement on our condensed Consolidated Financial Statements

Our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q/A has been restated to reflect the impact from the restatement adjustments described above, as follows:

RECONCILIATION OF CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2011
	As
	Reported		As
	Previously	Adjustments	Restated
Assets
Current Assets
Cash	$501,220	$-	$501,220
Accounts receivable, net	23,315	-	23,315
Inventories, net	287,687	-	287,687
Prepaid expenses	124,619	-	124,619
Total Current Assets	936,841	-	936,841

Patents, net	5,662	-	5,662
Deposits	23,651	-	23,651
Total Assets	$966,154	$-	$966,154

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,025,894	$-	$2,025,894
Obligations to be settled in stock	373,000	-	373,000
Customer Prepayments	59,976	-	59,976
Short-term debt, net of unamortized debt discount	1,004,347	-	1,004,347
Total Current Liabilities	3,463,217	-	3,463,217

Long-term debt	1,455,128	-	1,455,128
Total Liabilities	4,918,345	-	4,918,345

Commitment and Contingencies

Preferred stock, Convettible Series G, authorized 200,000, par value $1 stated value $50: 116,685 shares issued and outstanding	5,414,565	-	5,414,565

Stockholders' Deficit
Preferred stock, authorized 500,000, par value $1
Convertible Series B, 65,141 shares issued and outstanding	130,282	-	130,282
Convertible Series C, 64,763 shares issued and outstanding	64,763	-	64,763
Convertible Series D, 0 shares issued and outstanding	-	-	-
Convertible Series E, 0 shares issued and outstanding	-	-	-
Convertible Series F, 0 shares issued and outstanding	-	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 23,756,893	23,757	-	23,757
Additional paid-in capital	63,432,590	908,540	64,341,130
Common stock subscribed	1,079,148	-	1,079,148
Accumulated Deficit	(74,097,296)	(908,540)	(75,005,836)
Total Stockholders' Deficit	(3,952,191)	-	(3,952,191)

Total Liabilities and Stockholders' Deficit	$966,154	$-	$966,154

RECONCILIATION OF CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Total Revenues	$14,537	$-	$14,537	$118,752	$-	$118,752
Cost of Goods Sold	8,496	-	8,496	64,282	-	64,282
	6,041	-	6,041	54,470	-	54,470

Research and development cost	12,006	-	12,006	29,454	-	29,454
Selling, general and administrative expenses	911,705	908,540	1,820,245	1,993,708	908,540	2,902,248
Total operating expenses	923,711	908,540	1,832,251	2,023,162	908,540	2,931,702

Loss from Operations	(917,670)	(908,540)	(1,826,210)	(1,968,692)	(908,540)	(2,877,232)

Other Income (Expense)
Gain incurred in connection with troubled debt restructuring, net	668,583	-	668,583	668,583	-	668,583
Loss on debt modification	(1,129,321)	-	(1,129,321)	(1,129,321)	-	(1,129,321)
Amortization of debt discount	(48,717)	-	(48,717)	(190,937)	-	(190,937)
Interest expense	(204,241)	-	(204,241)	(674,932)	-	(674,932)
Total Other Income (Expense)	(713,696)	-	(713,696)	(1,326,607)	-	(1,326,607)
Loss before provision for Income Taxes	(1,631,366)	(908,540)	(2,539,906)	(3,295,299)	(908,540)	(4,203,839)

Provision for Income Taxes	-	-	-	-	-	-
Net Loss	(1,631,366)	(908,540)	(2,539,906)	(3,295,299)	(908,540)	(4,203,839)
Preferred Dividend	(46,500)	-	(46,500)	(46,500)	-	(46,500)

Net Loss applicable to common shareholders	$(1,677,866)	$(908,540)	$(2,586,406)	$(3,341,799)	$(908,540)	$(4,250,339)

Net Loss per Common Share Basic and Diluted	$(0.07)	$(0.04)	$(0.11)	$(0.14)	$(0.04)	$(0.18)

Weighted Average Number of
Common Shares Outstanding - Basic And Diluted	23,756,893	23,756,893	23,756,893	23,756,893	23,756,893	23,756,893

RECONCILIATION OF CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	As of September 30, 2011
	As
	Reported		As
	Previously	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(3,295,299)	$(908,540)	$(4,203,839)
Adjustments to Reconcile Net Loss to
Net Cash used in Operations
Extinguishment of debt	(668,583)	-	(668,583)
Debt modification	1,129,321	-	1,129,321
Depreciation and amortization	432	-	432
Amortization of debt discount	190,937	-	190,937
Equity securities for professional services	175,000	-	175,000
Warrants grant issued for compensation	-	908,540	908,540

Changes in Assets and Liabilities
Accounts receivable	(22,070)	-	(22,070)
Inventories	(160,966)	-	(160,966)
Prepaid expenses	129,615	-	129,615
Customer prepayments	42,178	-	42,178
Liability for stock to be issued	25,000	-	25,000
Accounts payable and accrued expenses	534,566	-	534,566
Net Cash Used in Operating Activities	(1,919,869)	-	(1,919,869)

Net Cash Used in Investing Activities	-	-	-
Cash Flows from Financing Activities
Proceeds from loans and notes payable	1,500,000	-	1,500,000
Proceeds from Preferred Stock	950,000	-	950,000
Repayment of loans and notes payable	(30,000)	-	(30,000)
Net Cash Provided by Financing Activities	2,420,000	-	2,420,000

Net Increase (Decrease) in Cash	500,131	-	500,131
Cash at beginning of period	1,089	-	1,089
Cash at end of period	$501,220	$-	$501,220

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$15,671	$-	$15,671
Income Taxes	$-	$-	$-

3.	GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. ManageCommon Shares Outstanding - Basicment believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has working capital deficits, significant debt outstanding, incurred substantial net losses for the nine months ended September 30, 2011 and 2010 and has accumulated a deficit of approximately $75 million at September 30, 2011. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

5.	INVENTORIES

Inventories consist of work-in-process and finished goods for the Company’s product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Finished Goods	$280,710	$89,759
Raw Materials	-	19,415
Packaging	14,057	24,627
	294,767	133,801
Less: Reserve for losses	(7,080)	(7,080)
Total	$287,687	$126,721

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2011	2010
Accounts payable	$940,079	$1,397,161
Accrued interest	282,675	1,100,044
Accrued rent expense	135,874	138,711
Accrued salaries, bonuses and payroll taxes	513,254	528,314
Loan from officer	-	165,882
Accrued professional fees	154,012	94,099

	$2,025,894	$3,424,211

7.	DEBT

Gain on Troubled Debt Restructuring

The Company entered into restructuring agreements with various accredited investors. Due to the Company’s inability to repay debt, the debtholders chose to grant concessions to the Company.  In accordance with ASC 470 “Debt” the Company treated the following transactions as troubled debt restructuring.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8,	COMMITMENT AND CONTINGENCIES

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

9.	CONVERTIBLE PREFERRED SERIES G STOCK

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

10.	RELATED PARTY TRANSACTIONS

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

11.	SUBSEQUENT EVENTS

In October, 2011, the Board of Directors of the Company granted each of the independent directors 125,000 shares of common stock for their respective 2011 director fees.  In addition, the Board of Directors approved a revision to  the Management Warrant Grant Program which was originally calculated at eleven percent (11%) of the “fully diluted” shares less 2,189,050 shares.  Effective October 2011, the Board reinstated the 2,189,050 shares.  Accordingly, 2,189,050 management warrants have been granted with an exercise price of $0.17 per warrant.  The management warrants are fully vested upon grant and exercisable for a period of ten years.  The holders of the management warrants are restricted from selling shares issuable for a period of 12 months  from the date of grant.

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

After deducting research and development costs of $12,006 and selling, general and administrative expenses of $1,820,245, the Company realized an operating loss of $1,826,210 for the quarter ended September 30, 2011.  Operating losses of $1,826,210 increased $1,072,706 or 142% as compared to the third quarter of 2010 operating loss of $753,504. The increase in the amount of $908,540 was due to the management warrant expense which was earned as of the completion of the debt restructuring. The balance of the increase in the amount of $164,166 was due to additional marketing, promotional and travel relating to the roll out of the Surgex sports nutritional products.

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

The net result for the quarter ended September 30, 2011 was a loss of $2,539,906 or $0.11 per share, compared to a loss of $948,594 or $0.04 per share for the third quarter of 2010 due to the above mentioned reasons.

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

After deducting research and development costs of $29,454 and selling, general and administrative expenses of $2,902,248, the Company realized an operating loss of $2,877,232 for the nine months ended September 30, 2011.  Operating losses of $2,877,232 increased $443,713 or 18% as compared to the nine months ended 2010 operating loss of $2,433,519.  The increase was due the management warrant expense which was earned as of the completion of the debt restructuring in the amount of $908,540. The increase of the management warrant grant was offset by the decrease of approximately $465,000 of expenses due to the termination of various sales and business consultants.

Other Income and (Expense) totaled ($1,326,607) for the nine months ended September 30, 2011 a decrease of 67% or $2,656,104 as compared to ($3,982,711) for the nine months ended September 30, 2010.  The decrease in other income (expenses) of $2,656,104 was primarily due to a decrease of $3,407,170 of interest expense and financing expense resulting from the conversion of Unit Notes offset by a gain incurred in connection with troubled debt restructuring, reduced by the loss on debt modification.

The net result for the nine months ended September 30, 2011 was a loss of $4,203,839 or $0.18 per share, compared to a loss of $6,416,230 or $0.44 per share for the nine months ended September 30, 2010 due to the above mentioned reasons.

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

The Company incurred substantial net losses for the nine months ended September 30, 2011 and the year ended December 31, 2010 and has accumulated a deficit of $75,005,836 at September 30, 2011. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

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

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 and September 30, 2011:

•	Material weakness: The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. In addition the Company does not have an audit committee.
•	Significant deficiencies:
o	Inadequate segregation of duties
o	Untimely account reconciliations
o	Evaluation of, and accounting for, complex warrant grants

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

INERGETICS, INC.

Date: April 16, 2012	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer

