Form 10-K
period 2011-12-31
INERGETICS INC
filed 2012-04-16
CIK 72170

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Yes ☐ No ☒

Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 30, 2012, ($0.235), the aggregate market value of the 34,046,312, shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 30, 2012 (the last business day of the registrant's most recently completed first fiscal quarter), was approximately $6,066,945. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

The Registrant’s revenues for the fiscal year ended December 31, 2011, were $137,438.

As of March 30, 2012, 34,046,312 shares of Common Stock, $0.001 par value, 65,141 shares of Series B Convertible Preferred Stock, $2.00 par value, 64,763 shares of Series C Cumulative Preferred Stock, $1.00 par value, 122,340 shares of Series G Convertible Preferred Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

INERGETICS, INC.

CONTENTS

		Page

PART I.

Item 1.	Business	2

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	15

Item 2.	Properties	15

Item 3.	Legal Proceedings	16

Item 4.	Mining Safety Disclosures	16

PART II.

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	17

Item 6.	Selected Financial Data	18

Item 7.	Management’s' Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 8.	Financial Statements	20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20

Item 9A.	Controls and Procedures	20

Item 9B.	Other Information	21

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	22

Item 11.	Executive Compensation	25

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26

Item 13.	Certain Relationships and Related Transactions, and Director Independence	27

Item 14.	Principal Accountant Fees and Services	28

PART IV.

Item 15.	Exhibits and Financial Statements	29

	Signatures	31

	Exhibit Index	29

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

SUMMARY

Inergetics, Inc. (the “Company,” “Inergetics,” “we” or “us”), formerly Millennium Biotechnologies Group, Inc., is a holding company for its sole operating subsidiary, Millennium Biotechnologies, Inc. (“Millennium”).

Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium's principal source of revenue is from sales of its nutraceutical supplements.

On March 15, 2010 the Company changed its name to Inergetics, Inc.

NARRATIVE DESCRIPTION OF BUSINESS

Introduction

Inergetics, Inc., through its subsidiary Millennium, engages in the research, development, and marketing of specialized nutritional supplements as an adjunct to medical treatments for select medical conditions, as well as for athletes seeking improved recovery and advanced performance. The Company currently markets products which are targeted toward immuno-compromised individuals undergoing medical treatment for diseases, such as cancer, as well as wound healing and post-surgical healing and geriatric patients in long-term care facilities among other conditions. Millennium’s currently manufactures and markets four proprietary product lines and 13 SKU’s to 3 separate target markets.

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

The Company and Millennium are headquartered in Paramus, New Jersey, and the Company’s common stock currently trades on the Over-the-Counter (OTC) market under the symbol “NRTI.OB.”

Distribution Channels

Direct-To Consumer Distribution

In the direct to consumer channel, customers order Resurgex Select®, Resurgex Essential™, Resurgex Essential Plus™ directly through the Company’s website, www.Resurgex.com, and Surgex™ through the Company’s website SurgexSports.com or by contacting the Company directly. The product is shipped directly to the customer’s home within one business day and arrives within 2 to 5 business days depending on the customers’ geographic location.

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

Results

A summary of the findings of the soccer trial is provided in Table 8.

Table 8
Inergetics, Inc.

NUTRITIONAL SUPPLEMENTATION (Surgex™	IN MALE COLLEGE SOCCER PLAYERS:
EFFECTS ON PERFORMANCE AND OXIDATIVE STRESS

Improved Performance	There were significant changes in performance capacity as reduced oxidative stress in the Surgex™ group versus the control group (leading high-protein nutritional formula).

Improved Lactic Acid Response	The Surgex™ group had improved lactic acid responses to exercise and time to exhaustion versus the control group.

Reduced Oxidative Stress	The Surgex™ group had significantly lower oxidative stress markers (isoprostanes and LPOs) versus the control group.

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

Testosterone and cortisol are the two hormones affected by training. The cortisol levels typically elevate and break down lean muscle. Testosterone, in contrast, which is the supporter of lean muscle, decreases, therefore causing lean muscle breakdown in the body after strenuous exercise. In this study, the Surgex™ group had significantly improved testosterone to cortisol ratios versus the control group. A summary of the findings of this study is provided in Table 9.

Table 9
Inergetics, Inc.

NUTRITIONAL SUPPLEMENTATION (Surgex™)	IN MALE COLLEGE FOOTBALL PLAYERS:
EFFECTS ON STRENGTH, BODY COMPOSITION, AND OXIDATIVE STRESS

Improved Body Composition	While both groups gained weight, the Surgex™ group gained muscle and lost a slight amount of body fat while a leading competitor sports formula (control) group gained ½ of their body weight as fat.

Improved Power and Strength	Using Wingate testing, peak power was measured for each test and standardized by body weight. The increase in peak power in the Surgex™ group was approximately 86% greater than the increase in the leading competitor sports formula group.

Improved Recovery Parameters	The Surgex™ ® group had a significant improvement in their testosterone:cortisol ratio, while a leading competitor sports formula group had a decrease in this ratio.

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

RESEARCH AND DEVELOPMENT

During 2011 and 2010, the Company spent $38,312 and $30,711, respectively, on research and development of its products. The research and development expenses incurred in 2011 are directly related to the development of the Surgex product line.

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

California Natural Products is the Company’s outsourced manufacture and co-packagers for the Surgex ready to drink lines at their facility in Lathrop, California.

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

EMPLOYEES

As of March 31, 2012, the Company employed 5 persons, of whom one is primarily engaged in research and development and product support activities, two are primarily engaged in overall managerial functions associated with operations, capital raising, distribution partnerships and sales and marketing, one is primarily engaged in day to day managerial operations and one is primarily engaged in general administrative and wholesale/direct consumer sales function. The Company has no collective bargaining agreements with its employees.

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

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2011, we generated revenues of $137,438 from sales of our three products. However, during this period we realized net losses of $5,724,451, of which $2,484,674 were non-cash items. The non-cash items are primarily related to issuance of shares and warrants for compensation in the amount of $1,305,679, services in the amount of $226,250 , and interest in the amount of $9,074 during the period. Other non-cash items were gain on extinguishment of debt of $668,583, debt extinguishment of $1,129,321, amortization of debt discount of $190,937, amortization expense of $576 and change in inventory reserve in the amount of $291,420. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have decreased, our operating expenses are significantly greater than our revenues. During 2011, the Company obtained new capital in the form of debt resulting in the receipt by the Company of $1,500,000. The Company obtained $950,000 from new subscriptions for Series G convertible preferred stock. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for 2011. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2011 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2011 and 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

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

Our Board of Directors has the authority to issue up to 2,000,000,000 shares of common stock, shares of preferred stock that can be converted into common stock at high rations and options and warrants to purchase shares of our common stock without stockholder approval. As of March 31, 2012, there were 87,744,409 shares issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our earnings, if any, for use in its business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, our general financial condition and future prospects, general business conditions and such other factors as the Board of Directors may deem relevant. In addition, no cash dividends may be declared or paid on our Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely that we will declare any cash dividends in the foreseeable future. The Series E and F Convertible Preferred Stock do not carry any dividends. The Series G Preferred Stock does not pay a cash dividend, but does pay a quarterly payment in kind dividend.

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

As of March 31, 2012, approximately 3,725,000 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act. Generally, pursuant to Rule 144, stockholders who are not affiliates of our company can resell their restricted securities after they have held them for at least six months. Consequently, most of our restricted securities are or soon will be eligible for public sale. As of March 31, 2012, we also had warrants outstanding for the purchase of an aggregate of 9,656,544 shares of our common stock, and no stock options outstanding. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and, eventually, sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, we most likely will issue additional shares of common stock and/or instruments convertible into or exercisable for common stock to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

The current lease in Paramus, New Jersey is scheduled to expire on November 30, 2012.

In October 2001 the Company entered into a lease for 4,558 square feet of office space located in Basking Ridge, New Jersey. In October 2007 the Company extended its lease commitment for an additional 5 years commencing in December 2007, with an annual right to renew or cancel.  The terms of the lease provide for a rental fee of $10,635 per month, plus an allocated portion of certain operating expenses.  The lease is personally guaranteed by the Company’s former Chairman of the Board of Directors and former Chief Executive Officer Jerry E. Swon. The Company entered into a verbal sub-lease agreement with (“Sub-tenant 2”) in September 2008.  Sub-tenant 2 paid rent in the amount of $4,000 per month directly to the landlord from September 2008 through August 2009.  In September 2009 Sub-tenant 2 increased rent payments direct to the landlord to $7,000 per month.  This arrangement continues to the present time and Sub-tenant 2 was current in its payments to the landlord as of December 31, 2009. In December 2009, the Company relocated its operations to a new facility in Paramus, New Jersey, and entered into a three-year lease for 1,724 square feet of office space, at a monthly rent of $2,299 plus utilities. To reduce the carrying cost of the Basking Ridge, NJ lease.  In April 2010 the Company negotiated and entered into a formal sub-lease agreement with a third sub-tenant (“Sub-tenant 3”) who will occupy the facilities in Basking Ridge, NJ through December 2012.  As of April 2010 Sub-tenant 2 and 3 are paying $7,000 per month and $6,440 per month, respectively.  This provides the Company with complete coverage of the Lease Obligations related to the Basking Ridge, NJ location entering into the second quarter of 2010.

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

First Insurance Fund vs. Millennium Biotechnologies filed on November 18, 2010 in the Superior Court of New Jersey, Civil Division, Somerset/Hunterdon-Special Civil Part, Case# SOM-DC007284-10. First Insurance Fund claims a total of $13,489.99 including costs and fees based upon Millennium Biotechnologies failure to pay the plaintiff for Insurance invoices. On February 28, 2011, there was a levy on Millennium’s bank account in the amount of $1,644. On February 14, 2012 there was a levy on Millennium’s bank account in the amount of $2,320.

ITEM 4:	MINING SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company’s common stock currently trades in the OTC market and is quoted on the Electronic Bulletin Board of the OTC market, under the symbol NRTI. The following table sets forth, for the calendar quarters indicated during the last two fiscal years and the first quarter of fiscal 2012, the high and low quotations of the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	OTC-BB
	High/Bid	Low/Bid
2010
First Quarter	$2.40	$0.80
Second Quarter	2.32	0.56
Third Quarter	0.80	0.32
Fourth Quarter	0.56	0.16

2011
First Quarter	$0.08	$0.24
Second Quarter	0.08	0.24
Third Quarter	0.12	0.61
Fourth Quarter	0.08	0.21

2012
First Quarter	$0.11	$0.56

(b) Stockholders

As of March 30, 2012, there were approximately 512 stockholders of record for the Company’s Common Stock. The number of record holders does not include stockholders whose securities are held in street names. The Company estimates over 1,000 holders in street names. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock, 67 holders of record of the Company's Series C Preferred Stock and 23 holders of record of the Company's Series G Convertible Preferred Stock.

(c) Dividends

The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock. No cash dividends may be declared or paid on the Company's Common Stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely the Company will declare any cash dividends in the foreseeable future. The Series E and Series F Convertible Preferred Stock carry no dividends. The Series G Preferred Stock does not pay a cash dividend, but does pay a quarterly payment in kind dividend.

Recent Issues of Unregistered Securities

During the fourth quarter of 2011, the Company issued the following unregistered securities

(i)	3,595,701 shares of common stock to fifteen investors that converted their debt into common stock.

(ii)	125,000 shares of common stock to one consultant for services rendered to the Company.

(iii)	250,000 shares of common stock to two directors for 2011 director fees.

(iv)	53,375 shares of common stock to one investor for late payment penalties on a promissory note.

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

Company repurchases of Equity Securities

None.

ITEM 6:	SELECTIVE FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex for the year ended December 31, 2011 totaled $137,438, a decrease of 47% from the year ended December 31, 2010 which totaled $259,290.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2011 amounted to $58,353 for a 42% gross margin. Gross profits decreased $46,857 or 45% for the year ended December 31, 2011 compared to $105,210 for the year ended December 31, 2010 and a gross margin of 41%. The decrease in gross profits and gross margin is a result of lower revenue and product mix. The decrease in revenue was attributable to the long-term care market.

After deducting research and development costs of $38,312 and selling, general and administrative expenses of $4,093,559, which primarily included $1,923,925 in non-cash outlays in the form of restricted stock and warrants issued for professional fees and compensation , the Company realized an operating loss of $4,073,518. Operating losses for 2011 of $4,073,518 were up $2,697,952 or 196% as compared to the 2010 operating loss of $1,375,566. Approximately $2,460,000 of the decrease was due from the change in compensation expense. In 2011 a management warrant grant was recorded in the amount of $1,280,679. In 2010 there was a reversal of the 2009 management stock grant valued at $1,298,000 which was returned to the Company.

Non-operating expenses totaled $1,397,333 for the year ended December 31, 2011 a decrease of 32% or $669,674 as compared to $2,067,007 for the year ended December 31, 2010. The decrease in non-operating expenses of $669,674 was due to material differences in the other income/expense section of the Statement of Operations. The first was a net gain of $668,583 which was realized on a gain incurred in connection with debt restructuring which occurred in the third quarter of 2011 versus the prior years loss of $275,403 which occurred in the second quarter of 2010. In the third quarter of 2011 a loss of $1,129,321 was recorded from debt extinguishment versus zero in 2010. The amortization of debt discount was $190,937 in 2011 which is a decrease of $179,660 from $370,597 in 2010 due to the debt conversion which occurred in the third quarter of 2011. Interest and financing expense which was $745,658 and zero, respectively, in 2011 decreased by $57,576 and $612,573, respectively, from $803,234 and $612,573, respectively in 2010. The decrease in interest and financing expense of $670,149 was due to the debt conversion which occurred in the third quarter of 2011.

The net result for the year ended December 31, 2011 was a loss of $5,724,451 or $0.24 per share, compared to a loss of $3,442,573 or $0.20 per share for the prior year. Management will continue to make an effort to lower operating expenses and increase revenue. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new equity and debt investments through convertible promissory notes with accredited investors. During 2011, the Company obtained new equity capital and issued new debt that supplied the majority of the funds that were needed to finance operations during the reporting period. The Company received new equity capital in the amount of $950,000 from the sale of Series G convertible preferred stock. Such new borrowings resulted in the receipt by the Company of $1,500,000. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the year showed a working capital deficit of $3,339,432. During the first and quarter of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements. During the first quarter of 2012 the Company received $225,000 (five three year convertible notes totaling $150,000 and one demand note for $75,000). We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 7 A:	QUANTiTatIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the two years ended December 31, 2011 and 2010 and Notes to Financial Statements are included at the end of this report.  Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two years ended December 31, 2011, there were no  reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A (T).	Controls and Procedures

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the December 31, 2011, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011:

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about all directors and executive officers of the Company are as follows:

Name	Position	Term(s) of Office

Mark Mirken, 67	President, Chief Operating Officer	September 2007 until August 4, 2008
	Chief Executive Officer	August 4, 2008 until present
	Chairman of the Board	August 4, 2008 until present

Frank Guarino, 37	Chief Operating Officer	July 1, 2010 until present
	Chief Financial Officer	October15, 2001 until June, 30,2010

Benjamin Custodio, 69	Company Director	October 28, 2008 until January 2, 2012

Kenneth Sadowsky, 49	Company Director	September 17, 2008 until June 25, 2009 and then, since March 8, 2010

Michael C. James, 53	Chief Financial Officer	July 1, 2010 until present
	Company Director	September 24, 2009 until present

Carl Germano, 57	Executive Vice President, Research	May 15, 2001 until present
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

Frank Guarino

Mr. Frank Guarino has been our Chief Operating Officer since July 1, 2010. Prior to July 1, 2010 Mr. Guarino was the Chief Financial Officer (CFO) of Millennium since 2001.  Mr. Guarino was previously employed from 1997 through February 2001, as the Controller of First National Funding Corporation of America, a mortgage banking firm which grew from a small family business to a medium sized corporation with 55 branches nationwide producing over $350 million in annual volume at the time of his departure.   From 1995 to 1997, Mr. Guarino was employed by Panasonic Broadcast and Television Systems Co., where his responsibilities evolved to an independent supervisory position in the accounts receivable department which collected over $400 million annually in accounts receivable from clients which included national television networks.  Mr. Guarino earned a Bachelor of Science in Accounting from St. Peter’s College in 1997.

Michael C. James

Mr. Michael James has been our Chief Financial Officer (CFO) of Inergetics since July 1, 2010. For the past eleven years, Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, where he holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Currently, Mr. James is a director of Guided Therapeutics, Inc. where he is Chairman of the Compensation Committee and serves as Chairman on the Audit Committee.  He was a board member of Nestor, Inc. from 2006 until June 2009 and CEO of that company from January 2009 through September 11, 2009.  While acting as CEO, Mr. James turned that company profitable and headed a complete financial restructuring. The business was sold on September 8, 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island.  From 1995 to 1999, Mr. James was a Partner at Moore Capital Management, Inc., a private investment management company. Prior to his position at Moore Capital, from 1991 to 1994, he was employed by Buffalo Partners, L.P., a private investment management company, where he held the position of Chief Financial and Administrative Officer. From 1986 to 1991, he was employed by National Discount Brokers and held the positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James received a Bachelor of Science in Accounting from Fairleigh Dickenson University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of  common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report  required to be so filed pursuant to Section  16(a) of the Securities Exchange Act of 1934.Mark C. Mirken, Frank Guarino and Kenneth Sadowsky are also currently late in filing Form 3.

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

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2011, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2011, as well as the most highly compensated employees who did not serve as executive officers during 2011. Compensation information is shown for the fiscal years ended December 31, 2010, and 2009:

Name and Principal Position	Year	Salary ($) (1)	Directors Fee ($)	Other Annual Compensation($) (2)	Restricted Stock Awards ($) (3)	Securities Underlying Options ($)	All Other Compens.($)
Mark C. Mirken (5)	2011	161,538	-	24,000	-	-	-
President and CEO,	2010	234,077	-	24,000	-	-	-
Director	2009	349,606	-	2,000	1,215,000	-	-
Michael C. James	2011	153,846	-	-	25,000	-
Chief Financial Officer	2010	-	-	-	-	-	-
and Director	2009	-	-	-	-	-
Carl Germano (4)	2011	151,923	-	-	-	-	-
Exec. Vice President	2010	181,328	-	-	-	-	-
	2009	188,756	-	6,518	150,000	-	-
Frank Guarino (6)	2011	94,231	-	-	-	-
Chief Financial Officer	2010	163,298	-	14,095	-	-	-
	2009	190,352	-	12,000	150,000-	-	-

 _______________________

(1)	The value of other non-cash compensation, except for the items listed under (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)	Consists of automobile expenses allowances.
(3)	The Company recognizes expenses for options and warrants granted to employees on the basis of fair value calculated using the Black-Scholes formula (see below).

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

(4)	In 2009, Mr. Germano received 1,050,000 restricted common shares for special services performed, valued at $10,500, and was awarded a bonus of 1,500 shares of Series E Convertible Preferred Stock (which converted into 15,000,000 common shares on March 15, 2010), valued at $150,000. Certificates for these shares had not yet been issued at December 31, 2009, the grant was returned to the Company in 2010.
(5)	In 2009, Mr. Mirken was awarded a bonus of 12,150 shares of Series E Convertible Preferred Stock (which converted into 121,500,000 common shares on March 15, 2010), valued at $1,215,000. Certificates for these E-shares had not yet been issued at December 31, 2009, the grant was returned to the Company in 2010. In 2009, $100,000 of that sum represents a repayment to Mr. Mirken under section 2.4 of his employment contract dated November 1, 2009 in which Mr. Mirken received a significantly reduced partial repayment of expenses owed to Mr. Mirken which he forgave to induce certain investors to save the Company from an act of foreclosure in the spring of 2009.

(6)	In 2009, Mr. Guarino was awarded a bonus of 1,500 shares of Series E Convertible Preferred Stock (which converted into 15,000,000 common shares on March 15, 2010), valued at $150,000. Certificates for these E-shares had not yet been issued at December 31, 2009, the grant was returned to the Company in 2010.

Stock Options /Stock Purchase Warrants:

There were no options granted during 2011 and 2010. In 2011 there was a management stock warrant grant, but the allocation has notyet been issued to management. There were no warrants issued in 2010 to executive officers.

Compensation of our Directors

During 2011 and 2010 none of our Directors received cash compensation. In 2011 Benjamin Custodio and Kenneth Sadowsky each received 125,000 restricted shares of common stock. There was no compensation paid to the outside directors in 2010.

Employment Agreements

Certain employees have received employment agreements the details of which are outlined in the section “Employment Agreements” in Note 9 to the Financial Statements included at the end of this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 31, 2012, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title	Name and Address of	Amount and Nature of	Percent
of Class	Beneficial Owner	Beneficial Ownership (1)	of Class
Common	Mark C. Mirken	75,000	0.22%
Stock	Frank Guarino	14,375	0.04%
	Carl Germano	39,274	0.12%

	Michael C. James	852,021	2.50%
	Kenneth Sadowsky	1,616,071	4.75%
	as a Group (5 persons)	2,596,741	7.63%

Address of all persons above: c/o the Company, except for Mr. Sadowsky: 450 Alton Road #1601, Miami Beach, FL 33139.

Leon Frenkel	3,256,076	9.56%
1600 Flat Rock Road, Penn Valley, PA 19072

Seahorse Enterprises	2,376,706	6.98%
1 Powderhill Way, Westborough, MA 01581

Brian Corbman	1,924,653	5.65%
95 Horatio Street, Suite 204, New York, NY 10014

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of March 31, 2012. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)	See Item 13 “Certain Relationships, Related Transactions and Director Independence” below.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to an amended and restated employment agreement, Mark C. Mirken is employed as the President and Chief Executive Officer of the Company and Millennium. The Agreement terminates on November 1, 2014, Mr. Mirken has the right to extend the term of employment for two additional years. Pursuant to the Summary of Debt Reorganization and Financing dated July 14, 2011, Mr. Mirken’s salary was amended to reduce his salary to $175,000 per annum until the Company reaches three consecutive fiscal quarters of positive “Net Income” at which point his annual salary will increase to $240,000. The gross-up provisions with regards to any issuances under the Management Warrant Grant Program have been eliminated. Mr. Mirken will receive a bonus of $32,500 upon receiving three consecutive fiscal quarters of positive Net Income. Mr. Mirken’s annual salary will increase to $306,000 upon the Company achieving $1,000,000 of Net Income in any twelve consecutive calendar month period.

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

Pursuant to an amended and restated employment agreement, Carl Germano is employed as the Chief Science Officer of Millennium. The Agreement terminates on November 1, 2014, Mr. Germano has the right to extend the term of employment for two additional years.  Pursuant to the Agreement, Mr. Germano currently receives a base annual salary of $150,000 per year which increases to $200,000 per year in the event (a) the Company's annual revenues exceed $15,000,000; (b) the Company enters into a licensing agreement with an unrelated third party where the minimum upfront licensing fee is no less than $3,000,000; or (c) the Company achieves two quarters of positive cash flow.  In addition, during the term of the Agreement, Mr. Germano is entitled to receive an annual bonus at the discretion of the Company. Mr. Germano also receives standard benefits available to other executive officers.

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

Pursuant to an employment agreement, Michael C. James is employed as the Chief Financial Officer of the Company and Millennium. The Agreement terminates on May 31, 2015; provided, Mr. James has the right to extend the term of employment for two additional years. Pursuant to the Summary of Debt Reorganization and Financing dated July 14, 2011, Mr. James’ salary was amended to reduce his salary to $150,000 per annum until the Company reaches three consecutive fiscal quarters of positive “Net Income” at which point his annual salary will increase to $200,000. The gross-up provisions with regards to any issuances under the Management Warrant Grant Program have been eliminated. Mr. James will receive a bonus of $25,000 upon receiving three consecutive fiscal quarters of positive Net Income.

The Agreement terminates upon Mr. James’ death and may be terminated at the option of the Company as a result of Mr. James’ disability or for “cause” as defined in the Agreement.  Mr. James has the right to terminate the Agreement for “good reason” as defined in the Agreement.  In the event that the Agreement is terminated due to Mr. James’ death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits.  If the Agreement is terminated by the Company for “cause”, Mr. James is not entitled to receive any compensation other than accrued but unpaid compensation and benefits.  In the event Mr. James terminates the Agreement for “good reason”, the Company shall pay to Mr. James his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. James as of the date of the termination.  The Agreement also provides for Mr. James is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by the Company without “cause” or by Mr. James for “good reason”.

The Company’s board of directors consists of the following three directors: Mark C. Mirken, Kenneth Sadowsky and Michael James.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Friedman LLP billed us $109,268 and $133,165 for professional services rendered from their audit of our annual financial statements during 2011 and 2010.

AUDIT-RELATED FEES

Friedman LLP did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements during the fiscal years ended December 31, 2011 and December 31, 2010.

TAX FEES

Friedman LLP billed us in the aggregate amount of $0 for professional services rendered for tax related services during the fiscal year ended December 31, 2011 and 2010.

ALL OTHER FEES

Friedman LLP billed us in the aggregate amount of $0 for professional services rendered for other services during the fiscal year ended December 31, 2011 and 2010.

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

INERGETICS, INC.

By:	/s/ Mark C. Mirken	Date:	April 16, 2012
Mark C. Mirken
Chief Executive Officer
(Principal Executive Officer),

By:	/s/ Michael C. James	Date:	April 16, 2012
Michael C. James
Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Mark C. Mirken	April 16, 2012
Mark C. Mirken, Director

/s/ Michael C. James	April 16, 2012
Michael C. James, Director

/s/ Kenneth Sadowsky	April 16, 2012
Kenneth Sadowsky, Director

Inergetics, Inc.

(f/k/a/Millennium Biotechnologies Group, Inc.)

and Subsidiary

Consolidated Financial Statements

December 31, 2011

Inergetics, Inc. and Subsidiary

Index to the Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	1

Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Stockholders’ (Deficit)	4-5

Consolidated Statements of Cash Flows	6-7

Notes to the Consolidated Financial Statements	8-34

[ Friedman LLP ]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Inergetics, Inc. and Subsidiary

(f/k/a Millennium Biotechnologies Group, Inc.)

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Inergetics, Inc. (f/k/a Millennium Biotechnologies Group, Inc.) and subsidiary as of December 31, 2011 and 2010, and the related consolidated statement of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2011.  Inergetics, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2011 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses and has a working capital deficiency of $3,339,432. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Friedman LLP

Marlton, New Jersey

April 16, 2012

Inergetics, Inc. and Subsidiary

Consolidated Balance Sheets

December 31

	2011	2010
Assets
Current Assets:
Cash	$2,517	$1,089
Accounts receivable, net of allowance for doubtful accounts of $0	1,895	1,245
Inventories, net	136,094	126,721
Prepaid expenses	253,878	254,234
Total Current Assets	394,384	383,289
Property and equipment, net
Patents, net	5,518	6,094
Deposits	2,299	23,651
Total Assets	$402,201	$413,034

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,038,999	$3,424,211
Obligations to be settled in stock	665,500	248,000
Customer prepayments	39,970	17,798
Short-term debt, net of unamortized debt discount	839,747	2,574,570
Short-term debt - related parties, net of unamortized debt discount	149,600	2,763,142
Total Current Liabilities	3,733,816	9,027,721
Long-term debt	29,606	-
Long-term debt - related parties	1,425,522	-
Total Liabilities	5,188,944	9,027,721

Commitments and Contingencies

Preferred stock, Convertible Series G , authorized 200,000, par value $1, stated value $50: 120,827 shares issued and outstanding	5,621,665	-

Stockholders’ (Deficit)
Preferred stock, par value $1:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282

Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value $1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares and issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 27,780,205 and 23,756,132 shares, respectively	27,781	23,757
Additional paid-in capital	65,281,614	61,968,508
Common stock subscribed	360,000	-
Accumulated Deficit	(76,272,848)	(70,801,997)
Total Stockholders’ (Deficit)	(4,786,743)	(8,614,687)
Total Liabilities and Stockholders’ (Deficit)	$402,201	$413,034

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010
Net Sales	$137,438	$259,290
Cost of Sales	79,085	154,080
Gross Profit	58,353	105,210
Research and development costs	38,312	30,711
Selling, general and administrative expenses	4,093,559	1,450,065

Loss from operations	(4,073,518)	(1,375,566)
Other (expense) income
Gain (loss) incurred in connection with troubled Debt restructuring, net	668,583	(275,403)
Loss on debt extinguishment	(1,129,321)	-
Amortization of debt discount	(190,937)	(370,597)
Miscellaneous expenses	-	(5,200)
Interest expense	(745,658)	(803,234)
Financing expense	-	(612,573)
Total other expense	(1,397,333)	(2,067,007)
Loss before taxes	(5,470,851)	(3,442,573)
Provision for income taxes	-	-

Net Loss	(5,470,851)	(3,442,573)
Preferred Dividend	253,600	-
Net Loss applicable to common shareholders	(5,724,451)	(3,442,573)

Net Loss Per Common Share Basic and Diluted	$(0.24)	$(0.20)

Weighted average number of common shares outstanding – Basic and Diluted	24,098,664	16,919,487

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statement of Stockholders’ (Deficit)

For the Years Ended December 31, 2011 and 2010

	Preferred Stock										Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Convertible Series E Shares	Convertible Series E Amount	Convertible Series F Shares	Convertible Series F Amount	Shares	Amount
Balance, January 1, 2010	65,141	$130,282	64,763	$64,763	-	-	27,658	$27,658	4,602	$4,602	4,999,110	$4,999	$55,966,305	$(67,359,424)$	(11,160,815)

Conversion of Series E preferred shares into common stock							(27,658)	(27,658)			3,457,242	3,457	24,201		-

Conversion of Series F preferred shares into common stock									(4,602)	$(4,602)	6,902,760	6,903	(2,301)		-

Debt converted into common stock											1,966,868	1,967	3,380,415		3,382,382

Common stock issued for loan origination fees											6,273,552	6,274	2,550,045		2,556,319

Reversal of put warrants previously accrued													50,000		50,000

Issuance of shares from warrants											156,600	157	(157)		-

Net (loss)														(3,442,573)	(3,442,573)

Balance, December 31, 2010	65,141	$130,282	64,763	$64,763	-	-	-	$-	-	$-	$23,756,132	$23,757	$61,968,508	$(70,801,997)	$(8,614,687)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statement of Stockholders’ (Deficit)

For the Years Ended December 31, 2011 and 2010

	Preferred Stock												Common Stock		Additional Paid in Capital	Common Stock Subscribed		Accumulated Deficit	Total
	Convertible Series B Shares	Convertible Series B Amount	Cumulative Series C Shares	Cumulative Series C Amount	Convertible Series D Shares	Convertible Series D Amount	Convertible Series E Shares	Convertible Series E Amount	Convertible Series F Shares	Convertible Series F Amount	Convertible Series G Shares	Convertible Series G Amount	Shares	Amount		Shares	Amount

Balance, January 1, 2011	65,141	$130,282	64,763	$64,763	-	-	-	-	-	-	-	-	23,756,132	$23,757	$61,968,508			$(70,801,997)	$(8,614,687)

Debt converted into equity											96,755	$4,418,065	3,595,698	3,596	715,552	2,240,200	$360,000		5,497,213

Debt extinguishment															1,510,582				1,510,582

Issuance of common for services													375,000	375	50,873				51,248

Issuance of common stock for interest													53,375	53	9,020				9,073

Warrants issued for compensation															1,280,679				1,280,679

Sale of Preferred stock											19,000	950,000							950,000

Preferred stock dividend											5,072	253,600			(253,600)				-

Net (loss)																		(5,470,851)	(5,470,851)

Balance, December 31, 2011	65,141	$130,282	64,763	$64,763	-	$-	-	$-	-	$-	120,827	$5,621,665	27,780,205	$27,781	$65,281,614	2,240,200	$360,000	$(76,272,848)	$(4,786,743)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities:
Net loss	$(5,470,851)	$(3,442,573)
Adjustments to reconcile net loss to net cash used in Operating Activities:
(Gain) loss on troubled debt restructuring	(668,583)	275,403
Debt extinguishment	1,129,321	-
Depreciation and amortization	576	1,316
Amortization of debt discount	190,937	370,597
Convertible Preferred Stock G issued for services	175,000	-
Stock issued for director fees and services	51,250	752,833
Stock issued for compensation	125,000	-
Stock issued for interest expense and financing expenses	9,073	616,364
Warrant grant issued for compensation	1,280,679	-
Debt issued for services	-	61,468
Loss on disposal of equipment	-	3,700
Change in inventory and receivables reserve	291,420	(48,385)
Changes in assets and liabilities
(Increase) in inventory	(300,793)	(62,219)
(Increase) in accounts receivable	(650)	(684)
Decrease in prepaid contract sales	-	166,667
Decrease in prepaid expenses	292,856	244,965
Decrease (Increase) in deposits	21,352	(5,299)
Increase in customer prepayments	22,172	17,798
Increase (Decrease) in liability for stock to be issued	-	(2,116,723)
Increase in accounts payable and accrued expenses	447,669	1,134,991
Net Cash Used by Operating Activities	(2,403,572)	(2,029,781)
	-	-
Cash Flows from Investing Activities

Cash Flows from Financing Activities:
Proceeds from borrowings	1,500,000	2,107,500
Proceeds from Preferred stock	950,000	-
Repayment of loans and notes	(45,000)	(119,000)
Unit Note Subscriptions receivable	-	40,000
Net Cash Provided by Financing Activities	2,405,000	2,028,500
Net Decrease in Cash	1,428	(1,281)
Cash - beginning of year	1,089	2,370
Cash - end of year	$2,517	$1,089

Supplemental information:
Cash paid during the year for:
Interest	$15,174	$13,681
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

Schedule of non-cash investing and financing activities:	2011	2010

In connection with restructuring of debt - 3,595,698 common shares and 1,966,868 common shares as of December 31, 2011 and 2010, respectively.	$719,148	$3,382,382

In consideration for services and compensation - 375,000 common shares and 1,301,771 common shares, as of December 31, 2011 and 2010, respectively.	$51,248	$1,031,619

In consideration of prior accrued obligations - 1,654,590 common shares were issued as of December 31, 2010	$-	$946,672

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

On March 15, 2010 the Company changed its name to Inergetics, Inc. Inergetics, Inc. (the Company or "Inergetics"), formerly Millennium Biotechnologies Group, Inc., which is the holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium’s principal source of revenue is from sales of its nutraceutical supplements, Resurgex Select® and Resurgex Essential™ and Resurgex Essential Plus™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. Millennium has developed Surgex for the sport nutritional market. The Company’s efforts going forward will focus on sales of Surgex in powder, bar and ready to drink forms.

In January 2011 the board of directors approved a reverse stock split of 1 for 80 on the Company’s issued and outstanding common stock. These consolidated financial statements have retroactively restated common shares to the earliest presentation reported along with the earnings per share calculation to reflect the 1 for 80 split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our experience and on various assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions.

Cash and Cash Equivalents

Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents.

Accounts Receivable

We continuously monitor collections and payments from our customers and regularly adjust credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. We maintain a provision for estimated credit losses, as necessary.

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

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $576 for 2011 and 2010, respectively.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,350 and $7,169 for the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling Costs

Shipping costs of $30,748 and $18,195 are included in cost of sales for the years ended December 31, 2011 and 2010, respectively. Handling costs of $25,918 and $33,469 are included in general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

Equity Based Compensation

Equity based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company issued 7,533,406 warrants during the year ended December 31, 2011 for an expense of $1,280,679 and 0 warrants for an expense of $0 during the year ended December 31, 2010. The Company did not issue any stock options during the year ended December 31, 2011 and 2010, respectively.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2011 and 2010.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Loss Per Common Share

Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have an anti- dilutive effect on earnings per share, and therefore have not been included. Anti-dilutive securities not included in net loss per share calculations for the years presented include:

	December 31,
	2011	2010
Potentially dilutive securities:
Convertible debt and accrued interest	8,447,094	-
Liability of shares to be issued	3,281,250	968,750
Convertible Preferred stock	30,337,032	130,282
Common Stock Subscribed	2,240,200	-
Outstanding time-based stock options	-	-
Outstanding time-based warrants	7,631,544	241,030

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Research and Development

Research and development costs are expenses as incurred.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net assets or income.

2.  GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

However the Company has incurred substantial net losses for the years ended December 31, 2011 and 2010, has accumulated a deficit of approximately $76 million at December 31, 2011 and has a working capital deficiency of $3,339,432. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3.  CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions which currently are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may, at times, exceed the federally insured limits.

The Company provides credit in the normal course of business to customers and performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

4.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist of finished goods, raw materials and packaging for the Company’s Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Finished Goods	$266,733	$89,759
Work-in-process	-	-
Raw Materials	131,213	19,415
Packaging	36,648	24,627
	434,594	133,801
Less: Reserve for obsolescence	(298,500)	(7,080)
Total	$136,094	$126,721

5.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2011 and 2010, consisted of the following:

	2011	2010
Furniture	$46,127	$46,127
Equipment	-	-
Leasehold improvements	-	-
Subtotal	46,127	46,127
Less accumulated depreciation	(46,127)	(46,127)
Total	$-	$-

Depreciation expense charged to operations was $0 and $740 for the years ended December 31, 2011 and 2010.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2011 and 2010:

	2011	2010
Accounts payable	$864,542	$1,397,161
Accrued interest	344,328	1,100,044
Accrued rent expense	135,874	138,711
Accrued salaries, bonuses and payroll taxes	491,646	528,314
Owed to officer	-	165,882
Accrued professional fees	202,609	94,099
	$2,038,999	$3,424,211

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

Obligations to be settled in stock are valued at the fair market value on the date of grant.

For financial instruments including cash, prepaid expenses and other current assets, short term debt, accounts payable and accrued expense, it was assumed that the carrying values approximated fair value because of their short-term maturities.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

2011 Liabilities	Level I	Level II	Level III	Total

Obligations to be settled in stock	$665,500	$-	$-	$665,500
Long term debt		29,606		29,606
Long term debt -related parties		1,425,522		1,425,522
Total liabilities	$665,500	$1,455,128	$-	$2,120,628

2010 Liabilities	Level I	Level II	Level III	Total

Obligations to be settled in stock	$248,000	$-	$-	$248,000
Total liabilities	$248,000	$-	$-	$248,000

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

8. DEBT

Short-term debt is as follows:

	December 31,	December 31,
	2011	2010

Convertible Promissory note dated December 17, 2002, issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note is now due on demand and remains outstanding at December 31, 2011. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $8.00/share of the principal.	$25,000	$25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock. The Note is convertible at the option of the holder into common stock at the rate of $20.00 per share.	30,000	30,000

Convertible promissory note originally due December 31, 2003, bearing interest at 12% per year payable in restricted common stock, now due on demand. The note was convertible at the option of the holder into restricted common stock at the rate of $16.00 per share. The note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	-0-	50,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing interest at 12% per year, now due on demand. The $10,000 note was converted as of September 2, 2011 into common stock at the conversion price $0.352.	15,000	25,000

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

DEBT (Continued)

Four promissory notes issued to four accredited investors in May 2006, originally maturing in June 2006, now due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $20.00 /share. Three notes were converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	25,000	105,000

Six promissory notes issued to six accredited investors between July and September 2006, originally maturing at various dates between September 15, 2006 and January 31 2007, all of which are were due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 15% per year, and are convertible into common shares at the rate of $20.00 /share. The notes were converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	-0-	165,000

Three promissory notes issued to three accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share. One note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	48,000	63,000

Three promissory notes issued to three accredited investors in October 2006, maturing on January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share. One note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	44,000	60,000

One promissory notes issued to an accredited investors in January 2007, maturing on March 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share.	75,000	75,000

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

DEBT (Continued)

Three promissory notes issued to three accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $8.00 /share. Two notes were converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	25,000	82,000

Two promissory notes issued to an accredited investor in July 2007, due on demand. The notes carry interest at the rate of 10% per year. The notes were converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	-0-	50,000

In August 2007 the Company and a creditor agreed to convert $605,578 in outstanding payables into a note, repayable six months after demand for repayment has been issued. In November 2009, the creditor and the Company entered into an agreement whereby the principal amount of the note was reduced to $126,000, of which $26,000 were repaid in December 2009. The note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	-0-	100,000

Promissory note issued to an accredited investor in September 2007, originally due on September 18, 2008, now due on demand. The note carries interest at the rate of 18% per year which rate, upon default would increase to 24% per year. The note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	-0-	50,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000.	400,000	400,000

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

DEBT (Continued)

One promissory note issued to an accredited investors in February 2009 for $15,000, maturing on May 4, 2009. The face amount of note include a discount of $2,500, granted as interest. The note was repaid in cash during November 2011.	-0-	15,000

Seven promissory notes, issued in November and December 2009 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 15% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. The notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering.	-0-	867,000

Less unamortized discount for stock issued with notes	-0-	(257,581)

Two promissory notes, issued in the first quarter of 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 15% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. The notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering.	-0-	50,000

Less unamortized discount for stock issued with notes	-0-	(16,731)

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

DEBT (Continued)

Five promissory notes, issued in the second quarter of 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 15% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are payable in five quarterly installments beginning 18 months after issue. The notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering.	-0-	195,000

Less unamortized discount for stock issued with notes	-0-	(94,486)

Eight promissory notes, issued in November and December 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1 :1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 month promissory note for $100,000, carrying interest at 15% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Five of the notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering.	152,747	449,438

Promissory note issued in September 2010, carry interest at 7% per year due July 1, 2011. The note was converted as of September 2, 2011 into common stock at the conversion price of $0.20 per share.	-0-	61,930

One promissory note, issued in August 2010. The Note bear interest at 15% per annum and installment payments of principal and interest are payable as follows: 25% of the original principal amount and all accrued interest shall be paid on or before October 10, 2010, and thereafter, 15% of the original principal and interest shall be paid on or before January 10th, April 10th, July 10th and October 10th of each year until the maturity date of January 10, 2012. The investor converted the debt principal plus accrued interest into new convertible notes which are due December 31, 2013.	-0-	25,000

Total Short-Term Debt	$839,747	$2,574,570

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

DEBT (Continued)

	December 31	December 31
Short-Term Debt - related parties is as follows:	2011	2010
Promissory note issued to an accredited investor in March 2009. The note was due on September 26, 2009 and carrying interest at 15% per year.	$33,000	$33,000

Promissory note issued to an accredited investor in July 2009. The note was due on October 28, 2009 and carrying interest at 36% per year.	16,600	16,600

Three promissory notes issued in September 2009 to three investors, totaling $90,000. The notes are due on October 17, 2009 and carry interest at 10% per year. The company paid legal fees in connection with the issuance of these notes, amounting to $10,000 which amount was deducted from the proceeds of these notes. A portion of $15,000 had been converted into shares of Series F Convertible Preferred Stock. A note in the amount of $30,000 was repaid in cash during February 2011. The other two notes were converted as of September 2, 2011 into common stock at the conversion price of $0.20 per share	-0-	75,000

One promissory note, issued in November and December 2009 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 15% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The note and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. The note converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering.	-0-	170,000

Less unamortized discount for stock issued with notes	-0-	(50,329)

Three promissory notes, issued in the second quarter of 2010 as part of a Unit offering, each “Unit” consisting of a 30 month promissory note for $100,000, carrying interest at 15% per year, and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are payable in five quarterly installments beginning 18 months after issue. The notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering.	-0-	97,760

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

DEBT (Continued)

Five promissory notes, issued in November and December 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1 :1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 month promissory note for $100,000, carrying interest at 15% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. The notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering.	-0-	1,521,111

Purchase order financing note issued in May 2010, carry interest at 24% per year and due on demand.	100,000	100,000

Three promissory notes, issued in August 2010. The Notes bear interest at 15% per annum and installment payments of principal and interest are payable as follows: 25% of the original principal amount and all accrued interest shall be paid on or before October 10, 2010, and thereafter, 15% of the original principal and interest shall be paid on or before January 10th, April 10th, July 10th and October 10th of each year until the maturity date of January 10, 2012. The investors converted the debt principal plus accrued interest into new convertible notes which are due December 31, 2013.	-0-	800,000

Total Short-Term Debt - related parties	$149,600	$2,763,142

Long-Term Debt is as follows:

	December 31	December 31
	2011	2010

One promissory notes was issued as Senior Secured Convertible Notes in September 2011 as part of the Debt Reorganization and Financing Agreement dated July 14, 2011. The note is convertible into Series G Preferred Stock. The note bears interest at 10% per year and matures on December 31, 2013.	$29,606	$-0-

Total Long-Term Debt	$29,606	$-0-

Long-Term Debt - related parties is as follows:

	December 31	December 31
	2011	2010

Four promissory notes were issued as Senior Secured Convertible Notes in September 2011 as part of the Debt Reorganization and Financing Agreement dated July 14, 2011. The notes are convertible into Series G Preferred Stock. The notes bears interest at 10% per year and matures on December 31, 2013.	$1,425,522	$-0-

Total Long-Term Debt - related parties	$1,425,522	$-0-

The following is a schedule of future minimum debt payments as of December 31, 2011:

Year Ending December 31,
2012	-0-
2013	1,455,128
Total minimum payments required	$1,455,128

2011 Gain on Troubled Debt Restructuring

The Company entered into restructuring agreements with various accredited investors, whereas these investors for economic reasons granted concessions to the Company.  In accordance with ASC 470 “Debt” the Company treated the following transactions as troubled debt restructuring.

At December 31, 2010, the Company had Unit Notes issued to accredited investors with an outstanding balance of $3,350,309, which were in default and due on demand. In September 2011, the Company reached an agreement with the investors to convert this debt into Series G Preferred in full settlement of the note plus interest. The Series G preferred are convertible into 250 shares of common stock. At the dates of conversion the debt payable and accrued interest was $3,990,843 less debt discount of $228,190 totaling $3,762,653.  At conversion $2,243,481 was held by a related party Investor Group and converted into 44,880 shares of Series G preferred valued at $2,099,835. The value of the debt in excess of Series G preferred of $143,646 was recorded in additional paid in capital on the Company Balance Sheet.  The remaining debt and accrued interest of $1,519,172, net debt discount, was converted into 24,300 shares of Series G preferred valued at $1,136,918 which exceeded the fair market value by $382,254.  Also the Company allocated restructuring charges of $167,964, which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group for Unit Notes.  The difference resulted in a gain on troubled debt restructuring of $214,290 has been included in the accompanying Statement of Operations in 2011. The gain incurred with troubled debt restructuring approximates $0.01 per share.

At December 31, 2010, the Company had Unsecured Notes issued to accredited investors with an outstanding balance of $1,581,530, which were in default and due on demand. In September 2011, the Company reached an agreement with the investors to convert a portion of the debt into common stock in full settlement of the notes plus interest. At the dates of conversion, the debt payable and accrued interest was $1,174,446.  At conversion $53,994 was held by the Investor Group and converted into 269,970 shares of common stock valued at $53,994, resulting in no gain or loss on conversion. The remaining debt and accrued interest of $1,120,452, was converted into 3,325,728 shares of common stock valued at $665,146.  The Company allocated restructuring costs of $49,429, which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group.  As of December 31, 2011 the gain on troubled debt restructuring of $405,877 has been included in the accompanying Statement of Operations in 2011. The gain incurred with troubled debt restructuring approximates $0.02 per share.

During 2011, the Company had Bridge Notes issued to a member of the Investor Group, an accredited investor, with an outstanding balance of $1,050,000, which were due on demand. In July 2011, the Company reached an agreement with the investor to convert the debt into Series G preferred in full settlement of the note plus interest. At the dates of conversion, the value of the amount of the debt payable and accrued interest was $1,078,704.  The debt was converted into 21,575 shares of Series G preferred stock valued at $881,320 and exceeded the fair market by $197,384 which was recorded in additional paid in capital on the Company’s Balance Sheet.  The Company recorded an expense of $81,362 which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group for Bridge Notes against the gain incurred with troubled debt restructuring in the accompanying Statement of Operations in 2011.

Also, included in the gain incurred with debt restructuring is $130,000 which was due to Ardent Advisors.  This amount was forgiven and the full amount was included in the gain incurred with debt restructuring in the accompanying Statement of Operations in 2011.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

DEBT (Continued)

2011 Extinguishment of Debt

The following debt instruments were modified in the current period.  The extinguishment of debt included the addition of a conversion feature therefore requiring the Company to record the transaction in accordance with ASC 470 “Debt” extinguishment of debt accounting.

At December 31, 2010, the Company had promissory notes issued to four accredited investors with an outstanding balance of $825,000, which were in default and due on demand. In July 2011, the Company reached an agreement with the investors to convert the debt into a new convertible note in full settlement of the note plus interest. At the date of conversion, the debt payable and accrued interest was $977,268.  The fair value of the new debt is $1,694,593, which includes the fair value of the conversion feature of $717,324.  The Company valued the conversion feature utilizing the black scholes method with the following inputs: stock price on date of calculation of $0.17, exercise price of $0.20, volatility of 192.8%, years 2.25, discount rate of 15%, and dividend rate of 0%.  The conversion rate on the new convertible note is $0.20 per share of common stock.  The Company allocated restructuring costs of $41,131, which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group for promissory note.  As of December 31, 2011 the loss on debt extinguishment of $758,455 has been included in the accompanying Statement of Operations. The loss incurred with debt restructuring represents approximately $0.03 per share.

In January, 2011, the Company issued notes to three accredited investors with an outstanding balance of $450,000, due on demand. In July 2011, the Company reached an agreement with the investors to convert the debt into a new convertible note in full settlement of the note plus interest. At the date of conversion, the value of the debt payable and accrued interest was $477,860.  The fair value of the new debt is $828,614, which includes the fair value of the conversion feature of $350,754. The Company valued the conversion feature utilizing the black scholes method with the following inputs: stock price on date of calculation of $0.17, exercise price of $0.20, volatility of 192.8%, years 2.25, discount rate of 15%, and dividend rate of 0%.  The conversion rate on the new convertible note is $0.20 per share of common stock.  The Company allocated restructuring costs of $20,112, which represents the pro-rate share of the $360,000 consulting fee due to the Investor Group for the promissory note.  As of December 31, 2011 a loss of $370,866 has been included in the accompanying Statement of Operations for the loss on debt extinguishment.  The loss incurred with debt restructuring represents approximately $0.02 per share.

The combination of the extinguished notes above are currently reflected as long term debt of $29,606 and related party long term debt of $1,425,522 on the accompanying balance sheet.

2010 Debt Restructuring

In the first half of 2010, the Company raised $1,182,500 from the sale of 11.825 units (the “Units”), each Unit consisting of a Senior Secured 12% thirty month $100,000 Note (a “Unit Note”) and 100 shares of the Company’s Series F convertible preferred stock (the “Series F Preferred”) in a private placement (the “Private Placement”). The issuance of these securities was part of the Company’s restructuring plan, and the securities were exempt from the registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Unit Notes have a term of 30 months and bear interest at the rate of 12% per annum. Installments of the principle and interest will commence on the first day of business of the calendar quarter following 18 months from the date of issuance and quarterly thereafter on the first business day of each calendar quarter in fixed payments in the amount of $25,372 each until the maturaity date, on which date any remaining principal and interest shall be due and payable in full. The Unit Notes are guaranteed by the Subsidiary and secured by a first lien and security interest in all of the assets of the Company and the Subsidiary.

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

INERGETICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

DEBT,(Continued)

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

At December 31, 2009, the Company had several unit notes payable to accredited investors and related parties with a total outstanding balance of $2,621,789, due on demand. In June 2010, the Company reached an agreement with the investors to convert the debt into equity in full settlement of the notes plus interest. At the date of conversion, the carrying amount of the debt payable exceeded the fair market value of the equity transferred by $239,700. A loss of $41,928 has been included in the Statement of Operations in 2010 for the extinguishment of debt, representing less than $0.01 per share. Additional paid in capital of $281,628 has been included in the Statement of Stockholders’ Deficit due to related party transactions.

Troubled Debt Restructuring

At December 31, 2009, the Company had promissory notes issued to two accredited investors with an outstanding balance of $375,000, due on demand. In May 2010, the Company reached an agreement with the investors to convert the debt into equity in full settlement of the note plus interest. At the date of conversion, the carrying amount of the debt payable and accrued interest exceeded the fair market value of the equity transferred by $44,795; a gain of $44,795 has been included in the Statement of Operations in 2010 for the extinguishment of debt, representing less than $0.01 per share.

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

As of December 31, 2011, the Company has net operating loss carry forwards of approximately $60,100,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2030. Net operating loss carry forwards expire starting in 2024 through 2030. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

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

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2011	2010
Deferred tax asset	20,400,000	16,400,000
Less: Valuation Allowance	(20,400,000)	(16,400,000)
Net Deferred Tax Assets	$-	$-

The Company’s deferred income tax valuation allowance increased by $4,000,000 to $20,400,000 as of December 31 2011.

9. EMPLOYMENT AGREEMENTS

Pursuant to the Summary of Debt Reorganization and Financing dated July 14, 2011, Mr. Mirken’s salary was amended to reduce his salary to $175,000 per annum until the Company reaches three consecutive fiscal quarters of positive “Net Income” at which point his annual salary will increase to $240,000. The gross-up provisions with regards to any issuances under the Management Warrant Grant Program have been eliminated. Mr. Mirken will receive a bonus of $32,500 upon receiving three consecutive fiscal quarters of positive Net Income. Mr. Mirken’s annual salary will increase to $306,000 upon the Company achieving $1,000,000 of Net Income in any twelve consecutive calendar month period.

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

Pursuant to the Summary of Debt Reorganization and Financing dated July 14, 2011, Mr. James salary was amended to reduce his salary to $150,000 per annum until the Company reaches three consecutive fiscal quarters of positive Net Income at which point his annual salary will increase to $200,000. The gross-up provisions with regards to any issuances under the Management Warrant Grant Program have been eliminated. Mr. James will receive a bonus of $25,000 upon receiving three consecutive fiscal quarters of positive Net Income.

10. CAPITAL STOCK

a)	Series B, C, D Convertible Preferred Stock

Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company’s common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired. There were no cumulative cash dividends payable as of December 31, 2011 and 2010, respectively. Convertible Series D preferred shares ("Series D") are non-dividend bearing and are convertible into shares of the Company’s common stock at the option of the Company and are subject to adjustment in accordance with certain anti-dilution clauses. All Series D Preferred Shares were converted into common stock in April 2002.

a.1)	Voting Rights

The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote.

a.2)	Dividend Restrictions

No cash dividends may be declared or paid on the Company’s common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock. No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding. There were no cumulative cash dividends payable as of December 31, 2011 and 2010, respectively.

a.3)    Other information is summarized as follows:

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

December 31, 2011 and 2010

CAPITAL STOCK (continued)

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

December 31, 2011 and 2010

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

CAPITAL STOCK (continued)

d)	Series G Convertible Preferred Stock

c.1) Authorized Number

Two Hundred Thousand (200,000) of the authorized shares of Preferred Stock are hereby designated “Series G Convertible Preferred Stock” par value $1.00 per share, stated value $50 (“G Preferred”).

c.2) Designation

The rights, preferences, privileges, restrictions and other matters relating to G Preferred, as filed with the Secretary of State, Delaware, are as follows:

(1)           Dividends.  The shares of G Preferred shall bear a 10% annual dividend, payable quarterly in kind based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date.

(2)           Distribution of Assets Upon Liquidation.  In the event the Company shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, each holder of shares of G Preferred, has a liquidation preference before any payment or distribution on the Common Stock or on any other class of stock ranking junior to the G Preferred up to the Stated Value and, thereafter, shares ratably in proceeds available along with the holders of shares of Common Stock and any other share of stock entitled to payment upon liquidation.

(3)           Voting Rights.  (a)  Each holder of outstanding shares of G Preferred shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the share of G Preferred held by such holder would then be convertible assuming a sufficient number of shares of Common Stock were then authorized and available for issuance, at each meeting of the stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration (including without limitation, any matter voted on together with the holders of Common Stock).  Except as provided by law, by any of the provisions contained herein or by the provisions establishing any other series of stock, holders of G Preferred shall vote together with the holders of Common Stock as a single class.

(4)           Conversion of G Preferred.  At the option of the holder each share of G Preferred may be converted into fully paid and non-assessable shares of the Company’s Common Stock at the rate of 250 shares of Common Stock for each share of G Preferred. The holder of each G Preferred has anti-dilution rights whereby any Common Stock shares that are issued or sold at a price less than the Conversion Rate in effect, then the Conversion Rate shall be reduced to an amount equal to the New Securities Issuance Price.

(5)           Accounting Treatment . The Company records Convertible Series G Preferred outside of permanent equity due to a redemption feature that is not solely controlled by the issuer, in accordance with ASR 268.

During 2011, the Company received cash proceeds of $950,000 representing 19,000 shares of series G Convertible Preferred Stock. Additionally the Company converted debt totaling $4,418,065 into 96,755 shares of series G Convertible Preferred Stock. The Company issued 5,072 shares of series G Convertible Preferred Stock as payment for the series G Convertible Preferred Stock dividend.

11. OPTIONS AND WARRANTS

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2011 and 2010, respectively.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

OPTIONS AND WARRANTS (continued)

Information regarding the Company’s stock options and warrants for fiscal years ended December 31, 2011 and 2010 is as follows:

	December 31, 2011		December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	-0-	$-0-	80,863	$36.80
Options expired	-		80,863	-
Options granted	-		-
Options cancelled	-		-
Options outstanding - end of year	-0-	$-0-	-0-	$-0-

Stock price at end of year	$0.15		$0.256

There were no stock options issued or outstanding during the fiscal year ended December 31, 2011 and 2010, respectively.

	December 31, 2011		December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding - beginning of year	241,030	$0.100	641,650	$8.00
Warrants exercised	-	.001	162,400	0.08
Warrants granted	7,533,406	0.170	-	-
Warrants expired	142,892	7.833	238,220	9.60

Warrants outstanding - end of year	7,631,544	$0.404	241,030	$7.20

Warrants price range at end of year	$0.17 - $60.00		$8.00 - $60.0

Warrants price for exercised shares	$.00		$0.08

Warrants available for grant at end of year	N/A	N/A	N/A	N/A

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

OPTIONS AND WARRANTS, Continued

The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 2011

Range of Exercise Prices	Number Outstanding at December 31, 2011	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.17	7,533,406	118 Mo’s	$0.17	-0-	$0.00
$8.00 - 12.00	25,000	7 Mo’s	$12.00	160,864	$8.62
$16.00 – 20.0	65,638	93 Mo’s	$16.00	72,666	$16.28
$60.00	7,500	12.Mo’s	$6000	7,500	$60.00

	7,631,544			241,030

The Company has used the fair value based method of accounting for its employee stock options beginning with the year ended December 31, 2006.

Upon closing of the Second Equity Offering as defined in the Summary of Debt Reorganization and Financing dated July 14, 2011, management warrant grants in the amount of 5,344,356 were earned.  The Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.17, exercise price of $0.17, volatility of 158.09%, term of 10 years, risk free rate of 2% and dividend rate of 0%.  On October 6, 2011, the board of directors approved a revision to  the Management Warrant Grant Program which was originally calculated at eleven percent (11%) of the “fully diluted” shares less 2,189,050 shares.  Effective October 2011, the Board reinstated the 2,189,050 shares.  Accordingly, 2,189,050 management warrants have been granted.  The Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.17, exercise price of $0.17, volatility of 157.64%, term of  10 years, risk free rate of 2% and dividend rate of 0%.  The warrants are fully vested upon grant.  Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was $1,280,679 and $0 in 2011 and 2010, respectively.

12. COMMITMENTS AND CONTINGENCIES

The Company leases office space in Paramus, NJ under an operating lease. The lease expires on November 30, 2012. During 2012 the Company’s minimum lease payments under the current lease agreement total $37,928

Net rent expense for the Company under operating leases for the years ended December 31, 2011 and 2010 was $56,119 and $26,232, respectively.

The Company entered into a Marketing and Sponsorship Contract (the “Contract”) beginning September 1, 2011 and ending on June 30, 2014.  As of December 31, 2011 a $60,000 payment was made in relation to the terms of the Contract. Under the  Contract the Company is required to make payments of $64,800 and $70,000 on or before September 1, 2012 and on or before September 1, 2013, respectively.  In addition to the cash payments the Company must provide the Sponsor with $100,000 of the Company’s product during the duration of the Contract, commencing September 2011.

13. STOCK GRANTED FOR SERVICES

During 2011 the Company issued 375,000 shares of Common Stock valued at $51,248 which represents Director fees in the amount of $30,000 and consulting services in the amount of $21,248. The Company also issued 3,500 Preferred Convertible Series G Stock valued at $175,000 for consulting services. The value of the Common Stock and Preferred Convertible Series G Stock is the fair market value on the date of grant.

During 2011 the Company granted 1,500,000 shares of Common Stock for consulting services valued at $255,000 relating to financial advisory services and professional athlete introductory services. The Company also granted 187,500 shares of Common Stock for consulting services expense valued at $37,500 relating to professional athlete appearances. Additionally, the Company issued 625,000 shares of Common Stock valued at $125,000 as salary and a bonus to an officer of the Company. The value of the Common Stock is the fair market value on the date of grant. These amounts appear in obligations to be settled in stock in the liability section of the balance sheet as of December 31, 2011.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

14. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Investor Group, consisting of a director of the Company and two other parties received a $360,000 consulting fee for their assistance in the troubled debt reorganization and financing performed by the Company. The $360,000 fee, payable in common stock, is recorded in Common Stock Subscribed in the Balance Sheet. The fee has been reported net of gain incurred in connection with troubled debt restructuring on the Statement of Operations.

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

As part of the debt restructuring discussed in “ Note 8”., in November 2009, the Company granted management an aggregate of 15,500 shares of E Preferred (the “Performance Shares”), which represented such number of E Preferred that are convertible into common stock equal to 10% of the fully diluted common shares following December 15, 2009, the final closing date (the “Final Closing Date”) of the Private Placement. Pursuant to these management grants, Mark C. Mirken received 12,150 shares of E Preferred, Frank Guarino received 1,500 shares of E Preferred and Carl Germano received 1,500 shares of E Preferred. All of the foregoing shares of E Preferred automatically converted into shares of Common Stock on March 15, 2010 at the rate of 10,000 shares of Common Stock for each share of E Preferred. In the event that the gross revenue of our subsidiary, Millennium Biotechnologies, Inc., for the 13 month period immediately following the Final Closing Date (the “Target Period”) is less than $15 million (the “Target Revenue”), the number of Performance Shares shall be reduced by 10% for each $1 million under the Target Revenue and such number of reduced Performance Shares shall be issue to the purchasers of the Units in the Private Placement based upon the percentage of Units purchased by each such purchaser. The Target Period shall commence when the Company and/or the subsidiary have received at least $1,000,000 in working capital from any sources including from the net proceeds of the Private Placement. The right to so reduce and reallocate any portion of the Performance Shares is dependent on the Target Period commencing within 60 days of the Final Closing Date. Notwithstanding any of the foregoing, the Performance Shares shall not be reduced by more than 50% of the total Performance Shares issued. In November 2010 all of the shares were returned back to the Company valued at $1,298,000.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

RELATED PARTY TRANSACTIONS, (Continued)

During 2011 and 2010, the Company also issued restricted stock awards to certain officers and directors, as follows:

Mr. Custodio received 125,000 shares of restricted Common Stock in 2011for consideration of his director’s fees. Mr. Custodio received $40,000 in cash compensation and 200 shares of E Preferred which were converted into 2,000,000 common shares, as a director’s fee in 2010.

Mr. Sadowsky received 125,000 shares of restricted Common Stock in 2011 for consideration of his director’s fees.

Michael C. James received 100 shares of E Preferred which converted into 1,000,000 common shares, as a director’s fee. In addition, in 2010, Mr. James purchased one Unit (100 shares of F Preferred and a Unit Note in the principal amount of $100,000) for $100,000. Under the Summary of Debt Reorganization and Financing Agreement dated July 14, 2011, The accrued salary of $100,000 owed Mr. James as of December 31, 2010 was converted into common stock at the conversion rate of $0.20 per share or 500,000shares of common stock. Mr. James also received a bonus of $25,000 in common stock upon the completion of debt conversion completed September 13, 2011 at the conversion rate of $0.20 per share or 125,000 shares of common stock. The shares of stock were issued in February 2012.

Refer to Note 8 for related party debt transactions.

15. MAJOR CUSTOMERS

The Company had one customer that comprised approximately 80% of revenue for the year ended December 31, 2011. The Company had three customers that comprised approximately 88% of revenue for the year ended December 31, 2010. The largest customer comprised 43% of revenue, the second largest customer comprised 35% of revenue and the third customer comprised 10% of revenue.

16. LITIGATION

All legal matters contained within this Note to the Financial Statement are reserved on the Company’s balance sheet as a liability as of December 31, 2011.

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. 07 CV H 11 1420)  Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which were associated with the development of Resurgex Select collateral materials developed in December of 2005.  Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials.  Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC has filed legal action for demand of payment in the amount of $63,718 for services rendered.  Millennium continues to negotiate a settlement with regards to this legal proceeding.

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

First Insurance Fund vs. Millennium Biotechnologies filed on November 18, 2010 in the Superior Court of New Jersey, Civil Division, Somerset/Hunterdon-Special Civil Part, Case# SOM-DC007284-10. First Insurance Fund claims a total of $13,489.99 including costs and fees based upon Millennium Biotechnologies failure to pay the plaintiff for Insurance invoices. On February 28, 2011, there was a levy on Millennium’s bank account in the amount of $1,644. On February 14, 2012 there was a levy on Millennium’s bank account in the amount of $2,320.

17. SUBSEQUENT EVENTS

During the first quarter of 2012 the Company issued five three year convertible promissory notes totaling $150,000. The notes are convertible into common stock at the conversion price of $0.20 per share. The notes bear interest at 10% per annum. The note holders also received 1,875,000 warrants which expire three years from date of issuance and are convertible at the price of $0.20 per common share.

The Company also issued a demand note in the amount of $75,000. The note bears interest at the annual rate of 12%. The note holder also received 150,000 cashless warrants which expire three years from date of issuance and are convertible at the price of $0.20 per common share.

The Company issued 6,000 shares of Series G Preferred for consulting services relating to investor relations, public relations and retail distributors.

The Company issued 2,600,000 shares of common stock for consulting services relating to investor relations, public relations, financial advisory services and professional athlete introductory services.

The Company issued 419,357 shares of common stock for financing costs in the first quarter of 2012.

