Form 10-Q
period 2012-03-31
INERGETICS INC
filed 2012-05-21
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2012

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

Yes ☐ No ☒

As of May 9, 2012, 34,047,076 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	- March 31, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations
	- Three months ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows
	- Three months ended March 31, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements	6 – 14

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	17

PART II - OTHER INFORMATION		19

Item 1	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Removed and Reserved	19

Item 5	Other Information	19

Item 6	Exhibits	20

SIGNATURES		21

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$5,552	$2,517
Accounts receivable, net	1,670	1,895
Inventories, net	97,284	136,094
Prepaid expenses	1,519,864	253,878
Total Current Assets	1,624,370	394,384
Patents, net	5,374	5,518
Deposits	2,299	2,299
Total Assets	$1,632,043	$402,201
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,295,230	$2,038,999
Obligations to be settled in stock	1,025,400	665,500
Customer Prepayments	39,970	39,970
Derivative liability	636,000	-
Short-term debt	839,747	839,747
Short-term debt – related parties	224,600	149,600
Total Current Liabilities	5,060,947	3,733,816
Long-term debt, net of debt discount	31,689	29,606
Long-term debt – related parties	1,425,522	1,425,522
	6,518,158	5,188,944
Commitment and Contingencies
Preferred stock, Convertible Series G, authorized 200,000, par $1, stated
Value $50: 125,783 and 120,827 shares issued and outstanding	5,825,965	5,621,665
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-

Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 33,930,576 and 27,780,205 shares, respectively	33,930	27,781
Additional paid-in capital	66,620,691	65,281,614
Common stock subscribed	360,000	360,000
Accumulated Deficit	(77,921,746)	(76,272,848)
Total Stockholders’ Deficit	(4,886,115)	(4,786,743)
Total Liabilities and Stockholders’ Deficit	$1,632,043	$402,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Total Revenues	$8,497	$14,074
Cost of Goods Sold	5,209	8,463
Gross Profit	3,288	5,611

Research and development cost	36,698	13,750
Selling, general and administrative expense	925,639	579,451
Total operating expenses	962,337	593,201

Loss from Operations	(959,049)	(587,590)

Other Income (Expense)
Accretion of debt discount	(67,083)	(70,717)
Loss from issuance of convertible debt and warrants with derivative features	(452,000)	-
Gain on fair market valuation of derivatives	1,000	-
Interest and financing cost, net	(171,766)	(227,522)
Total Other Income (Expense)	(689,849)	(298,239)

Loss before Provision for Income taxes	(1,648,898)	(885,829)

Benefit from Income Taxes	-	-
Net Loss	(1,648,898)	(885,829)
Preferred Dividend	148,850	-

Net Loss applicable to common shareholders	$(1,797,748)	$(885,829)

Net Loss per Common Share -
Basic and Diluted	$(0.06)	$(0.04)

Weighted Average Number of common shares outstanding - Basic and Diluted	30,136,344	23,756,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(1,648,898)	$(885,829)
Adjustments to Reconcile Net Loss to
Net Cash used in Operations
Gain on fair market valuation of derivatives	(1,000)	-
Depreciation and amortization	144	144
Common Stock issued for financing expenses	109,033	-
Loss on issuance of convertible debt and warrants	452,000	-
Accretion of debt discount	67,083	70,717

Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	225	(930)
Decrease in inventories	38,810	18,927
Decrease (Increase) in prepaid expenses	(504,406)	83,982
Increase in customer prepayments	-	6,827
Increase in accounts payable and accrued expenses	256,232	85,806
Net Cash Used in Operating Activities	(221,965)	(620,356)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	260,000	650,000
Repayment of loans and notes payable	(35,000)	(30,000)
Net Cash Provided by Financing Activities	225,000	620,000

Net Increase (decrease) in Cash	3,035	(356)
Cash at beginning of period	2,517	1,089
Cash at end of period	$5,552	$733

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$-	$6,100
Income Taxes	$-	$-
Non-cash
Convertible Preferred Stock G issued for services (12,000 number of shares)	$556,500	$-
Common Stock issued for services (3,644,357 number of shares)	$963,026	$-
Issuance of G shares as Preferred dividend (2,977 number of shares)	$148,850	$-

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2012, and 2011.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2012 and 2011, therefore the basic and diluted weighted average common shares outstanding were the same.

Fair Value of Financial Instruments

For financial instruments including cash, accounts receivable, prepaid expenses, debt, accounts payable and accrued expenses, the carrying values approximated their fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN AND LIQUIDITY ISSUES

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the three months ended March 31, 2012 and 2011 and has accumulated a deficit of approximately $78 million at March 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s SURGEX®, RESURGEX ESSENTIAL® and RESURGEX ESSENTIAL PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Finished Goods	$255,037	$266,733
Work in Process	49,200	-
Raw Materials	56,073	131,213
Packaging	35,474	36,648
	395,784	434,594
Less: Reserve for losses	(298,500)	(298,500)
Total	$97,284	$136,094

5. PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services and pro athlete endorsements. During the quarter ended March 31, 2012 the Company issued $301,500 in Series G Preferred stock and $1,384,000 in common stock.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011
Accounts payable	$931,684	$864,542
Accrued interest	407,061	344,328
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	632,417	491,646
Accrued professional fees	188,194	202,609

	$2,295,230	$2,038,999

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. CONVERTIBLE NOTES, NET OF DEBT DISCOUNT

In the first quarter of 2012, the Company realized gross proceeds of $150,000 from the sale of its 10.0% eighteen and thirty six month Unsecured Convertible Notes, in the aggregate original principal amount of $150,000 (the “Debentures”) and Warrants to five accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Notes is payable quarterly in arrears in shares of Common Stock at a value of $0.20 per share.  The entire outstanding principal balance of the Notes and the accrued but unpaid interest thereon is due between eighteen and thirty six months from date of issue.  The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price of $.20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

The Notes provide for anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price.

Unsecured Notes, net debt discount, consist of the following:

	March 31,	March 31,
	2012	2011
Unsecured Convertible Notes	$150,000	$-
Debt discount	(147,917)	-
	$2,083	$-

The Company recorded a debt discount from the conversion option in the Notes and the Exercise Price of the Warrants of approximately $150,000.  The debt discount is being amortized over the life of the Debentures and is included in other income and expense.

The Company recorded an immediate loss on the issuance of the Unsecured Convertible Notes due to the fair value of the conversion options and warrants exceeding the carrying value of the convertible debt by $401,000. The $401,000 loss on issuance is included in loss from issuance of convertible debt and warrants with derivative features on the accompanying condensed consolidated statement of operations.

8. SHORT TERM DEBT

The Secured Promissory Unit Notes issued in November 2009 with the principle amount outstanding of $152,747 and accrued interest of $53,482 as of March 31, 2012 are in default due to non-payment. The Secured Promissory Unit Notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue.

9. SHORT-TERM DEBT – RELATED PARTIES

During the quarter ended March 31, 2012 the Company issued a short term debt in the amount of $75,000 to Seahorse Enterprises, LLC, a related party. The note is payable on demand and bears interest at the annual rate of 12%. The holder of the note was also issued three year cashless warrants to purchase150,000 shares at an exercise price of $.20. The Warrants were valued at $30,000, bifurcated from the debt, recorded as a debt discount and were expensed on the grant date due to the notes being due on demand. The Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.22, exercise price of $0.20, volatility of 197.86%, term of 3 years, risk free rate of 2% and dividend rate of 0%.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT-TERM DEBT – RELATED PARTIES, Continued

During the quarter ended March 31, 2012 the Company issued 2 short term Unsecured Convertible Notes in the aggregate amount of $35,000 and warrants to an entity controlled by an Officer of the Company. The Notes paid interest at 10% per annum and were convertible into shares of the Company’s Common Stock at a conversion rate of $.20 per share. The Company bifurcated the warrants and conversion option of the debt from the debt because the warrants and conversion option contained a down round provision that triggered derivative liability treatment. The Company recorded an immediate loss on the issuance of the Unsecured Convertible Notes due to the fair value of the conversion options and warrants exceeding the carrying value of the convertible debt by $51,000. The $51,000 loss on issuance is included in loss on issuance of convertible debt and warrants on the accompanying condensed consolidated statement of operations. The Unsecured Convertible Notes were paid in full with cash by the Company under the terms of the Unsecured Convertible Notes during the period ending March 31, 2012. On the date of payment of the Notes the Company expensed $35,000 of associated debt discount to amortization expense which is included in other income and expense in the accompanying condensed consolidated statement of operations. The warrants associated with the related party debt are still outstanding as of March 31, 2012.

10. DERIVATIVE LIABILITY

Secured Convertible Notes Conversion Option

The Notes (as defined in note 7 below) are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.20 per share (the “Conversion Price.”)  (See note 7 below.)  The conversion feature was bifurcated from the Notes due to a down round provision in the terms of the conversion feature and accounted for as a free standing derivative liability in the accompanying condensed balance sheet.

The Company recorded the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$150,000	-	-	$150,000
	$150,000	-	-	$150,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the three months ended March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
Balance at beginning of period – January 1, 2012 and 2011, respectively	$-	$-
Additions to derivative instruments	178,000	-
Change in fair market value of Conversion Feature	(3,000)	-
Retirement of Conversion Feature	(25,000)	-
Balance at end of period – March 31, 2012 and 2011, respectively	$150,000	$-

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2012	Inception

Number of shares	750,000	925,000
Conversion Price	.20	.20
Volatility	193 - 197.86%	197.70- 203.19%
Risk-free interest rate	2%	2%
Expected dividend yield	0%	0%
Life of Notes	17 to 35 months	18 to 36 months

Warrant Liability

In connection with the issuance of the Notes, the Company issued warrants to purchase up to 2,312,500 shares of Common Stock (the “Warrants”).  The Warrants are exercisable for a 36 month period of time since the date of issuance and have an exercise price of $0.20 per share (the “Exercise Price”).

The Warrants provide for anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price. The Company accounts for the Warrants as derivative liabilities in the accompanying condensed balance sheet.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2012	Inception
Number of shares	2,312,500	2,312,500
Conversion Price	.20	.20
Volatility	197.86-203.67%	197.70- 203.19%
Risk-free interest rate	2%	2%
Expected dividend yield	0%	0%
Life of Warrants	35 months	36 months

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability – Warrants	$486,000	-	-	$486,000
	$486,000	-	-	$486,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three months ended March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
Balance at beginning of period – January 1, 2012 and 2011, respectively	$-	$-
Additions to derivative instruments	459,000	-
Change in fair market value of Warrants	27,000	-
Balance at end of period – March 31, 2012 and 2011, respectively	$486,000	$-

11.	PREFERRED DIVIDEND

The Series G Preferred pays a dividend, quarterly, at an annual rate of 10% (as a percentage of the Stated Value per share) payable in G Preferred based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date. The amount of the dividend paid during the quarter ended March 31, 2012 was $148,850.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	WARRANTS

Warrant activity for the three months ended March 31, 2012 is as follows:

		Weighted
		Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Contractual Term	Value
Outstanding at December 31, 2011	7,631,544	$0.404	9 Mo’s – 117 Mo’s	$452,004

Granted	2,462,500	0.200	36 Mo’s	73,875

Exercised	-	-	-	-

Outstanding and exercisable at March 31, 2012	10,094,044	$0.354	6 Mo’s – 114 Mo’	$525,879

13.	SUBSEQUENT EVENTS

During the second quarter of 2012 the Company issued one three year convertible promissory note totaling $50,000. The note is convertible into common stock at the conversion price of $0.20 per share. The notes bear interest at 10% per annum. The note holders also received 625,000 cashless warrants which expire three years from date of issuance and are convertible at the price of $0.20 per common share.

The Company also issued a convertible promissory note in the amount of $73,000. The note bears interest at the annual rate of 8%. The note is convertible at a 42% discount of the lowest market price during the ten (10) trading day period on the latest complete trading day.

On May 17, 2012, Kenneth R. Sadowsky resigned from the Board of Directors.

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

Results of Operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the quarter ended March 31, 2012 totaled $8,497, a decrease of 40% from the quarter ended March 31, 2011 which totaled $14,074. The primary reason for the decrease was due to lack of sales from our Resurgex Essential Plus and Resurgex Select product line due to Companys’ focus on building the Surgex brand during the quarter ended March 31, 2012.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2012 amounted to $3,288 for a 39% gross margin. Gross profits decreased $2,323 or 41% for the quarter ended March 31, 2012 compared to $5,611 for the quarter ended March 31, 2011.  The decrease in gross profits is a result of lower revenue due to lack of inventory for our Resurgex Essential Plus and Resurgex Select product line.

After deducting research and development costs of $36,698 and selling, general and administrative expenses of $962,337, the Company realized an operating loss of $959,049 for the quarter ended March 31, 2012.  Operating losses of $959,049 increased $371,459 or 62% as compared to the first quarter of 2011 operating loss of $587,590.  The majority of the increase was due to professional fees in the amount of $443,815 associated with pricing structures, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and investor relations. Non-operating expenses totaled $689,849 for the quarter ended March 31, 2012 a increase of 131% or $391,610 as compared to $298,239 for the quarter ended March 31, 2011.  The increase in non-operating expenses of $391,610 was due to the loss associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $452,000 offset by a decrease of $3,634 from the reduction of amortization of debt discount and a reduction in interest expense of $55,756 due to less debt outstanding.

The net result for the quarter ended March 31, 2012 was a loss of $1,797,748 or $0.06 per share which included a preferred dividend on the Series G stock in the amount of $148,850, compared to a loss of $885,829 or $0.04 per share for the first quarter of 2011. The net loss for the first quarter of 2012 increased by $911,919 or 103% as compared to the first quarter of 2011, primarily due to an increase in selling, general and administrative expenses and loss incurred in the issuance of convertible debt and warrants. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the three months ended March 31, 2012 and the year ended December 31, 2011 and has accumulated a deficit of $77,921,746 at March 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the three months of 2012, the Company obtained new debt from the issuance of promissory notes that supplied the majority of the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $260,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $3,436,577.  During the first three months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the March 31, 2012, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of March 31, 2012, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 and March 31, 2012:

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

First Insurance Fund vs. Millennium Biotechnologies filed on November 18, 2010 in the Superior Court of New Jersey, Civil Division, Somerset/Hunterdon-Special Civil Part, Case# SOM-DC007284-10. First Insurance Fund claims a total of $13,489.99 including costs and fees based upon Millennium Biotechnologies failure to pay the plaintiff for Insurance invoices. On February 28, 2011, there was a levy on Millennium’s bank account in the amount of $1,644. On February 14, 2012, there was a levy on Millennium’s bank account in the amount of $2,320.

Item 1A Risk Factors

Not Applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3 Defaults Upon Senior Securities

See Note 8 to the Consolidated Financial Statements in Part I above.

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

INERGETICS, INC.

Date: May 21, 2012	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer

