Form 10-Q/A
period 2012-03-31
INERGETICS INC
filed 2012-05-29
CIK 72170

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the "Original Filing"), as originally filed with the Securities and Exchange Commission (the "SEC") on May 21, 2012 (the "Original Filing Date") to reflect a restatement of the following previously filed financial statements:

•	our condensed consolidated statements of cash flows for the three months ended March 31, 2012, as discussed in Note 2 to the financial statements included in Item 1 of this Form 10-Q/A.

The restatement corrects one number which was expressed as a negative number but should have been recorded as a positive number. The correction does not change any of the totals previously reported in the statement.

We have reported a material weakness in our internal controls in relation to our financial reporting process. Due to these material weaknesses, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures continue not to be effective as of the end of the period covered by this report. For more information, see Item 4 included in this Form 10-Q/A.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A amends and restates only Items 1 and 4 of Part I, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. This Form 10-Q/A speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

INERGETICS, INC. AND SUBSIDIARY

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	- March 31, 2012 and December 31, 2011	4

	Condensed Consolidated Statements of Operations
	- Three months ended March 31, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows
	- Three months ended March 31, 2012 and 2011 (as restated)	6

	Notes to Condensed Consolidated Financial Statements	7– 15

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II - OTHER INFORMATION		20

Item 1	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Removed and Reserved	20

Item 5	Other Information	20

Item 6	Exhibits	21

SIGNATURES		22

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$5,552	$2,517
Accounts receivable, net	1,670	1,895
Inventories, net	97,284	136,094
Prepaid expenses	1,519,864	253,878
Total Current Assets	1,624,370	394,384
Patents, net	5,374	5,518
Deposits	2,299	2,299
Total Assets	$1,632,043	$402,201
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,295,230	$2,038,999
Obligations to be settled in stock	1,025,400	665,500
Customer Prepayments	39,970	39,970
Derivative liability	636,000	-
Short-term debt	839,747	839,747
Short-term debt – related parties	224,600	149,600
Total Current Liabilities	5,060,947	3,733,816
Long-term debt, net of debt discount	31,689	29,606
Long-term debt – related parties	1,425,522	1,425,522
	6,518,158	5,188,944
Commitment and Contingencies
Preferred stock, Convertible Series G, authorized 200,000, par $1, stated
Value $50: 125,783 and 120,827 shares issued and outstanding	5,825,965	5,621,665
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-

Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 33,930,576 and 27,780,205 shares, respectively	33,930	27,781
Additional paid-in capital	66,620,691	65,281,614
Common stock subscribed	360,000	360,000
Accumulated Deficit	(77,921,746)	(76,272,848)
Total Stockholders’ Deficit	(4,886,115)	(4,786,743)
Total Liabilities and Stockholders’ Deficit	$1,632,043	$402,201

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

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(As Restated)
Cash Flows from Operating Activities
Net Loss	$(1,648,898)	$(885,829)
Adjustments to Reconcile Net Loss to
Net Cash used in Operations
Gain on fair market valuation of derivatives	(1,000)	-
Depreciation and amortization	144	144
Common Stock issued for financing expenses	109,033	-
Loss on issuance of convertible debt and warrants	452,000	-
Accretion of debt discount	67,083	70,717

Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	225	(930)
Decrease in inventories	38,810	18,927
Decrease (Increase) in prepaid expenses	504,406	83,982
Increase in customer prepayments	-	6,827
Increase in accounts payable and accrued expenses	256,232	85,806
Net Cash Used in Operating Activities	(221,965)	(620,356)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	260,000	650,000
Repayment of loans and notes payable	(35,000)	(30,000)
Net Cash Provided by Financing Activities	225,000	620,000

Net Increase (decrease) in Cash	3,035	(356)
Cash at beginning of period	2,517	1,089
Cash at end of period	$5,552	$733

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$-	$6,100
Income Taxes	$-	$-
Non-cash
Convertible Preferred Stock G issued for prepaid services (12,000 shares)	$556,500	$-
Common Stock issued for prepaid services (3,644,357 shares)	$963,026	$-
Issuance of G shares as Preferred dividend (2,977 shares)	$148,850	$-
Prepaid expenses for liability of stock to be issued for services (2,900,000 shares)	$739,900	$-
Common stock issued for accrued expenses (2,125,000 shares)	$380,000	$-

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2012, we have discovered an error in the condensed consolidated statement of cash flows. The increase in prepaid expenses should have been a decrease in prepaid expenses for the three months ended March 31, 2012. The restatement does not change any of the totals previously reported.

3. GOING CONCERN AND LIQUIDITY ISSUES

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

5. INVENTORIES

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

6. PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services and pro athlete endorsements. During the quarter ended March 31, 2012 the Company issued Series G preferred stock and common stock for prepaid services of approximately $1,500,000.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. CONVERTIBLE NOTES, NET OF DEBT DISCOUNT

In the first quarter of 2012, the Company realized gross proceeds of $150,000 from the sale of its 10.0% eighteen and thirty six month Unsecured Convertible Notes, in the aggregate original principal amount of $150,000 (the “Notes”) and Warrants to five accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Notes is payable quarterly in arrears in shares of Common Stock at a value of $0.20 per share.  The entire outstanding principal balance of the Notes and the accrued but unpaid interest thereon is due between eighteen and thirty six months from date of issue.  The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price of $.20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

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

9. SHORT TERM DEBT

The Secured Promissory Unit Notes issued in November 2009 with the principal amount outstanding of $152,747 and accrued interest of $53,482 as of March 31, 2012 are in default due to non-payment. The Secured Promissory Unit Notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue.

10. SHORT-TERM DEBT – RELATED PARTIES

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

11. DERIVATIVE LIABILITY

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three months ended March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
Balance at beginning of period – January 1, 2012 and 2011, respectively	$-	$-
Additions to derivative instruments	459,000	-
Change in fair market value of Warrants	27,000	-
Balance at end of period – March 31, 2012 and 2011, respectively	$486,000	$-

12.	PREFERRED DIVIDEND

The Series G Preferred pays a dividend, quarterly, at an annual rate of 10% (as a percentage of the Stated Value per share) payable in G Preferred based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date. The amount of the dividend paid during the quarter ended March 31, 2012 was $148,850.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	WARRANTS

Warrant activity for the three months ended March 31, 2012 is as follows:

		Weighted
		Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Contractual Term	Value
Outstanding at December 31, 2011	7,631,544	$0.404	9 Mo’s – 117 Mo’s	$452,004

Granted	2,462,500	0.200	36 Mo’s	73,875

Exercised	-	-	-	-

Outstanding and exercisable at March 31, 2012	10,094,044	$0.354	6 Mo’s – 114 Mo’	$525,879

14.	SUBSEQUENT EVENTS

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

INERGETICS, INC.

Date: May 25, 2012	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer

