Form 10-Q
period 2012-06-30
INERGETICS INC
filed 2012-08-20
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2012

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

Yes ☐ No ☒

As of August 15, 2012, 42,516,901 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	- June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations
	- Three and six months ended June 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows
	- Six months ended June 30, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements	6 – 15

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	19

PART II - OTHER INFORMATION		20

Item 1	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Removed and Reserved	20

Item 5	Other Information	20

Item 6	Exhibits	21

SIGNATURES		22

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$29,314	$2,517
Accounts receivable, net	4,981	1,895
Inventories, net	86,388	136,094
Prepaid services	1,823,851	253,878
Total Current Assets	1,944,534	394,384
Patents, net	5,230	5,518
Deposits	2,299	2,299
Total Assets	$1,952,063	$402,201
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,395,619	$2,038,999
Obligations to be settled in stock	1,138,500	665,500
Customer Prepayments	39,970	39,970
Derivative liability	631,000	-
Short-term debt, net of debt discount	927,692	839,747
Short-term debt – related parties	274,600	149,600
Total Current Liabilities	5,407,381	3,733,816
Long-term debt, net of debt discount	52,523	29,606
Long-term debt – related parties	1,425,522	1,425,522
	6,885,426	5,188,944
Commitment and Contingencies
Preferred stock, Convertible Series G, authorized 200,000, par $1, stated
Value $50: 131,557 and 120,827 shares issued and outstanding	6,178,415	5,621,665
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-

Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 40,191,826 and 27,780,205 shares, respectively	40,192	27,781
Additional paid-in capital	67,685,380	65,281,614
Common stock subscribed	360,000	360,000
Accumulated Deficit	(79,392,395)	(76,272,848)
Total Stockholders’ Deficit	(4,933,363)	(4,786,743)
Total Liabilities and Stockholders’ Deficit	$1,952,063	$402,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Total Revenues	$12,684	$90,141	$21,181	$104,215
Cost of Goods Sold	8,195	47,323	13,404	55,786
	4,489	42,818	7,777	48,429

Research and development cost	8,880	3,698	45,578	17,448
Selling, general and administrative expenses	1,481,940	502,552	2,407,579	1,082,003
Total operating expenses	1,490,820	506,250	2,453,157	1,099,451

Loss from Operations	(1,486,331)	(463,432)	(2,445,380)	(1,051,022)

Other Income (Expense)
Amortization of debt discount	(48,778)	(71,503)	(115,861)	(142,220)
Loss from warrants / derivatives issued with debt greater than debt carrying value	(284,000)	-	(736,000)	-
Gain on fair market valuation of derivatives	465,000	-	466,000	-
Interest and financing cost, net	(116,540)	(243,169)	(288,306)	(470,691)
Total Other Income (Expense)	15,682	(314,672)	(674,167)	(612,911)
Loss before Provision for Income taxes	(1,470,649)	(778,104)	(3,119,547)	(1,663,933)

Provision for Income Taxes	-	-	-	-
Net loss.	(1,470,649)	(778,104)	(3,119,547)	(1,663,933)
Preferred Dividend	(278,450)	-	(427,300)	-

Net Loss applicable to common shareholders	$(1,749,099)	$(778,104)	$(3,546,847)	$(1,663,933)

Net Loss per Common Share Basic and Diluted	$(0.05)	$(0.03)	$(0.10)	$(0.07)

Weighted Average Number of Common Shares Outstanding – Basic And Diluted	34,748,689	23,756,132	32,442,516	23,756,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(3,119,547)	$(1,663,933)
Adjustments to Reconcile Net Loss to
Net Cash used in Operations:

Gain from derivatives mark to market	(466,000)	-
Depreciation and amortization	288	288
Common Stock issued for services	1,571,285	-
Common Stock issued for financing expenses	113,226	-
Equity instruments issued with debt greater than debt carrying amount	736,000	-
Amortization of debt discount	115,861	142,220

Changes in Assets and Liabilities
Increase in accounts receivable	(3,086)	(21,928)
Decrease in inventories	49,706	47,709
Decrease in prepaid expenses	26,444	167,220
Increase in customer prepayments	-	42,178
Increase in accounts payable and accrued expenses	356,620	295,230
Net Cash Used in Operating Activities	(619,203)	(991,016)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	546,000	1,025,000
Proceeds from Preferred stock	135,000	-
Repayment of loans and notes payable	(35,000)	(30,000)
Net Cash Provided by Financing Activities	646,000	995,000

Net Increase in Cash	26,797	3,984
Cash at beginning of period	2,517	1,089
Cash at end of period	$29,314	$5,073

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$-	$15,671
Income Taxes	$-	$-

Non-cash
Convertible Preferred Stock G issued for prepaid services (20,500 shares)	$1,042,250	$-
Common Stock issued for prepaid services (6,737,500 shares)	$1,649,451	$-
Issuance of Convertible Preferred Stock G shares as Preferred dividend (8,546 shares)	$427,300	$-
Prepaid expenses for liability of stock to be Issued for services (3,550,000 shares)	$824,500	$-
Common stock issued for accrued expenses (2,125,000 shares)	$380,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Millennium Biotechnologies Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium"). On March 15, 2010 the Company changed its name to Inergetics, Inc. Inergetics, Inc. (the “Company” or "Inergetics").

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended June 30, 2012 and 2011.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the six months ended June 30, 2012 and 2011, therefore the basic and diluted weighted average common shares outstanding were the same. The number of fully dilutive shares as of June 30, 2012 would be approximately 102,600,000.

Fair Value of Financial Instruments

For financial instruments including cash, accounts receivable, prepaid expenses, debt, accounts payable and accrued expenses and short-term dent, the carrying values approximated their fair value. The Black-Scholes valuation model is used to estimate the fair value of the warrants and derivatives.

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

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the six months ended June 30, 2012 and 2011 and has accumulated a deficit of approximately $79 million at June 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s SURGEX®, RESURGEX ESSENTIAL® and RESURGEX ESSENTIAL PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	June 30,	December 31,
	2012	2011
Finished Goods	$243,558	$266,733
Work in Process	49,200	-
Raw Materials	56,073	131,213
Packaging	36,057	36,648
	384,888	434,594
Less: Reserve for losses	(298,500)	(298,500)
Total	$86,388	$136,094

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The stock that is granted is valued at market on the date the agreement is executed. The life of the contracts range for a period of five months to twelve months. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services and pro athlete endorsements. During the six months ended June 30, 2012 the Company issued Series G Preferred Stock and common stock for prepaid services of approximately $2,426,000. The amortization of prepaid expenses was $1,443,028 and $167,220 for the six months ended June 30, 2012 and 2011, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2012	2011
Accounts payable	$989,960	$864,542
Accrued interest	478,691	344,328
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	582,738	491,646
Accrued professional fees	208,356	202,609
	$2,395,619	$2,038,999

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	LONG TERM DEBT, NET OF DEBT DISCOUNT

In the first half of 2012, the Company realized gross proceeds of $200,000 from the sale of its 10.0% eighteen and thirty six month Unsecured Convertible Notes, in the aggregate original principal amount of $200,000 (the “Notes”) and Warrants to five accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Notes is payable quarterly in arrears in shares of Common Stock at a value of $0.20 per share.  The entire outstanding principal balance of the Notes and the accrued but unpaid interest thereon is due between eighteen and thirty six months from date of issue.  The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price of $.20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

The Notes provide for anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price. If the Company issues or sells shares of Common stock for a consideration per share less than the Conversion price in effect, then concurrent with such dilutive issuance, the Conversion Price then in effect shall be reduced to an amount equal to the new securities issuance price.

Unsecured Convertible Notes, net debt discount, consist of the following:

	June 30,	June 30,
	2012	2011
Unsecured Convertible Notes	$200,000	$-
Debt discount	(177,084)	-
	$22,916	$-

The Company recorded a debt discount from the derivative associated with the Note and the conversion option of the Warrants of $200,000.  The debt discount is being amortized over the life of the Notes and is included in other income and expense.

The Company recorded an immediate loss on the issuance of the Unsecured Convertible Notes due to the fair value of the conversion options and warrants exceeding the carrying value of the convertible debt by $594,000. The $594,000 loss on issuance is included in loss from issuance of convertible debt and warrants with derivative features on the accompanying condensed consolidated statement of operations.

8.	SHORT TERM DEBT

In the first half of 2012 the Company issued two convertible promissory nine month notes in the amount of $126,000 to an accredited investor. The notes bear interest at the annual rate of 8%. The notes are convertible at a 42% discount of the lowest market price during the ten (10) trading day period on the latest complete trading day after being outstanding for six months. The Company recorded an immediate loss on the issuance of the Unsecured Convertible Notes due to the fair value of the conversion options exceeding the carrying value of the convertible debt by $91,000. The $91,000 loss on issuance is included in loss from issuance of convertible debt and warrants with derivative features on the accompanying condensed consolidated statement of operations.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM DEBT, Continued

In the first half of 2012 the Company issued two convertible promissory eight month notes in the amount of $50,000 to an accredited investor. The notes bear interest at the annual rate of 24%. The notes are convertible into common stock at a price of $0.20 per share. The holders also received 62,500 shares of common stock valued at $12,500 which is included in interest and financing expense in the accompanying income statements as a one-time origination fee.

In the first half of 2012 the Company issued a convertible promissory six month note in the amount of $10,000 to an accredited investor. The notes bear interest at the annual rate of 12%. The notes are convertible into common stock at a price of $0.20 per share. The holder also received 60,000 shares of common stockvalued at $12,000 which is included in interest and financing expense in the accompanying income statements as a one-time origination fee.

Unsecured Convertible Notes, net debt discount, consist of the following:

	June 30,	June 30,
	2012	2011
Unsecured Convertible Notes	$126,000	$-
Debt discount	(98,055)	-
	$27,945	$-

The Secured Promissory Unit Notes issued in November 2009 with the principal amount outstanding of $152,747 and accrued interest of $59,974 as of June 30, 2012 are in default due to non-payment. The Secured Promissory Unit Notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue.

9.	SHORT-TERM DEBT – RELATED PARTIES

During the six months ended June 30, 2012 the Company issued two short term debts totaling $125,000 to Seahorse Enterprises, LLC, a related party. The $75,000 note is payable on demand and bears interest at the annual rate of 12%. The holder of the note was also issued three year cashless warrants to purchase 150,000 shares at an exercise price of $.20. The Warrants were valued at $30,000, bifurcated from the debt, recorded as equity in additional paid in capital together with a corresponding debt discount and were expensed on the grant date due to the notes being due on demand. The Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.22, exercise price of $0.20, volatility of 197.86%, term of 3 years, risk free rate of 2% and dividend rate of 0%. The second note in the amount of $50,000 bears interest at the annual rate of 24%. The note matures eight months from the funding of the note. The holder received a one time origination fee of $12,500 payable in Series G Preferred Stock.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT-TERM DEBT – RELATED PARTIES, Continued

During the six months ended June 30, 2012 the Company issued 2 short term Unsecured Convertible Notes in the aggregate amount of $35,000 and warrants to an entity controlled by an Officer of the Company. The Notes paid interest at 10% per annum and were convertible into shares of the Company’s Common Stock at a conversion rate of $.20 per share. The Company bifurcated the warrants and conversion option of the debt from the debt because the warrants and conversion option contained a down round provision that triggered derivative liability treatment. The Company recorded an immediate loss on the issuance of the Unsecured Convertible Notes due to the fair value of the conversion options and warrants exceeding the carrying value of the convertible debt by $51,000. The $51,000 loss on issuance is included in loss on issuance of convertible debt and warrants on the accompanying condensed consolidated statement of operations. The Unsecured Convertible Notes were paid in full with cash by the Company under the terms of the Unsecured Convertible Notes during the six month period ending June 30, 2012. On the date of payment of the Notes the Company expensed $35,000 of associated debt discount to amortization expense which is included in other income and expense in the accompanying condensed consolidated statement of operations. The warrants associated with the related party debt are still outstanding as of June 30, 2012.

10.	DERIVATIVE LIABILITY

Secured Convertible Notes Conversion Option

The Notes (as defined in note 7 above) and the short term debt (see Note 8) are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.20 per share (the “Conversion Price.”) The conversion feature was bifurcated from the Notes due to a down round provision in the terms of the conversion feature and accounted for as a free standing derivative liability in the accompanying condensed balance sheet.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$311,000	-	-	$311,000
	$311,000	-	-	$311,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the six months ended June 30, 2012 and 2011:

	June 30,	June 30,
	2012	2011
Balance at beginning of period – January 1, 2012 and 2011, respectively	$-	$-
Additions to derivative instruments	450,000	-
Change in fair market value of Conversion Feature	(114,000)	-
Retirement of Conversion Feature	(25,000)	-
Balance at end of period – June 30, 2012 and 2011, respectively	$311,000	$-

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The Company computed the fair value of the conversion feature using the Black-Scholes model except for two notes which contained a discounted conversion feature (58% of the volume average weighted price of the three lowest trading days in the ten days before notice of conversion). These notes were valued both at inception date and as of June 30, 2012 at the discounted conversion rate multiplied by a variable number shares. The value of the conversion feature was $217,000 at inception and as of June 30, 2012 and is included in the table above.

The following are the key assumptions used in connection with this computation:

	June 30, 2012	Inception

Number of shares	1,000,000	1,175,000
Conversion Price	.20	.20
Volatility	174.60 – 189.64%	197.65- 203.19%
Risk-free interest rate	2%	2%
Expected dividend yield	0%	0%
Life of Notes	14 to 32 months	18 to 36 months

Warrant Liability

In connection with the issuance of the Notes, the Company issued warrants to purchase up to 2,462,500 shares of Common Stock (the “Warrants”).  The Warrants are exercisable for a 36 month period of time since the date of issuance and have an exercise price of $0.20 per share (the “Exercise Price”).

The Warrants provide for anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price. The Company accounts for the Warrants as derivative liabilities in the accompanying condensed consolidated balance sheet.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	June 30, 2012	Inception
Number of shares	2,462,500	2,462,500
Conversion Price	.20	.20
Volatility	174.05-189.64%	197.65- 203.19%
Risk-free interest rate	2%	2%
Expected dividend yield	0%	0%
Life of Warrants	33 months	36 months

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability – Warrants	$320,000	-	-	$320,000
	$320,000	-	-	$320,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the six months ended June 30, 2012 and 2011:

	June 30,	June 30,
	2012	2011
Balance at beginning of period – January 1, 2012 and 2011, respectively	$-	$-
Additions to derivative instruments	647,000	-
Change in fair market value of Warrants	(327,000)	-
Balance at end of period – June 30, 2012 and 2011, respectively	$320,000	$-

The Company issued a put feature in a three year warrant for 625,000 shares of common stock. The warrant may be put back to the Company in full prior to the seven month anniversary of issuance. Upon the holder exercising the put warrant the Company shall issue to the holder 208,333 shares of common stock for the termination of the warrant. The put option was valued using the fair market value of the stock at the valuation date amounting to $50,000 at the date of inception. As of June 30, 2012, the put option was valued at $25,000 representing a gain on change in the market value of the put option of $25,000. These transactions are included in the table above.

11.	PREFERRED DIVIDEND

The Convertible Series G Preferred stock pays a dividend, quarterly, at an annual rate of 10% (as a percentage of the Stated Value per share) payable in G Preferred based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date. The amount of the dividend paid during the six months ended June 30, 2012 was $427,300. The amount of the dividend paid during the three months ended June 30, 2012 was $278,450.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	WARRANTS

Warrant activity for the six months ended June 30, 2012 is as follows:

		Weighted
		Average
	Number of	Exercise	Remaining
	Warrants	Price	Contractual Term
Outstanding at December 31, 2011	7,631,544	$0.404	9 – 117 Months

Granted	3,087,500	0.200	36 Months

Exercised	-	-	-

Outstanding and exercisable at June 30, 2012	10,719,044	$0.345	4 – 113 Months

During the six months ended June 30, 2012, the Company issued 3,087,500 warrants with a term of three years and a exercise price of $0.20.

13.	SUBSEQUENT EVENTS

During the third quarter the Company issued to Seahorse Enterprises, LLC Notes in the amount of $100,000 that bear interest at the annual rate of 24%. The Notes mature eight months from the funding of the Notes. The holder received a one time origination fee of $25,000 payable in Series G Preferred Stock.

During the third quarter of 2012 the Company issued two convertible promissory eight month notes in the amount of $50,000 to an accredited investor. The notes bear interest at the annual rate of 24%. The notes are convertible into common stock at a price of $0.20 per share. The holders also received 62,500 shares of common stock.

During the third quarter the Company issued 840,075 shares of common stock that was included in Common Stock Subscribed as of June 30, 2012.

During the third quarter the Company issued 1,322,500 shares of common stock that was included in Obligations to be settled in stock as of June 30, 2012.

During the third quarter the Company issued 100,000 shares of common stock for professional services.

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

Results of Operations for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the quarter ended June 30, 2012 totaled $12,684, a decrease of 86% from the quarter ended June 30, 2011 which totaled $90,141. The primary reason for the decrease was due to lack of sales from our Resurgex Essential Plus and Resurgex Select product line due to Companys’ focus on building the Surgex brand during the quarter ended June 30, 2012.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2012 amounted to $4,489 for a 35% gross margin. Gross profits decreased $38,329 or 90% for the quarter ended June 30, 2012 compared to $42,818 for the quarter ended June 30, 2011.  The decrease in gross profits is a result of lower revenue due to lack of inventory for our Resurgex Essential Plus and Resurgex Select product line.

After deducting research and development costs of $8,880 and selling, general and administrative expenses of $1,481,940, the Company realized an operating loss of $1,486,331 for the quarter ended June 30, 2012.  Operating losses of $1,486,331 increased $1,022,899 or 221% as compared to the second quarter of 2011 operating loss of $463,432.  The majority of the increase was due to professional fees in the amount of $975,247 associated with pricing structures, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and investor relations. Non-operating income totaled $15,682 for the quarter ended June 30, 2012 an increase of 105% or $330,354 as compared to an expense of $314,672 for the quarter ended June 30, 2011.  The reduction in non-operating expenses of $314,672 was due to the gain associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $465,000 offset by $284,000 from the loss on issuance of convertible debt. The amortization of debt discount decreased by $22,725 and the decrease in interest and financing expense of $126,629 due to less debt outstanding.

The net result for the quarter ended June 30, 2012 was a loss of $1,749,099 or $0.05 per share which included a preferred dividend on the Series G stock in the amount of $278,450, compared to a loss of $778,104 or $0.03 per share for the second quarter of 2011. The net loss for the second quarter of 2012 increased by $970,995 or 125% as compared to the second quarter of 2011, primarily due to an increase in selling, general and administrative expenses and loss incurred in the issuance of convertible debt and warrants. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the six months ended June 30, 2012 totaled $21,181, a decrease of 80% from the six months ended June 30, 2011 which totaled $104,215. The primary reason for the decrease was due to lack of sales from our Resurgex Essential Plus and Resurgex Select product line due to Companys’ focus on building the Surgex brand during the quarter ended June 30, 2012.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the six months ended June 30, 2012 amounted to $7,777 for a 37% gross margin. Gross profits decreased $40,652 or 84% for the six months ended June 30, 2012 compared to $48,429 for the six months ended June 30, 2011.  The decrease in gross profits is a result of lower revenue due to lack of inventory for our Resurgex Essential Plus and Resurgex Select product line.

After deducting research and development costs of $45,578 and selling, general and administrative expenses of $2,407,579, the Company realized an operating loss of $2,445,380 for the six months ended June 30, 2012.  Operating losses of $1,051,022 increased $1,394,358 or 133% as compared to the second quarter of 2011 operating loss of $1,051,022.  The majority of the increase was due to professional fees in the amount of $1,492,807 associated with pricing structures, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and investor relations. Non-operating expense totaled $674,167 for the six months ended June 30, 2012 an decrease of 10% or $61,256 as compared to an expense of $612,911 for the six months ended June 30, 2011.  The increase in non-operating expenses of $61,256 was due to the gain associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $466,000 offset by a decrease of $736,000 from the loss on issuance of convertible debt. The amortization of debt discount decreased by $26,359 and the decrease in interest and financing expense of $182,385 due to less debt outstanding.

The net result for the six months ended June 30, 2012 was a loss of $3,546,847 or $0.10 per share which included a preferred dividend on the Series G stock in the amount of $427,300, compared to a loss of $1,663,933 or $0.07 per share for the second quarter of 2011. The net loss for the second quarter of 2012 increased by $1,882,914 as compared to the second quarter of 2011, primarily due to an increase in selling, general and administrative expenses and loss incurred in the issuance of convertible debt and warrants. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the six months ended June 30, 2012 and the year ended December 31, 2011 and has accumulated a deficit of $79,392,395 at June 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the first six months of 2012, the Company obtained new debt from the issuance of promissory notes and the sale of Preferred stock that supplied the majority of the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $546,000.  The Company sold 2,700 shares of Series G Preferred stock to two accredited investors that resulted in $135,000 of proceeds. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $3,462,847.  During the first six months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the June 30, 2012, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 and June 30, 2012:

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3  Defaults Upon Senior Securities

See Note 8 to the Consolidated Financial Statements in Part I above.

Item 4  Removed and Reserved

Item 5  Other Information

- None

Item 6 a) Exhibits

31.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012 furnished in XBRL)

*	To be filed by amendment and shall not be filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: August 20, 2012	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

