Form 10-Q/A
period 2012-06-30
INERGETICS INC
filed 2012-08-29
CIK 72170

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

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 to the Inergetics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: August 29, 2012	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

3

Item 6 a) Exhibits

31.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS** XBRL Instance Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under these sections.

4