Form 10-Q
period 2012-09-30
INERGETICS INC
filed 2012-11-14
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2012

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

Yes ☐     No ☒

As of November 8, 2012, 42,516,901 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	- September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations
	- Three and nine months ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows
	- Nine months ended September 30, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements	6 – 16

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	20

PART II - OTHER INFORMATION		22

Item 1	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Removed and Reserved	22

Item 5	Other Information	22

Item 6	Exhibits	23

SIGNATURES		24

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$2,960	$2,517
Accounts receivable, net	1,057	1,895
Inventories, net	58,459	136,094
Prepaid services	1,044,630	253,878
Total Current Assets	1,107,106	394,384
Patents, net	5,086	5,518
Deposits	2,299	2,299
Total Assets	$1,114,491	$402,201
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,558,406	$2,038,999
Obligations to be settled in stock	882,500	665,500
Customer Prepayments	39,970	39,970
Derivative liability	509,000	-
Short-term debt, net of debt discount	1,037,705	839,747
Short-term debt – related parties	488,600	149,600
Total Current Liabilities	5,516,181	3,733,816
Long-term debt, net of debt discount	56,690	29,606
Long-term debt – related parties	1,425,522	1,425,522
	6,998,393	5,188,944
Commitment and Contingencies
Preferred stock, Convertible Series G, authorized 200,000, par $1, stated Value $50: 139,720 and 120,827 shares issued and outstanding	6,586,565	5,621,665
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 42,516,901 and 27,780,205 shares, respectively	42,517	27,781
Additional paid-in capital	67,795,905	65,281,614
Common stock subscribed	225,000	360,000
Accumulated Deficit	(80,728,934)	(76,272,848)
Total Stockholders’ Deficit	(5,883,902)	(4,786,743)
Total Liabilities and Stockholders’ Deficit	$1,114,491	$402,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Total Revenues	$9,199	$14,537	$30,381	$118,752
Cost of Goods Sold	6,993	8,496	20,396	64,282
	2,206	6,041	9,985	54,470

Research and development cost	-	12,006	45,578	29,454
Selling, general and administrative expenses	1,212,990	1,820,245	3,620,571	2,902,248
Total operating expenses	1,212,990	1,832,251	3,666,149	2,931,702

Loss from Operations	(1,210,784)	(1,826,210)	(3,656,164)	(2,877,232)

Other Income (Expense)
Gain incurred in connection with troubled debt restructuring, net	-	668,583	-	668,583
Loss on debt modification	-	(1,129,321)	-	(1,129,321)
Amortization of debt discount	(64,181)	(48,717)	(180,042)	(190,937)
Loss from warrants / derivatives issued with debt greater than debt carrying value	-	-	(736,000)	-
Gain on fair market valuation of derivatives	122,000	-	588,000	-
Interest and financing cost, net	(183,574)	(204,241)	(471,881)	(674,932)
Total Other Expense	(125,755)	(713,696)	(799,923)	(1,326,607)
Loss before Provision for Income taxes	(1,336,539)	(2,539,906)	(4,456,087)	(4,203,839)

Provision for Income Taxes	-	-	-	-
Net loss	(1,336,539)	(2,539,906)	(4,456,087)	(4,203,839)
Preferred Dividend	(312,150)	(46,500)	(739,450)	(46,500)
Net Loss applicable to common shareholders	$(1,648,689)	$(2,586,406)	$(5,195,537)	$(4,250,339)

Net Loss per Common Share Basic and Diluted	$(0.04)	$(0.11)	$(0.15)	$(0.18)

Weighted Average Number of Common Shares Outstanding – Basic And Diluted	41,480,080	23,756,893	35,477,027	23,756,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(4,456,087)	$(4,203,839)
Adjustments to Reconcile Net Loss to Net Cash used in Operations:

Extinguishment of debt	-	(668,583)
Debt modification	-	1,129,321
Gain from derivatives mark to market	(588,000)	-
Depreciation and amortization	432	432
Stock issued for services	136,700	-
Amortization of prepaid expenses paid for in stock	2,087,035	175,000
Preferred Stock issued for financing expenses	96,000	-
Common Stock issued for financing expenses	150,226	-
Equity instruments issued with debt greater than debt carrying amount	736,000	-
Amortization of debt discount	180,042	190,937
Warrants issued for compensation	-	908,540
Change in inventory and receivables reserve	2,700	-

Changes in Assets and Liabilities
(Increase) in accounts receivable	(362)	(22,070)
(Increase) Decrease in inventories	76,135	(160,966)
Decrease in prepaid expenses	150,213	129,615
Increase in customer prepayments	-	42,178
Liability for stock to be issued	-	25,000
Increase in accounts payable and accrued expenses	519,409	534,566
Net Cash Used in Operating Activities	(909,557)	(1,919,869)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans and notes payable	810,000	1,500,000
Proceeds from Preferred stock	135,000	950,000
Repayment of loans and notes payable	(35,000)	(30,000)
Net Cash Provided by Financing Activities	910,000	2,420,000

Net Increase in Cash	443	500,131
Cash at beginning of period	2,517	1,089
Cash at end of period	$2,960	$501,220

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$-	$15,671
Income Taxes	$-	$-

Non-cash
Convertible Preferred Stock G issued for services (20,500 shares)	$1,045,250	$-
Common Stock issued for services (8,037,500 shares)	$1,902,451	$-
Issuance of Convertible Preferred Stock G shares as Preferred dividend (14,789 shares and 930 shares)	$739,450	$46,500
Preferred stock – Series G issued for conversion of debt and interest (96,755 shares)	$-	$4,418,065
Change in liability of stock to be Issued	$217,000	$-
Common stock issued for accrued expenses (2,125,000 shares)	$380,000	$-

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2012 and 2011.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the nine months ended September 30, 2012 and 2011, therefore the basic and diluted weighted average common shares outstanding were the same. The number of fully dilutive shares as of September 30, 2012 would be approximately 105,445,000.

Fair Value of Financial Instruments

For financial instruments including cash, accounts receivable, prepaid expenses, debt, accounts payable and accrued expenses and short-term debt, the carrying values approximated their fair value. The Black-Scholes valuation model is used to estimate the fair value of the warrants and derivatives.

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

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the nine months ended September 30, 2012 and 2011 and has accumulated a deficit of approximately $81 million at September 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3.     CONCENTRATIONS OF CREDIT RISK

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

4.     INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s SURGEX®, RESURGEX ESSENTIAL® and RESURGEX ESSENTIAL PLUS® product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Finished Goods	$217,144	$266,733
Work in Process	49,200	-
Raw Materials	56,073	131,213
Packaging	36,042	36,648
	358,459	434,594
Less: Reserve for losses	(300,000)	(298,500)
Total	$58,459	$136,094

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The stock that is granted is valued at market on the date the agreement is executed. The life of the contracts range for a period of five months to twelve months. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services and pro athlete endorsements. During the nine months ended September 30, 2012 and September 30, 2011 the Company issued Series G Preferred Stock and common stock for prepaid services of approximately $2,913,000 and $0, respectively. The amortization of prepaid expenses was $2,224,545 and $248,408 for the nine months ended September 30, 2012 and 2011, respectively. The amortization of prepaid expenses was $781,517 and $81,188 for the three months ended September 30, 2012 and 2011, respectively.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2012	2011
Accounts payable	$1,022,915	$864,542
Accrued interest	564,955	344,328
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	625,870	491,646
Accrued professional fees	208,792	202,609
	$2,558,406	$2,038,999

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG TERM DEBT, NET OF DEBT DISCOUNT

In the first nine months of 2012, the Company realized gross proceeds of $150,000 from the sale of its 10.0% thirty six month Unsecured Convertible Notes, in the aggregate original principal amount of $150,000 (the “Notes”) and Warrants to four accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Notes is payable quarterly in arrears in shares of Common Stock at a value of $0.20 per share.  The entire outstanding principal balance of the Notes and the accrued but unpaid interest thereon is due thirty six months from date of issue.  The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price of $.20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

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

Long Term Unsecured Convertible Notes, net debt discount, consist of the following:

September 30,
2012
Unsecured Convertible Notes	$150,000

Debt discount	(122,917)
$27,083

The Company recorded a debt discount from the derivative associated with the Notes conversion option and the Warrants of $150,000.  The debt discount is being amortized over the life of the Notes and is included in other income and expense.

In addition, the Company recorded an immediate loss on the issuance of the Notes due to the fair value of the conversion options and warrants exceeding the carrying value of the convertible debt by $426,000. The $426,000 loss on issuance is included in other income and expense on the accompanying condensed consolidated statement of operations.

8.    SHORT TERM DEBT

In the first nine months of 2012 the Company issued two convertible promissory nine month notes in the amount of $126,000 to an accredited investor. The notes bear interest at the annual rate of 8%. The notes are convertible at a 42% discount of the lowest market price during the ten (10) trading day period on the latest complete trading day after being outstanding for six months. The Company recorded an immediate loss on the issuance of the Unsecured Convertible Notes due to the fair value of the conversion options exceeding the carrying value of the convertible debt by $91,000. The $91,000 loss on issuance is included in loss from issuance of convertible debt and warrants with derivative features on the accompanying condensed consolidated statement of operations.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM DEBT, Continued

In the first nine months of 2012, the Company realized gross proceeds of $50,000 from the sale of its 10.0% eighteen month Unsecured Convertible Notes, in the aggregate original principal amount of $50,000 (the “Note”) and Warrants to one accredited investor (the “Investor”).  Interest on the outstanding principal balance of the Note is payable quarterly in arrears in shares of Common Stock at a value of $0.20 per share.  The entire outstanding principal balance of the Note and the accrued but unpaid interest thereon is due eighteen months from date of issue.  The outstanding principal balance of the Note and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price of $.20 per share.  The Company may prepay the Note at any time without penalty to the Investor.

The Note provides for anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price. If the Company issues or sells shares of Common stock for a consideration per share less than the Conversion price in effect, then concurrent with such dilutive issuance, the Conversion Price then in effect shall be reduced to an amount equal to the new securities issuance price.

In addition, the Company recorded an immediate loss on the issuance of the Note due to the fair value of the conversion options and warrants exceeding the carrying value of the convertible debt by $118,000. The $118,000 loss on issuance is included in other income and expense on the accompanying condensed consolidated statement of operations.

Short Term Unsecured Convertible Notes, net debt discount, consist of the following:

September 30,
2012
Unsecured Convertible Notes	$176,000
Debt discount	(88,041)
$87,959

In the first nine months of 2012 the Company issued four unsecured promissory eight month notes in the amount of $100,000 to an accredited investor. The notes bear interest at the annual rate of 24%. The holder also received 125,000 shares of common stock valued at $25,000 which is included in interest and financing expense in the accompanying income statements as a one-time origination fee.

In the first nine months of 2012 the Company issued an unsecured promissory six month note in the amount of $10,000 to an accredited investor. The notes bear interest at the annual rate of 12%. The holder also received 60,000 shares of common stock valued at $12,000 which is included in interest and financing expense in the accompanying income statements as a one-time origination fee.

The Secured Promissory Unit Notes issued in November 2009 with the principal amount outstanding of $152,747 and accrued interest of $66,466, as of September 30, 2012 are in default due to non-payment. The Secured Promissory Unit Notes and interest accrued thereon were repayable in five quarterly installments beginning 18 months after issue.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   SHORT-TERM DEBT – RELATED PARTIES

During the nine months ended September 30, 2012 the Company issued a $75,000 note payable due on demand bearing interest of 12% per annum to Seahorse Enterprises, LLC, a related party. The holder of the note was also issued three year cashless warrants to purchase 150,000 shares at an exercise price of $.20. The Warrants were valued at $30,000, bifurcated from the debt, recorded as equity in additional paid in capital together with a corresponding debt discount and were expensed on the grant date due to the notes being due on demand. The Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.22, exercise price of $0.20, volatility of 197.86%, term of 3 years, risk free rate of 2% and dividend rate of 0%.

During the nine months ended September 30, 2012 the Company issued three Unsecured Promissory Notes in the aggregate amount of $150,000 to Seahorse Enterprises, LLC, a related party. The notes bear interest at the annual rate of 24%. The notes mature eight months from the funding of the note. The holder received a one time origination fee of $37,500 payable in Series G Preferred Stock.

During the nine months ended September 30, 2012 the Company issued two short term Unsecured Convertible Notes in the aggregate amount of $35,000 and warrants to an entity controlled by an Officer of the Company. The Notes were paid interest at 10% per annum and were convertible into shares of the Company’s Common Stock at a conversion rate of $.20 per share. The Company bifurcated the warrants and conversion option of the debt from the debt because the warrants and conversion option contained a down round provision that triggered derivative liability treatment. The Company recorded an immediate loss on the issuance of the Notes due to the fair value of the conversion options and warrants exceeding the carrying value of the convertible debt by $51,000. The $51,000 loss on issuance is included in loss on issuance of convertible debt and warrants on the accompanying condensed consolidated statement of operations. The Notes were paid in full with cash by the Company under the terms of the Notes during the nine month period ending September 30, 2012. On the date of payment of the Notes the Company expensed $35,000 of associated debt discount to amortization expense which is included in other income and expense in the accompanying condensed consolidated statement of operations. The warrants associated with the related party debt are still outstanding as of September 30, 2012.

During the nine months ended September 30, 2012 the Company issued five short term Unsecured Promissory Notes in the aggregate amount of $114,000 to an entity controlled by an Officer of the Company. The five notes bears interest at the annual rate of 24%. The notes mature eight months from the funding of the note. The holder received a onetime origination fee of $28,500 payable in Series G Preferred Stock.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$279,000	-	-	$279,000
	$279,000	-	-	$279,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the nine months ended September 30, 2012:

September 30,
2012
Balance at beginning of period	$-
Additions to derivative instruments	450,000
Change in fair market value of Conversion Feature	(146,000)
Retirement of Conversion Feature	(25,000)

Balance at end of period	$279,000

The Company computed the fair value of the conversion feature using the Black-Scholes model except for two notes which contained a discounted conversion feature (58% of the volume average weighted price of the three lowest trading days in the ten days before notice of conversion). These notes were valued both at inception date and as of September 30, 2012 at the discounted conversion rate multiplied by a variable number shares. The value of the conversion feature was $217,000 at inception and as of September 30, 2012 and is included in the table above.

The following are the key assumptions used in connection with this computation:

	September 30, 2012	Inception

Number of shares	1,000,000	1,175,000
Conversion Price	.20	.20
Volatility	130.25 – 173.17%	197.65- 203.19%
Risk-free interest rate	2%	2%
Expected dividend yield	0%	0%
Life of Notes	11 to 29 months	18 to 36 months

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

Warrant Liability

In connection with the issuance of the debt, the Company issued warrants to purchase up to 2,462,500 shares of Common Stock (the “Warrants”).  The Warrants are exercisable for a 36 month period of time since the date of issuance and have an exercise price of $0.20 per share (the “Exercise Price”).

The Warrants provide for anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price. The Company accounts for the Warrants as derivative liabilities in the accompanying condensed consolidated balance sheet.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	September 30, 2012	Inception
Number of shares	2,462,500	2,462,500
Conversion Price	.20	.20
Volatility	167.30-173.17%	197.65- 203.19%
Risk-free interest rate	2%	2%
Expected dividend yield	0%	0%
Life of Warrants	30 months	36 months

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability – Warrants	$230,000	-	-	$230,000
	$230,000	-	-	$230,000

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the nine months ended September 30, 2012:

September 30,
2012
Balance at beginning of period – January 1, 2012 and 2011, respectively	$-
Additions to derivative instruments	647,000
Change in fair market value of Warrants	(417,000)
Balance at end of period – September 30, 2012 and 2011, respectively	$230,000

The Company issued a put feature in a three year warrant for 625,000 shares of common stock. The warrant may be put back to the Company in full prior to the seven month anniversary of issuance. Upon the holder exercising the put warrant the Company shall issue to the holder 208,333 shares of common stock for the termination of the warrant. The put option was valued using the fair market value of the stock at the valuation date amounting to $50,000 at the date of inception. As of September 30, 2012, the put option was valued at $25,000 representing a gain on change in the market value of the put option of $25,000. These transactions are included in the table above.

11.   PREFERRED DIVIDEND

The Convertible Series G Preferred stock pays a dividend, quarterly, at an annual rate of 10% (as a percentage of the Stated Value per share) payable in G Preferred based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date. The amount of the dividend paid during the nine months ended September 30, 2012 and 2011 was $739,450 and $46,500, respectively. The amount of the dividend paid during the three months ended September 30, 2012 and 2011 was $312,150 and $46,500, respectively.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  WARRANTS

Warrant activity for the nine months ended September 30, 2012 is as follows:

		Weighted
		Average
	Number of	Exercise	Remaining
	Warrants	Price	Contractual Term
Outstanding at December 31, 2011	7,631,544	$0.404	9 – 117 Months

Granted	3,087,500	0.200	36 Months

Expired	(25,000)	0.150

Exercised	-	-	-

Outstanding and exercisable at September 30, 2012	10,694,044	$0.318	1 – 110 Months

During the nine months ended September 30, 2012, the Company issued 3,087,500 warrants with a term of three years and an exercise price of $0.20.

13.  SUBSEQUENT EVENTS

During the fourth quarter of 2012 the Company issued to Seahorse Enterprises, LLC notes in the amount of $500,000 that bears interest at the annual rate of 24%. The notes mature eight months from the funding of the notes. The holder received a one time origination fee of $125,000 payable in Series G Preferred Stock.

During the fourth quarter of 2012 the Company paid off the two convertible promissory nine month notes in the amount of $126,000 to an accredited investor. The notes bear interest at the annual rate of 8%. The notes were convertible at a 42% discount of the lowest market price during the ten (10) trading day period on the latest complete trading day after being outstanding for six months. The notes were paid off prior to the six month anniversary.

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

Results of Operations for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the quarter ended September 30, 2012 totaled $9,199, a decrease of 37% from the quarter ended September 30, 2011 which totaled $14,537. The primary reason for the decrease was due to lack of sales from our Resurgex Essential Plus and Resurgex Select product line due to Companys’ focus on building the Surgex brand during the quarter ended September 30, 2012.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended September 30, 2012 amounted to $2,206 for a 24% gross margin. Gross profits decreased $3,835 or 63% for the quarter ended September 30, 2012 compared to $6,041 for the quarter ended September 30, 2011.  The decrease in gross profits is a result of lower revenue due to lack of inventory for our Resurgex Essential Plus and Resurgex Select product line.

After deducting research and development costs of $0 and selling, general and administrative expenses of $1,212,990, the Company realized an operating loss of $1,210,784 for the quarter ended September 30, 2012.  Operating losses of $1,210,784 decreased $615,426 or 34% as compared to the third quarter of 2011 operating loss of $1,826,210.  The majority of the decrease was due to the management warrant expense in the amount of $908,540 which was earned in 2011 upon completion of the debt restructuring. There was no debt restructuring in 2012. This decrease was offset by an increase associated with pricing structures, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and investor relations in the amount of $628,470.

Non-operating expense totaled $125,755 for the quarter ended September 30, 2012 a decrease of 83% or $587,941as compared to an expense of $713,696 for the quarter ended September 30, 2011.  The reduction in non-operating expenses of $587,941was due to the gain of $668,583 incurred with the troubled debt restructuring in 2011offset by a loss of debt modification in the amount of $1,129,321 in 2011 versus $0 in 2012.The amortization of debt discount increased by $15,464 and the decrease in interest and financing expense of $20,667 due to less debt outstanding.

The net result for the quarter ended September 30, 2012 was a loss of $1,648,689 or $0.04 per share, compared to a loss of $2,586,406 or $0.11 per share for the third quarter of 2011, which included a preferred dividend on Series G stock in the amount of $312,150 and $46,500, respectively. The net loss applicable to common shareholders for the third quarter of 2012 decreased by $937,717 or 37% as compared to the third quarter of 2011, primarily due to an decrease in selling, general and administrative expenses in 2012 and no gain in connection with the troubled debt restructuring in 2011 offset by a loss on debt modification in 2011. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

Total revenues generated from the sales of Resurgex Essential™, Resurgex Essential Plus™, Resurgex Select® and Surgex™ for the nine months ended September 30, 2012 totaled $30,381, a decrease of 74% from the nine months ended September 30, 2011 which totaled $118,752. The primary reason for the decrease was due to lack of sales from our Resurgex Essential Plus and Resurgex Select product line due to Companys’ focus on building the Surgex brand during the nine months ended September 30, 2012.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the nine months ended September 30, 2012 amounted to $9,985 for a 33% gross margin. Gross profits decreased $44,485 or 82% for the nine months ended September 30, 2012 compared to $54,470 for the nine months ended September 30, 2011.  The decrease in gross profits is a result of lower revenue due to lack of inventory for our Resurgex Essential Plus and Resurgex Select product line.

After deducting research and development costs of $45,578 and selling, general and administrative expenses of $3,620,571, the Company realized an operating loss of $3,656,164 for the nine months ended September 30, 2012.  Operating losses of $3,656,164 increased $778,932 or 27% as compared to the first nine months of 2011 operating loss of $2,877,232.  The majority of the increase was due to services in the amount of $2,124,054 associated with pricing structures, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and investor relations offset by the management warrant expense in the amount of $908,540 which was earned in 2011 upon completion of the debt restructuring.

Non-operating expense totaled $799,923 for the nine months ended September 30, 2012 an decrease of 40% or $530,878 as compared to an expense of $1,326,607 for the nine months ended September 30, 2011.  The reduction in non-operating expenses of $526,684 was due to the gain of $668,583 incurred with the troubled debt restructuring in 2011offset by a loss of debt modification in the amount of $1,129,321 in 2011 versus $0 in 2012. The decrease in the amount of $526,685 was due to the gain associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $588,000 offset by a decrease of $736,000 from the loss on issuance of convertible debt. The amortization of debt discount decreased by $10,895 and the decrease in interest and financing expense of $203,051 due to less debt outstanding.

The net result for the nine months ended September 30, 2012 was a loss of $5,195,537 or $0.15 per share compared to a loss of $4,250,339 or $0.18 per share for the nine months ended September 30, 2011, which included a preferred dividend on Series G stock in the amount of $739,450 and $46,500, respectively. The net loss applicable to common shareholders for the first nine months of 2012 increased by $945,198 as compared to the first nine months of 2011, primarily due to an increase in selling, general and administrative expenses and loss incurred in the issuance of convertible debt and warrants. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the nine months ended September 30, 2012 and the year ended December 31, 2011 and has accumulated a deficit of $80,728,935 at September 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the first nine months of 2012, the Company obtained new debt from the issuance of promissory notes and the sale of Preferred stock that supplied the majority of the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $810,000.  The Company sold 2,700 shares of Series G Preferred stock to two accredited investors that resulted in $135,000 of proceeds. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $4,409,076.  During the first nine months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the September 30, 2012, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 and September 30, 2012:

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

INERGETICS, INC.

Date: November 8, 2012	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

