Form 10-K
period 2012-12-31
INERGETICS INC
filed 2013-04-01
CIK 72170

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES AND EXCHANGE OF 1934

For the Transition Period From          to

Commission file number 0-3338

INERGETICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-1558317
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

550 Broad Street, Suite 1212, Newark, N.J. 07102
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

Yes ☐ No ☒

Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on December 31, 2012, ($0.08), the aggregate market value of the 39,152,810, shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on December 31, 2012 (the last business day of the registrant's most recently completed first fiscal quarter), was approximately $3,132,225. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

The Registrant’s revenues for the fiscal year ended December 31, 2012, were $91,873.

As of March 26, 2013, 48,707,103 shares of Common Stock, $0.001 par value were outstanding.

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

On March 15, 2010 the Company changed its name to Inergetics, Inc.

NARRATIVE DESCRIPTION OF BUSINESS

Introduction

Inergetics, Inc., through its subsidiary Millennium, engages in the research, development, and marketing of specialized nutritional supplements as an adjunct to medical treatments for select medical conditions, as well as for athletes seeking improved recovery and advanced performance. The Company currently markets products which are targeted toward immuno-compromised individuals undergoing medical treatment for diseases, such as cancer, as well as wound healing and post-surgical healing and geriatric patients in long-term care facilities among other conditions. Millennium’s currently manufactures and markets four proprietary product lines and 16SKU’s to 3 separate target markets.

Three product lines currently form the Company’s product portfolio they include, Resurgex Select®, Surgex™, Bikini Ready™ and SlimTrim.

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

Millennium acquired Bikini Ready™ and SlimTrim in January 2013. Both Bikini Ready and SlimTrim will be sold into the diet category. Currently SlimTrim is sold direct to consumer on it’s web site www.slimtrim1.com.

The Company and Millennium are headquartered in Paramus, New Jersey, and the Company’s common stock currently trades on the Over-the-Counter (OTC) market under the symbol “NRTI.OB.”

Distribution Channels

Direct-To Consumer Distribution

In the direct to consumer channel, customers order Surgex™ through the Company’s website SurgexSports.com or by contacting the Company directly. Currently SlimTrim is sold direct to consumer on it’s web site www.slimtrim1.com. The product is shipped directly to the customer’s home within one business day and arrives within 2 to 5 business days depending on the customers’ geographic location.

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

Surgex has Surgex Meal which is a Meal Replacement Shake from powder. Surgex also has Surgex Fix which is a pre-work and recovery powder shake. Both the Meal Replacement and Fix are NCAA compliant. Surgex also has Surgex Pump and pre workout powder drink. Surgex Thermo is a thermogenic pill.

Bikini Ready™

Bikini Ready has the Bikini Ready Yummy Shake from powder which is a low calorie meal substitute. Bikini Ready Weight Loss Catalyst is a thermogenic supplement containing fat burning ingredients. Bikini Ready Cleanse Cleanse is a multi component formula to address weight loss and detox at the same time using a natural healthy gentle laxative effect. Bikini Ready Fashion Multi is a comprehensive multiple vitamin containing ingredients to block carbohydrates, stimulate metabolism and protect cells which blocks carbohydrates from being absorbed.

SlimTrim

SlimTrim is an inclusive weight loss formula at an affordable price.

Product Functionality Overview

Several health concerns must be addressed when it comes to effectively providing nutritional support for any major disease or immuno-compromised condition. While other “single magic bullet” products on the market largely only focus on one area while potentially neglecting others, Millennium’s products have been developed to address the major dietary concerns that may be influenced by nutritional support, when incorporated as an adjunct to a patient’s medical care. Thus, rather than providing significant amounts of calories from corn oil, low-quality proteins, sucrose, and corn syrup combined with an inexpensive multivitamin blend, Millennium’s Resurgex Select® has been developed to provide a comprehensive and complex array of nutrients, which fulfill necessary requirements in the health and well being of patients.

MARKETS

Size of the Market

The nutritional supplement market is expected to increase in excess of $30 billion by 2013 according to Nutritional Business Journal This growth is likely to be attributed to several factors, including industry efforts to promote supplements as more essential than ever in weak economic times since they can help to avert the need for much costlier prescription drugs and medical treatments, bolstered product credibility as a result of the newly implemented federal GMP (Good Manufacturing Practices) and AER (adverse event report) requirements, increased industry self-regulation, and a steady stream of innovative new products targeting an ever broader range of increasingly specific conditions—especially the many age-related issues of aging Boomers and seniors.

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

Growth Strategy and Distribution

Millennium has implemented a variety of strategies and formed partnerships that are intended to penetrate the various specialized markets for nutritional products, which are targeted by the Company (oncology patients, immuno-compromised individuals, and athletes seeking effective sports recovery and diet). Currently, products can be purchased through the Company’s websites, www.surgexsports.com and www.slimtrim1.com, or ordered by phone (877) RESURGX. Additionally, in select areas, Medicaid-associated pharmacies distribute the Company’s products. Furthermore, select international distribution agreements are in place (as described below), which are intended to expand the Company beyond U.S. markets. Each of the Company’s growth strategies in terms of product distribution are detailed below.

RESEARCH AND DEVELOPMENT

During 2012 and 2011, the Company spent $45,578 and $38,312, respectively, on research and development of its products. The research and development expenses incurred in 2012 and 2011 are directly related to the development of the Surgex product line.

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

▪	Resurgex Select® addresses multiple issues that cause diminished fatigue and quality of life in immuno-compromised individuals. To the Company’s knowledge, no other product on the market can make this claim. These include the following:

o	Mitochondrial support (energy);

o	Reducing oxidative stress;

o	Building lean muscle;

o	Immune support; and

o	Providing healthy, whole food calories.

▪	Many of the mass-market competitors manufacture their products using the least expensive ingredients, which ensures low retail price and high profitability. This means diminished bioavailability and low biological value, as well as less benefit to the end user.

▪	Resurgex Select® was developed with the ingredients necessary in order to deliver optimal performance.

▪	Resurgex Select® deliver therapeutic levels of active ingredients based on the scientific research.

▪	Millennium has a use and composition patent for the existing formulas. Ensure® and Boost® are composed of mostly corn syrup and provide “empty calories,” which could do more harm than good, especially in glucose-sensitive individuals.

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

Source: Inergetics, Inc.

MANUFACTURING

Valentine Inc. is the Company’s outsourced manufacture and co-packagers for the Resurgex Select® and Surgex™ lines at their facility in Lawrenceville, Georgia.

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

EMPLOYEES

As of March 21, 2013, the Company employed 9 persons, of whom one is primarily engaged in research and development and product support activities. Two are primarily engaged in overall managerial functions associated with operations and capital raising. Five are engaged in distribution partnerships and sales and marketing. One is primarily engaged in day to day managerial operations. The Company has no collective bargaining agreements with its employees.

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

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2012, we generated revenues of $91,873 from sales of our products. However, during this period we realized net losses of $5,451,612, of which $4,828,399 were non-cash items. The non-cash items are primarily related to issuance of shares and warrants for compensation in the amount of $3,052,270, services in the amount of $136,700, and interest in the amount of $339,741 during the period. Other non-cash items were gain on derivatives mark to market of $870,000, amortization of debt discount of $255,583, amortization expense of $576 and change in inventory and accounts receivable reserve in the amount of $2,179. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our three products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have decreased, our operating expenses are significantly greater than our revenues. During 2012, the Company obtained new capital in the form of debt resulting in the receipt by the Company of $1,487,522. The Company obtained $135,000 from new subscriptions for Series G convertible preferred stock. These funds in conjunction with on going operating revenues provided adequate capital for our operating needs for 2012. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2012 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2012 and 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of Resurgex Select®, Surgex™ and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

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

We own all rights to the formulation of Resurgex®, Resurgex Plus®, Resurgex Select®, Surgex™, Bikini Ready™ and SlimTrim and have a use and compositional patent with respect to Resurgex® (which covers Resurgex Plus®), and Resurgex Select®. Surgex™ is patent pending. We also have registered trademarks for the names "Resurgex", “Resurgex Plus” and “Resurgex Select”. “Surgex” has preliminary Trade mark reservation status. We have filed patent applications internationally with regards to all patents and patents pending. No assurance can be given that patents will be issued from pending applications or that there right, if issued and the rights from our existing patents and registered name will afford us adequate protections. In addition, we rely on trade secrets and unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or produce products which provide the same benefits as the current product lines.

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

Our Board of Directors has the authority to issue up to 2,000,000,000 shares of common stock, shares of preferred stock that can be converted into common stock at high ratios and options and warrants to purchase shares of our common stock without stockholder approval. As of March 21, 2013, there were 115,277,917 shares issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of March 21, 2013, approximately 3,793,418 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act. Generally, pursuant to Rule 144, stockholders who are not affiliates of our company can resell their restricted securities after they have held them for at least six months. Consequently, most of our restricted securities are or soon will be eligible for public sale. As of March 21, 2013, we also had warrants outstanding for the purchase of an aggregate of 18,190,906 shares of our common stock, and no stock options outstanding. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and, eventually, sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, we most likely will issue additional shares of common stock and/or instruments convertible into or exercisable for common stock to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

The Company leases certain office space under operating leases.

The current lease in Paramus, New Jersey expired on November 30, 2012.

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

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	OTC-BB
	High/Bid	Low/Bid
2011
First Quarter	$0.08	$0.24
Second Quarter	0.08	0.24
Third Quarter	0.12	0.61
Fourth Quarter	0.08	0.21

2012
First Quarter	$0.11	$0.56
Second Quarter	0.25	0.10
Third Quarter	0.12	0.05
Fourth Quarter	0.11	0.04

(b) Stockholders

As of March 21, 2013, there were approximately 512 stockholders of record for the Company’s Common Stock. The number of record holders does not include stockholders whose securities are held in street names. The Company estimates over 1,000 holders in street names. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock, 67 holders of record of the Company's Series C Preferred Stock and 24 holders of record of the Company's Series G Convertible Preferred Stock.

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

Recent Issues of Unregistered Securities

During the fourth quarter of 2012, the Company issued the following unregistered securities

(i)	4,257,625 shares of common stock to nine consultants for services rendered to the Company.

(ii)	290,827 shares of common stock to eight investors for interest on notes outstanding.

(iii)	500,000 shares of common stock to two directors for 2012 director fees.

(iv)	223,000 shares of common stock to seven employees for compensation.

(v)	919,514 shares of common stock to four employees which expensed in prior years.

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

Results of Operations for the year ended December 31, 2012 compared to the year ended December 31, 2011:

Total revenues generated from the sales of Resurgex Select® and Surgex for the year ended December 31, 2012 totaled $91,873, a decrease of 33% from the year ended December 31, 2011 which totaled $137,438.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2012 amounted to $5,546 for a 6% gross margin. Gross profits decreased $52,806 or 90% for the year ended December 31, 2012 compared to $58,353 for the year ended December 31, 2011. The decrease in gross profits and gross margin is a result of lower revenue and the sale of inventory before it’s expiration date.

After deducting research and development costs of $45,578 and selling, general and administrative expenses of $5,590,867, which included $3,191,725 in non-cash outlays in the form of restricted stock and warrants issued for professional fees and compensation and inventory reserve, the Company realized an operating loss of $5,630,899. Operating losses for 2012 of $5,630,899 were up $1,557,381 or 38% as compared to the 2011 operating loss of $4,073,518. The overall increase was offset by an $823,000 decrease due to lower compensation expense. There were approximately the same number of warrants issued, but the market price on date of issuance using the Black-Scholes model was less in 2012 versus the market price in 2011. Outside consulting fees increased by $2,640,000 for pro athletes and other experts in mass market distribution.

Non-operating expenses totaled $855,078 for the year ended December 31, 2012 a decrease of 39% or $542,225 as compared to $1,397,333 for the year ended December 31, 2011. The decrease in non-operating expenses of $542,225 was due to material differences in the other income/expense section of the Statement of Operations. The first was a net gain of $668,583 which was realized on a gain incurred in connection with debt restructuring which occurred in 2011 versus zero in 2012. In the third quarter of 2011 a loss of $1,129,321 was recorded from debt modification versus zero in 2012. The amortization of debt discount was $255,583 in 2012 which is a increase of $64,646 from $190,937 in 2011 due to the additional debt issued in 2012. There was a loss from warrants and derivatives issued with debt greater than the carrying value in the amount of $736,000 in 2012 versus zero in 2011. In 2012 there was a gain on the fair market valuation of the derivatives in the amount of $870,000 versus zero in 2011, due to the decrease in the volatility and the value of the common stock. Interest and financing expense which was $733,495 in 2012 decreased by $12,163 from $745,658 in 2011.

The net result for the year ended December 31, 2012 was a loss of $5,451,612 or $0.15 per share, compared to a loss of $5,724,451 or $0.24 per share for the prior year. Management will continue to make an effort to lower operating expenses and increase revenue. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

The Company’s business operations generally have been financed by new equity and debt investments through convertible promissory notes with accredited investors. During 2012, the Company obtained new equity capital and issued new debt that supplied the majority of the funds that were needed to finance operations during the reporting period. The Company received new equity capital in the amount of $135,000 from the sale of Series G convertible preferred stock. Such new borrowings resulted in the receipt by the Company of $1,487,522. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the year showed a working capital deficit of $2,801,242. During the first and quarter of 2013 the Company obtained new financing sufficient to fund first quarter 2013 operations. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 7 A:	QUANTiTatIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the two years ended December 31, 2012 and 2011 and Notes to Financial Statements are included at the end of this report.  Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two years ended December 31, 2012, there were no  reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A (T).   Controls and Procedures

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the December 31, 2012, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012:

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about all directors and executive officers of the Company are as follows:

Name	Position	Term(s) of Office

Michael C. James, 54	Chief Financial Officer	July 1, 2010 until present
	Chief Executive Officer	June 11, 2012 until present
	Chairman of the Board	June 11, 2012 until present
	Company Director	September 24, 2009 until present

Frank Guarino, 38	Chief Operating Officer	July 1, 2010 until present
	Chief Financial Officer	October15, 2001 until June 30,2010

Carl Germano, 58	Executive Vice President, Research and Product Development	May 15, 2001 until present
	Company Director	May 29, 2012 until present
6
James DeLucia, 46	Company Director	December 26, 2012 until present

Mark Mirken, 68	President, Chief Operating Officer	September 2007 until August 4, 2008
	Chief Executive Officer	August 4, 2008 until June 11, 2012
	Chairman of the Board	August 4, 2008 until June 11, 2012

Benjamin Custodio, 69	Company Director	October 28, 2008 until January 2, 2012

Kenneth Sadowsky, 49	Company Director	September 17, 2008 until June 25, 2009 and then, since March 8, 2010 until May 17, 2012

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

A summary of the business experience for each of our present officers and directors is as follows:

Michael C. James

Mr. Michael James has been our Chief Financial Officer (CFO) of Inergetics since July 1, 2010 and Chief Executive Officer since June 11, 2012. For the past twelve years, Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, where he holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Currently, Mr. James is a director of Guided Therapeutics, Inc. where he is Chairman of the Compensation Committee and serves as Chairman on the Audit Committee.  He was a board member of Nestor, Inc. from 2006 until June 2009 and CEO of that company from January 2009 through September 11, 2009.  While acting as CEO, Mr. James turned that company profitable and headed a complete financial restructuring. The business was sold on September 8, 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island.  From 1995 to 1999, Mr. James was a Partner at Moore Capital Management, Inc., a private investment management company. Prior to his position at Moore Capital, from 1991 to 1994, he was employed by Buffalo Partners, L.P., a private investment management company, where he held the position of Chief Financial and Administrative Officer. From 1986 to 1991, he was employed by National Discount Brokers and held the positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James received a Bachelor of Science in Accounting from Fairleigh Dickenson University.

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

James DeLucia

Mr. DeLucia is the Founder, President and CEO of AR James Media, Inc., an award winning outdoor advertising and marketing firm that owns and operates over 1,000 billboards across the New York/New Jersey metro area. AR James Media specializes in the outdoor advertising business including transit shelters, junior billboards and various other “out-of-home” mediums including large format and digital. Mr. DeLucia oversees AR James Media’s state and municipal programs including public biding and relationship management with various government officials. Mr. DeLucia started his career on the floor of the New York Mercantile Exchange in 1989. Mr. DeLucia became a member of two divisions of the Chicago Board of Trade, COMEX in 1992 and NYMEX in 1999. After experiencing success as a futures and options broker, Mr. DeLucia formed ALX Energy, Inc. ALX Energy, Inc. was the premier futures and options brokerage company for banks, hedge funds, utility companies and other large institutions. Mr. DeLucia’s expert skills and knowledge led ALX to obtain the record for the most volume ever executed in the Natural Gas prop month close in the history of the contract.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of  common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report  required to be so filed pursuant to Section  16(a) of the Securities Exchange Act of 1934.Michael C. James, Frank Guarino, Carl Germano and James DeLucia are also currently late in filing Form 3.

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

Corporate Governance And Code Of Ethics

The Company has always been committed to good corporate governance. A copy of the Corporate Code of Ethics and Conduct was set forth as an exhibit to Form 10-K for the fiscal year ended December 31, 2002, and is included herein by reference. A copy may be obtained free of charge by submitting a request in writing to the Company at the address shown on the first page of this report.

ITEM 11:	EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2012, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2012, as well as the most highly compensated employees who did not serve as executive officers during 2012. Compensation information is shown for the fiscal years ended December 31, 2011, and 2010:

Name and Principal Position	Year	Salary ($) (1)	Directors Fee ($)	Other Annual Compensation($) (2)	Restricted Stock Awards ($) (3)	Securities Underlying Options ($)	All Other Compens.($)
Michael C. James	2012	150,000	-	-	270,000	-
Chief Executive Officer	2011	153,846	-	-	25,000	-	-
Chief Financial Officer and Director	2010	-	-	-	-	-
Carl Germano	2012	150,000	-	-	-	-	-
Executive Vice	2011	151,923	-	-	-	-	-
President and Director	2010	181,328	-	-	-	-	-
Frank Guarino	2012	100,000	-	-	-	-
Chief Financial Officer	2011	94,231	-	-	-	-	-
	2010	163,298	-	14,095	—	-	-
Mark C. Mirken (4)	2012	41,115	-	11,932	-	-	-
President and CEO,	2011	161,538	-	24,000	-	-	-
Director	2010	234,077	-	24,000	-	-	-

(1)	The value of other non-cash compensation, except for the items listed under (2), (3) and (4), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)	Consists of automobile expenses allowances.
(3)	The Company recognizes expenses for options and warrants granted to employees on the basis of fair value calculated using the Black-Scholes formula.
(4)	Mark C. Mirken resigned from all of his positions with the Company and it’s subsidiary on June 11, 2012.

Stock Options /Stock Purchase Warrants:

There were no options granted during 2012 and 2011. In 2012 there was a management stock warrant grant.

Compensation of our Directors

During 2012 and 2011 none of our Directors received cash compensation. In 2012 James DeLucia received 500,000 restricted shares of common stock. In 2011 Benjamin Custodio and Kenneth Sadowsky each received 125,000 restricted shares of common stock.

Employment Agreements

Certain employees have received employment agreements the details of which are outlined in the section “Employment Agreements” in Note 10 to the Financial Statements included at the end of this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 21, 2013, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title	Name and Address of	Amount and Nature of	Percent
of Class	Beneficial Owner	Beneficial Ownership (1)	of Class
Common Stock
	Michael C. James	1,820,771	3.74%
	Frank Guarino	314,375	0.65%
	Carl Germano	414,274	0.85%
	James DeLucia	525,000	1.08%
	as a Group (4 persons)	3,074,420	6.31%

Address of all persons above: c/o the Company.

	Leon Frenkel	4,264,241	8.75%
	1600 Flat Rock Road, Penn Valley, PA 19072

	Seahorse Enterprises	3,469,281	7.12%
	1 Powderhill Way, Westborough, MA 01581
	___________________

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of March 21, 2013. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.
(2)	See Item 13 “Certain Relationships, Related Transactions and Director Independence” below.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company’s board of directors consists of the following three directors: Michael James, Carl Germano and James DeLucia.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Friedman LLP billed us $151,647 and $109,268 for professional services rendered from their audit of our annual financial statements during 2012 and 2011.

AUDIT-RELATED FEES

Friedman LLP did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements during the fiscal years ended December 31, 2012 and December 31, 2011.

TAX FEES

Friedman LLP billed us in the aggregate amount of $0 for professional services rendered for tax related services during the fiscal year ended December 31, 2012 and 2011.

ALL OTHER FEES

The aggregate fees billed by Friedman LLP for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $0, respectively.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Certificate of Incorporation and Bylaws of the Company.(1)

3.2	Amendment to Certificate of Incorporation

3.3	Certificate of Incorporation and Bylaws of Millennium.*

4.1	Certificate of Designations filed July 26, 2001*

4.2	Certificate of Designations (E and F Preferred Stock) (2)

4.3	Form of Unit Note(3)

4.4	Form of Series E Preferred Stock Certificate(3)

4.5	Form of Series F Preferred Stock Certificate(3)

10.1	Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001.(4)

10.2	License Agreement with Isocell SA.(5)

10.3	Royalty and Investment Agreement between Millennium and P. Elayne Wishart dated January 11, 2001.*

10.4	Royalty and Investment Agreement between Millennium and Jane Swon dated January 11, 2001.*

10.5	Royalty and Investment Agreement between Millennium and David Miller dated January 11, 2001.*

10.6	Employment Agreement between Millennium and Jerry E. Swon dated April 1, 2001.*

10.7	Letter of Intent, among Millennium Biotechnologies Group, Inc., Millennium Biotechnologies Inc., Aisling Capital II, LP, dated April 5, 2006 (7)

10.8	Ventiv Subordination Agreement(3)

10.9	Second Amendment to Ventiv Security Agreements and Convertible Note(3)

10.10	Ventiv Service Agreement(3)

10.11	Amended and Restated Employment Agreement for Mark C. Mirken effective November 1, 2009

10.12	Amended and Restated Employment Agreement for Carl Germano effective November, 2009

10.13	Employment agreement of Michael C. James effective July 1, 2010

21	Subsidiaries of the Company:
(i) Millennium Biotechnologies, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

14	Corporate Code of Ethics and Business Conduct (6)

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's report on Form 8-K filed on October 13, 2009, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company's report on Form 8-K filed on November 17, 2009, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.

(5)	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

(6)	Previously filed as an exhibit to the Company’s Annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

(7)	Previously filed as an exhibit to the Company's report on Form 8-K filed on April 5, 2006, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

By:	/s/ Michael C. James	Date: March 29, 2013
Michael C. James
Chief Executive Officer
Chief Financial Officer
(Principal Executive and
Financial Officer),

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Michael C. James	March 29, 2013
Michael C. James, Director

/s/ Carl Germano	March 29, 2013
Carl Germano, Director

/s/ James DeLucia	March 29, 2013
James DeLucia, Director

Inergetics, Inc.

(f/k/a/Millennium Biotechnologies Group, Inc.)

and Subsidiary

Consolidated Financial Statements

December 31, 2012

Inergetics, Inc. and Subsidiary

Index to the Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statement of Stockholders’ (Deficit)	4-5

Consolidated Statements of Cash Flows	6-7

Notes to the Consolidated Financial Statements	8-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Inergetics, Inc. and Subsidiary

(f/k/a Millennium Biotechnologies Group, Inc.)

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Inergetics, Inc. and subsidiary (f/k/a Millennium Biotechnologies Group, Inc.) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012. Inergetics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergetics, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2012 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses and has a working capital deficiency of $4,518,870. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Marlton, New Jersey

March 29, 2013

Inergetics, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Current Assets:
Cash	$8,846	$2,517
Accounts receivable, net of allowance for doubtful accounts of $0	-	1,895
Receivable from the Technology Business Tax Certificate Transfer Program	2,209,715	-
Inventories, net	4,176	136,094
Prepaid expenses	522,041	253,878
Total Current Assets	2,744,778	394,384
Property and equipment, net	-	-
Patents, net	4,942	5,518
Deposits	2,299	2,299
Total Assets	$2,752,019	$402,201

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,846,181	$2,038,999
Obligations to be settled in stock	564,500	665,500
Customer prepayments	39,970	39,970
Derivative liability	227,000	-
Short-term debt, net of unamortized debt discount	1,144,375	839,747
Short-term debt to affiliates, net of unamortized debt discount	2,441,622	149,600
Total Current Liabilities	7,263,648	3,733,816
Long-term debt	39,584	29,606
Long-term debt to affiliates	-	1,425,522
Total Liabilities	7,303,232	5,188,944
Commitments and Contingencies
Preferred stock, Convertible Series G , authorized 200,000, par value $1, stated value $50: issued and outstanding 150,938 and 120,827 shares, respectively	7,147,465	5,621,665
Stockholders’ (Deficit)
Preferred stock, par value $1:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value $1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares and issued and outstanding ,	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 48,707,103 and 27,780,205 shares, respectively	48,708	27,781
Additional paid-in capital	68,606,679	65,281,614
Common stock subscribed	-	360,000
Accumulated Deficit	(80,549,110)	(76,272,848)
Total Stockholders’ (Deficit)	(4,551,213)	(4,786,743)
Total Liabilities and Stockholders’ (Deficit)	$2,752,019	$402,201

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
Net Sales	$91,873	$137,438
Cost of Sales	86,327	79,085
Gross Profit	5,546	58,353
Research and development costs	45,578	38,312
Selling, general and administrative expenses (including share based compensation of $611,500 and $1,580,679, respectively)	5,590,867	4,093,559

Loss from operations	(5,630,899)	(4,073,518)
Other (expense) income
Gain (loss) incurred in connection with troubled Debt restructuring, net	-	668,583
Loss on debt modification	-	(1,129,321)
Amortization of debt discount	(255,583)	(190,937)
Loss from warrants / derivatives issued with debt greater than debt carrying value	(736,000)	-
Gain on fair market valuation of derivatives	870,000	-
Interest and financing cost, net	(733,495)	(745,658)
Total other expense	(855,078)	(1,397,333)
Net loss before taxes	(6,485,977)	(5,470,851)
Benefit from sale of state net operating loss credits	2,209,715	-

Net Loss	(4,276,262)	(5,470,851)
Preferred Dividend	1,175,350	253,600
Net Loss applicable to common shareholders	$(5,451,612)	$(5,724,451)

Net Loss Per Common Share Basic and Diluted	$(0.15)	$(0.24)

Weighted average number of common shares outstanding – Basic and Diluted	37,314,265	24,098,664

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statement of Stockholders’ (Deficit)

For the Years Ended December 31, 2012 and 2011

	Preferred Stock
	Convertible	Convertible	Cumulative	Cumulative	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible			Additional	Common Stock
	Series B	Series B	Series C	Series C	Series D	Series D	Series E	Series E	Series F	Series F	Series G	Series G	Common Stock		Paid in	Subscribed		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2011	65,141	$130,282	64,763	$64,763	-	-	-	-	-	-	-	-	23,756,132	$23,757	$61,968,508			$(70,801,997)	$(8,614,687)

Debt converted into equity											96,755	$4,418,065	3,595,698	3,596	715,552	2,240,200	$360,000		5,497,213

Debt modification															1,510,582				1,510,582

Issuance of common for services													375,000	375	50,873				51,248

Issuance of common stock for interest													53,375	53	9,020				9,073
Warrants issued for compensation															1,280,679				1,280,679

Sale of Preferred stock											19,000	950,000							950,000

Preferred stock dividend											5,072	253,600			(253,600)				-

Net (loss)																		(5,470,851)	(5,470,851)

Balance, December 31, 2011	65,141	$130,282	64,763	$64,763	-	$-	-	$-	-	$-	120,827	$5,621,665	27,780,205	$27,781	$65,281,614	2,240,200	$360,000	$(76,272,848)	$(4,786,743)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statement of Stockholders’ (Deficit)

For the Years Ended December 31, 2012 and 2011

	Preferred Stock
	Convertible	Convertible	Cumulative	Cumulative	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible			Additional	Common Stock
	Series B	Series B	Series C	Series C	Series D	Series D	Series E	Series E	Series F	Series F	Series G	Series G	Common Stock		Paid in	Subscribed		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2012	65,141	$130,282	64,763	$64,763	-	-	-	-	-	-	120,827	$5,621,665	27,780,205	$27,781	$65,281,614	2,240,200	$360,000	$(76,272,848)	$(4,786,743)

Issuance of common for services											20,500	1,045,250	11,395,000	11,395	2,227,605				3,284,250

Issuance of common stock for interest											4,420	221,000	895,184	895	117,846				339,741

Issuance of common stock for compensation													1,142,514	1,143	264,158				265,301

Warrants issued for compensation															487,500				487,500

Issuance of common stock subscribed													2,240,200	2,240	357,760	(2,240,200)	(360,000)		-

Preferred stock Converted into common stock											(21,016)	(1,050,800)	5,254,000	5,254	1,045,546				-

Sale of Preferred stock											2,700	135,000							135,000

Preferred stock dividend											23,507	1,175,350			(1,175,350)				-

Net (loss)																		(4,276,262)	(4,276,262)

Balance, December 31, 2012	65,141	$130,282	64,763	$64,763	-	$-	-	$-	-	$-	150,938	$7,147,465	48,707,103	$48,708	$68,606,679	-	-	$(80,549,110)	$(4,551,213)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities:
Net loss	$(4,276,262)	$(5,470,851)
Adjustments to reconcile net (loss) to net cash (used in) Operating Activities:
Extinguishment of debt	-	(668,583)
Debt modification	-	1,129,321
Gain from derivatives mark to market	(870,000)
Depreciation and amortization	576	576
Amortization of debt discount	255,583	190,937
Amortization of prepaid expenses paid for in stock	2,577,470	-
Stock issued for services	136,700	175,000
Stock issued for director fees	-	51,250
Stock issued for compensation	17,300	125,000
Stock issued for interest expense and financing expenses	339,741	9,073
Warrant grant issued for compensation	457,500	1,280,679
Equity instruments issued with debt greater than debt carrying amount	736,000	-
Change in inventory and receivables reserve	2,179	291,420
Changes in assets and liabilities
Decrease (Increase) in inventory	130,418	(300,793)
Decrease (Increase) in accounts receivable	1,216	(650)
(Increase) in receivable from Technology Business Tax Certificate Transfer Program	(2,209,715)	-
Decrease in prepaid expenses	448,919	292,856
Decrease in deposits	-	21,352
Decrease Customer prepayments	-	22,172
Increase in accounts payable and accrued expenses	807,182	447,669
Net Cash Used by Operating Activities	(1,445,193)	(2,403,572)
Cash Flows from Investing Activities:	-	-
Cash Flows from Financing Activities:
Proceeds from borrowings	1,487,522	1,500,000
Proceeds from Preferred stock	135,000	950,000
Repayment of loans and notes	(171,000)	(45,000)
Net Cash Provided by Financing Activities	1,451,522	2,405,000
Net Increase in Cash	6,329	1,428
Cash - beginning of year	2,517	1,089
Cash - end of year	$8,846	$2,517

Supplemental information:
Cash paid during the year for:
Interest	$4,861	$15,174
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

Schedule of non-cash investing and financing activities:	2012	2011

In connection with restructuring of debt, 3,595,698 common shares as of December 31, 2011..	$-	$719,148

Convertible Preferred Stock Series G shares issued for services as of December 31, 2012..	$1,045,250	$-

In consideration for services and compensation 11,395,000 common shares and 375,000 common shares, as of December 31, 2012 and 2011, respectively.	$2,239,001	$51,248

In consideration of interest expense, 4,420 Convertible Preferred Stock Series G shares were issued, as of December 31, 2012	$221,000	$-

In consideration of interest expense, 895,184 common shares and 53,375 common shares were issued, as of December 31, 2012 and 2011, respectively	$118,741	$9,073

Issuance of Convertible Preferred Stock Series G shares issued for services as Preferred dividend (23,507 shares and 5,072 shares)	$1,175,350	$253,600

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Accounts Receivable

The Company continuously monitor collections and payments from our customers and regularly adjust credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. There were no accounts receivable outstanding at December 31, 2012.

Receivable from Technology Business Tax Certificate Transfer Program

The receivable is from the Company selling the New Jersey State net operation loss carryforward. The Company was able to transfer $2,209,715 of total available tax benefits of $5,187,471. The receivable was collected on January 14, 2013.

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $576 for 2012 and 2011, respectively.

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $261 and $1,350 for the years ended December 31, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping costs of $8,065 and $30,748 are included in cost of sales for the years ended December 31, 2012 and 2011, respectively. Handling costs of $37,358 and $25,918 are included in general and administrative expenses for the years ended December 31, 2012 and 2011, respectively.

Stock and Warrant Based Compensation

Stock and warrant based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company issued 7,500,000 warrants, that vest over three years, during the year ended December 31, 2012 for an expense of $457,500 and 7,533,406 warrants, that vested immediately, for an expense of $1,280,679 during the year ended December 31, 2011. The Company did not issue any stock options during the year ended December 31, 2012 and 2011, respectively.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2012 and 2011.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Loss Per Common Share

Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have an anti- dilutive effect on earnings per share, and there for have not been included Anti-dilutive securities not included in net loss per share calculations for the years presented include:

	December 31,
Potentially dilutive securities:	2012	2011
Convertible debt and accrued interest	10,775,363	8,447,094
Liability of shares to be issued	2,300,000	3,281,250
Convertible Preferred stock	37,929,545	30,337,032
Common Stock Subscribed	-	2,240,200
Outstanding time-based stock options	-	-
Outstanding time-based warrants	18,190,906	7,631,544

Fair Value of Financial Instruments

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The levels are defined as follows:

Level 1 – quoted prices for identical instruments in active markets;

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Research and Development

Research and development costs are expensed as incurred.

2. GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

However the Company has incurred substantial net losses for the years ended December 31, 2012 and 2011 and has accumulated a deficit of approximately $81 million at December 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

4. INVENTORIES

Inventories are stated at the lower of cost or market and consist of finished goods, raw materials and packaging for the Company’s Resurgex®, Resurgex Plus®, Resurgex Select®, and Surgex™ product lines. Cost-of-goods sold are calculated using the average costing method. Inventories at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Finished Goods	$2,344	$266,733
Work-in-process	49,200	-
Raw Materials	-	131,213
Packaging	1,832	36,648
	53,376	434,594
Less: Reserve for obsolescence	(49,200)	(298,500)
Total	$4,176	$136,094

5. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2012 and 2011, consisted of the following:

	2012	2011
Furniture	$46,127	$46,127
Equipment	-	-
Leasehold improvements	-	-
Subtotal	46,127	46,127
Less accumulated depreciation	(46,127)	(46,127)
Total	$-	$-

Depreciation expense charged to operations was $0 for the years ended December 31, 2012 and 2011.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2012 and 2011:

	2012	2011
Accounts payable	$1,224,313	$864,542
Accrued interest	669,035	344,328
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	612,712	491,646
Accrued professional fees	204,247	202,609
	$2,846,181	$2,038,999

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

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

2012 Liabilities	Level I	Level II	Level III	Total

Obligations to be settled in stock	$-	$564,500	$-	$564,500
Long term debt		39,584		39,584
Derivative liability			227,000	227,000
Total liabilities	$-	$604,084	$227,000	$831,084

2011 Liabilities	Level I	Level II	Level III	Total

Obligations to be settled in stock	$-	$665,500	$-	$665,500
Long term debt		29,606		29,606
Long term debt to affiliates		1,425,522		1,425,522
Total liabilities	$-	$2,120,628	$-	$2,120,628

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level3):

	Derivative Liabilities	Total
January 1, 2012	$-	$-
Total losses included in loss held at reporting date	(227,000)	(227,000)
December 31, 2012	$(227,000)	$(227,000)

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

8. DEBT

Debt is as follows:

	December 31,	December 31,
	2012	2011

Promissory note dated December 17, 2002, issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note is now due on demand. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $8.00/share of the principal.	$25,000	$25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock. The Note is convertible at the option of the holder into common stock at the rate of $20.00 per share.	30,000	30,000

Two demand loans extended by two investors in March 2004 and January 2005, bearing interest at 12% per year, now due on demand. The $10,000 note was converted as of September 2, 2011 into common stock at the conversion price $0.352.	15,000	15,000

Four promissory notes issued to four accredited investors in May 2006, originally maturing in June 2006, now due on demand. The notes carried interest at the rate of 10% per year and are convertible into common shares at the rate of $20.00 /share. Three notes were converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	25,0000	25,000

Three promissory notes issued to three accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share. One note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	48,000	48,000

Three promissory notes issued to three accredited investors in October 2006, maturing on January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share. One note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	44,000	44,000

One promissory notes issued to an accredited investors in January 2007, maturing on March 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share.	75,000	75,000

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

DEBT (Continued)

Three promissory notes issued to three accredited investors in May and June 2007, maturing between September 30, 2007 and October 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 12% per year. One note calls for the interest payable in common stock, calculated at $0.10 per share. All notes are convertible into common shares at the rate of $8.00 /share.	25,000	25,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000.	400,000	400,000

Seven promissory notes, issued in November and December 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1 :1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 month promissory note for $100,000, carrying interest at 15% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Six of the notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering.	152,747	152,747

One promissory note issued to an accredited investor in March 2012, maturing September 23, 2013. The note carries interest at the rate of 10% per year until maturity and is payable quarterly in common stock valued at $0.20 per share. The note is convertible into common shares at the rate of $0.20 share.	25,000	-0-

Four promissory notes issued to an accredited investor in June and July 2012, maturing eight months after issuance. The notes carry interest at the rate of 24% per year. The notes and accrued interest were repaid in January 2013.	100,000	-0-

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

DEBT (Continued)

One promissory note issued to an accredited investor in November 2012, maturing three months after issuance. The note carries interest at the rate of 24% per year. The note and accrued interest were repaid in January 2013.	100,022	-0-

One promissory note issued to an accredited investor in December 2012, maturing one month after issuance. The note carries interest at the rate of 24% per year. The note and accrued interest were repaid in January 2013.	50,000	-0-

One promissory notes was issued as Senior Secured Convertible Notes in September 2011 as part of the Debt Reorganization and Financing Agreement dated July 14, 2011. The note is convertible into Series G Preferred Stock. The note bears interest at 10% per year and matures on December 31, 2013.	29,606	29,606

Five promissory notes issued to accredited investors in March and April 2012, maturing thirty-six months after issuance. The note carries interest at the rate of 10% per year until maturity and are payable quarterly in common stock valued at $0.20 per share. The notes are convertible into common shares at the rate of $0.20 share.	39,584	-0-

Total Debt	1,183,959	869,353

Less short-term portion	1,144,375	839,747

Long-term portion	$39,584	$29,606

Included in total debt as of December 31, 2012 and 2011 of $1,183,959 and $869,353 is an unamortized debt discount of $135,417 and $0, respectively.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

DEBT (Continued)

Debt to affiliates is as follows:

	December 31	December 31
	2012	2011

Promissory note issued to an accredited investor in March 2009. The note was due on September 26, 2009 and carrying interest at 15% per year.	$33,000	$33,000

Promissory note issued to an accredited investor in July 2009. The note was due on October 28, 2009 and carrying interest at 36% per year.	16,600	16,600

Purchase order financing note issued in May 2010, carry interest at 24% per year and due on demand.	100,000	100,000

One demand promissory note issued to an accredited investor in March 2012. The note carries interest at the rate of 12% per year and is payable quarterly in common stock valued at $0.20 per share. The note is convertible into common shares at the rate of $0.20 share. The note and accrued interest were repaid in January 2013.	75,000	-0-

Eight promissory notes issued to accredited investors in June through September 2012, maturing eight months after issuance. The notes carry interest at the rate of 24% per year. The notes and accrued interest were repaid in January 2013.	264,000	-0-

One promissory note issued to an accredited investor in October 2012 maturing four months after issuance. The note carry interest at the rate of 24% per year. The note and accrued interest were repaid in January 2013.	500,000	-0-

Two promissory notes issued to accredited investors in December 2012 maturing one month after issuance. The notes carries interest at the rate of 24% per year. The note and accrued interest were repaid in January 2013.	27,500	-0-

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

DEBT (Continued)

Long-Term Debt to affiliates is as follows:

	December 31	December 31
	2012	2011
Four promissory notes were issued as Senior Secured Convertible Notes in September 2011 as part of the Debt Reorganization and Financing Agreement dated July 14, 2011. The notes are convertible into Series G Preferred Stock. The notes bears interest at 10% per year and matures on December 31, 2013.	$1,425,522	$1,425,522

Total debt to affiliates	2,441,622	1,575,122

Less short-term portion due to affiliates	2,441,622	149,600

Total Long-Term Debt to affiliates	$-	$1,425,522

The following is a schedule of future minimum debt payments as of December 31, 2012:

Year Ending December 31,
2013	$3,585,997
2014	39,584
Total minimum payments required	$3,625,581

During the current year, the Company issued convertible debt with a carrying value of $391,000. The convertible debt included warrants and derivatives valued at approximately $1,100,000. The Company recorded a debt discount of $391,000 and a loss from warrants/derivative issued with debt greater than debt carrying value totaling $736,000.

2011 Gain on Troubled Debt Restructuring

The Company entered into restructuring agreements with various accredited investors, whereas these investors for economic reasons granted concessions to the Company.  In accordance with ASC 470 “Debt” the Company treated the following transactions as troubled debt restructuring.

At December 31, 2010, the Company had Unit Notes issued to accredited investors with an outstanding balance of $3,350,309, which were in default and due on demand. In September 2011, the Company reached an agreement with the investors to convert this debt into Series G Preferred in full settlement of the note plus interest. The Series G preferred are convertible into 250 shares of common stock. At the dates of conversion the debt payable and accrued interest was $3,990,843 less debt discount of $228,190 totaling $3,762,653.  At conversion $2,243,481 was held by a related party Investor Group and converted into 44,880 shares of Series G preferred valued at $2,099,835. The value of the debt in excess of Series G preferred of $143,646 was recorded in additional paid in capital on the Company Balance Sheet.  The remaining debt and accrued interest of $1,519,170, net debt discount, was converted into 24,300 shares of Series G preferred valued at $1,136,918 which exceeded the fair market value by $382,254.  Also the Company allocated restructuring charges of $167,964, which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group for Unit Notes.  The difference resulted in a gain on troubled debt restructuring of $214,068 has been included in the accompanying Statement of Operations in 2011. The gain incurred with troubled debt restructuring approximates $0.01 per share.

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

DEBT (Continued)

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

2011 Modification of Debt

The following debt instruments were modified in 2011.  The modification of debt included the addition of a conversion feature therefore requiring the Company to record the transaction in accordance with ASC 470 “Debt” modification of debt accounting.

At December 31, 2010, the Company had promissory notes issued to four accredited investors with an outstanding balance of $825,000, which were in default and due on demand. In July 2011, the Company reached an agreement with the investors to convert the debt into a new convertible note in full settlement of the note plus interest. At the date of conversion, the debt payable and accrued interest was $977,268.  The fair value of the new debt is $1,694,593, which includes the fair value of the conversion feature of $717,324.  The Company valued the conversion feature utilizing the black scholes method with the following inputs: stock price on date of calculation of $0.17, exercise price of $0.20, volatility of 192.8%, years 2.25, discount rate of 15%, and dividend rate of 0%.  The conversion rate on the new convertible note is $0.20 per share of common stock.  The Company allocated restructuring costs of $41,131, which represents the pro-rata share of the $360,000 consulting fee due to the Investor Group for promissory note.  As of December 31, 2011 the loss on debt modification of $758,455 has been included in the accompanying Statement of Operations. The loss incurred with debt restructuring represents approximately $0.03 per share.

In January, 2011, the Company issued notes to three accredited investors with an outstanding balance of $450,000, due on demand. In July 2011, the Company reached an agreement with the investors to convert the debt into a new convertible note in full settlement of the note plus interest. At the date of conversion, the value of the debt payable and accrued interest was $477,860.  The fair value of the new debt is $828,614, which includes the fair value of the conversion feature of $350,754. The Company valued the conversion feature utilizing the black scholes method with the following inputs: stock price on date of calculation of $0.17, exercise price of $0.20, volatility of 192.8%, years 2.25, discount rate of 15%, and dividend rate of 0%.  The conversion rate on the new convertible note is $0.20 per share of common stock.  The Company allocated restructuring costs of $20,112, which represents the pro-rate share of the $360,000 consulting fee due to the Investor Group for the promissory note.  As of December 31, 2011 a loss of $370,866 has been included in the accompanying Statement of Operations for the loss on debt modification.  The loss incurred with debt restructuring represents approximately $0.02 per share.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

9. INCOME TAX

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any tax positions that should not be recognized under FASB ASC 740-10.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate	(34.0)%
State Income Tax, Net of Federal Benefit	(5.94)%
Change in valuation allowance	39.94%
Sale of New Jersey NOL	(34.0%)
Effective Income Tax Rate	(34.0%)

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $53,000,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2030. Net operating loss carry forwards expire starting in 2024 through 2031. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

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

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2012	2011
Deferred tax asset	21,190,000	18,600,000
Less: Valuation Allowance	(21,190,000)	(18,600,000)
Net Deferred Tax Assets	$-	$-

The Company’s deferred income tax valuation allowance increased by $2,590,000 to $21,190,000 as of December 31 2012.

10. STOCK-BASED COMPENSATION

The cost of all share-based awards to employees, including grants of warrants and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of the warrant award is determined using the Black-Scholes valuation model on the date of grant. The fair value of the share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2012, there were approximately $262,500 of total unrecognized compensation cost related to non-vested warrant based compensation arrangements granted under the Company’s compensation plan. The cost is expected to be recognized over a period of 2.75 years. This expected cost does not include the impact of any future stock-based compensation awards.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

11. EMPLOYMENT AGREEMENTS

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

Pursuant to an amended and restated employment agreement, Carl Germano is employed as the Chief Science Officer of Millennium. The Agreement terminates on November 1, 2014; provided, Mr. Germano has the right to extend the term of employment for two additional years.  Pursuant to the Agreement, Mr. Germano currently receives a base annual salary of $150,000 per year which increases to $200,000 per year in the event (a) the Company's annual revenues exceed $15,000,000; (b) the Company enters into a licensing agreement with an unrelated third party where the minimum upfront licensing fee is no less than $3,000,000; or (c) the Company achieves two quarters of positive cash flow.  In addition, during the term of the Agreement, Mr. Germano is entitled to receive an annual bonus at the discretion of the Company. Mr. Germano also received 114.1667 E Preferred (which in 2010 converted into 18,021 shares of Common Stock) and Performance Shares.

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

12. CAPITAL STOCK

a)      Series B, C, D Convertible Preferred Stock

Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company’s common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired. There were no cumulative cash dividends payable as of December 31, 2012 and 2011, respectively. Convertible Series D preferred shares ("Series D") are non-dividend bearing and are convertible into shares of the Company’s common stock at the option of the Company and are subject to adjustment in accordance with certain anti-dilution clauses. All Series D Preferred Shares were converted into common stock in April 2002.

a.1)    Voting Rights

The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote.

a.2)    Dividend Restrictions

No cash dividends may be declared or paid on the Company’s common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock. No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding. There were no cumulative cash dividends payable as of December 31, 2012 and 2011, respectively.

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

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

c.2) Designation

The rights, preferences, privileges, restrictions and other matters relating to G Preferred, as filed with the Secretary of State, Delaware, are as follows:

(1)           Dividends.  The shares of G Preferred shall bear a 10% annual dividend, payable quarterly in kind based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date..

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

13. OPTIONS AND WARRANTS

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2012 and 2011, respectively..

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

OPTIONS AND WARRANTS (continued)

The granting of the following Company stock options was not under a formal stock option plan.

Information regarding the Company’s stock options and warrants for fiscal years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	-0-	$-0-	-0-	$-0-
Options expired	-		-
Options granted	-		-
Options cancelled	-		-
Options outstanding - end of year	-0-	$-0-	-0-	$-0-

Stock price at end of year	$0.08		$0.15

There were no stock options issued or outstanding during the fiscal year ended December 31, 2012 and 2011, respectively.

	December 31, 2012		December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Option price range for exercised shares	-	-	-	-
Options available for grant at end of year	-	-	-	-

Warrants outstanding - beginning of year	7,631,544	$0.404	241,030	$0.100
Warrants exercised	-	.000	-	0.000
Warrants granted	10,587,500	0.129	7,533,406	0.1700
Warrants expired	(28,138)	12.446	(142,892)	7.833

Warrants outstanding - end of year	18,190,906	$0.225	7,631,544	$0.404

Warrants price range at end of year	$0.10 - $60.00		$0.17 - $60.0

Warrants price for exercised shares	$ .00		$0.00
Warrants available for grant at end of year	N/A	N/A	N/A	N/A

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

OPTIONS AND WARRANTS, Continued

The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 2012

Range of Exercise Prices	Number Outstanding at December 31, 2012	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.10	7,500,000	58 Mo’s	$0.10	-
$0.17	7,533,406	106 Mo’s	$0.17	7,533,406	$0.17
$0.20	3,087,500	27 Mo’s	$0.20	-
$12.00	-		$12.00	25,000	$12.00
$16.00	62,500	84 Mo’s	$16.00	65,638	$16.00
$60.00	7,500	1 Mo’s	$60.00	7,500	$60.00
	18,190,906			7,631,544

Upon closing of the Second Equity Offering as defined in the Summary of Debt Reorganization and Financing dated July 14, 2011, management warrant grant in the amount of 5,344,356 were earned. The Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.17, exercise price of $0.17, volatility of 158.09%, term of 10 years, risk free rate of 2% and dividend rate of 0%. On October 6, 2011, the board of directors granted management additional warrants in the amount of 2,189,050. The Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.17, exercise price of $0.17, volatility of 157.64%, term of 10 years, risk free rate of 2% and dividend rate of 0%. Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was $457,500 and $1,280,679 in 2012 and 2011, respectively.

14. OPERATING LEASE COMMITMENTS

The Company leases office space in Paramus, NJ under an operating lease. The lease expired on November 30, 2012, and was negotiated on a month to month basis through March, 2013.

Net rent expense for the Company under operating leases for the years ended December 31, 2012 and 2011 was $37,928 and $56,119, respectively.

15. STOCK GRANTED FOR SERVICES

During 2012 the Company issued 11,395,000 shares of Common Stock valued at $2,239,000 and 20,500 shares of Convertible Series G Preferred Stock valued at $1,045,250 for services. During 2012, $2,714,170 was expensed. The value of the Common Stock is the fair market value on the date of issuance.

During 2012 the Company issued 1,142,514 shares of Common Stock valued at $265,301 for compensation. During 2012, $17,300 was expensed. The value of the Common Stock is the fair market value on the date of issuance.

During 2011 the Company issued 375,000 shares of Common Stock valued at $51,248 which represents Director fees in the amount of $30,000 and consulting services in the amount of $21,248. The value of the Common Stock is the fair market value on the date of issuance.

During 2011 the Company recorded consulting services expense in the amount of $255,000 relating to financial advisory services and professional athlete introductory services of which 6,000 Series G preferred shares were issued in the first quarter of 2013. The Company also recorded consulting services expense in the amount of $37,500 relating to professional athlete appearances of which 187,500 common stock shares are to be issued in the second quarter of 2013. These amounts appear in obligations to be settled in stock in the liability section of the balance sheet as of December 31, 2011.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

16. RELATED PARTY TRANSACTIONS

During 2012 and 2011, we also issued restricted stock awards to certain officers and directors, as follows:

Mr. Custodio received 125,000 shares of restricted Common Stock in 2011 for consideration of his director’s fees.

Mr. Sadowsky received 125,000 shares of restricted Common Stock in 2011 for consideration of his director’s fees.

Mr. James received a bonus of $25,000 in common stock upon the completion of debt conversion completed September 13, 2011 at the conversion rate of $0.20 per share or 125,000 shares of common stock. The shares of stock were issued in February 2012.

Refer to footnote 8 for affiliated debt transactions.

17. MAJOR CUSTOMERS

The Company had one customer that comprised approximately 57% of revenue for the year ended December 31, 2012. The Company had one customer that comprised approximately 80% of revenue for the year ended December 31, 2011.

18. LITIGATION

All legal matters contained within this Note to the Financial Statement have been accrued for on the Company’s balance sheet as a liability as of December 31, 2012.

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

19. SUBSEQUENT EVENTS

The Company received $2,209,715 on January 14, 2013 from the sale of the New Jersey Technology Business Tax Transfer Program.

In January 2013 the Company paid off $1,141,500 of principal for notes that were outstanding as of December 31, 2012.

In January 2013 the Company approved the issuance of 6,000,000 shares of common stock to certain officers and employees.

In January 2013 the Company bought the brands SlimTrim and Bikini Ready. The Company purchased these brands for cash consideration of $100,000 and 8,000 shares of Series G preferred.

In March 2013 the Company entered into a lease agreement for office space in Newark NJ. The future minimum lease payment for this three year lease are $37,800, $50,400, $50,400 and $12,600 for fiscal years ended December 31, 2013, 2014, 2015, and 2016, respectively.

