Form 10-Q
period 2013-03-31
INERGETICS INC
filed 2013-05-15
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

Commission file number 0-3338

INERGETICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-1558317
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

550 Broad Street, Suite 1212, Newark, NJ 07102

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

Yes ☐ No ☒

As of May 3, 2013, 47,957,103 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$93,271	$8,846
Receivable from the Technology Business Tax Certificate Transfer Program	-	2,209,715
Note receivable, current	2,127	-
Inventories, net	105,100	4,176
Prepaid expenses	259,454	522,041
Total Current Assets	459,952	2,744,778
Patents, net	4,798	4,942
Intangible assets	105,000	-
Goodwill	135,000	-
Note receivable, long term	3,553	-
Deposits	6,965	2,299
Total Assets	$715,268	$2,752,019

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,607,551	$2,846,181
Obligations to be settled in stock	1,151,525	564,500
Short-term debt, net of debt discount	993,508	1,144,375
Short-term debt – related parties	1,575,122	2,441,622
Customer Prepayments	39,970	39,970
Derivative liability	298,000	227,000
Total Current Liabilities	6,665,676	7,263,648
Long-term debt, net of debt discount	43,056	39,584
	6,708,732	7,303,232
Commitment and Contingencies

Preferred stock, Convertible Series G, authorized 200,000, par $1, stated Value $50: 167,776 and 150,938 shares issued and outstanding	7,729,365	7,147,465
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 47,957,103 and 48,707,103 shares, respectively	47,958	48,708
Additional paid-in capital	68,165,529	68,606,679
Accumulated Deficit	(82,131,361)	(80,549,110)
Total Stockholders’ Deficit	(13,722,829)	(11,698,678)
Total Liabilities and Stockholders’ Deficit	$715,268	$2,752,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Total Revenues	$6,775	$8,497
Cost of Goods Sold	4,770	5,209
Gross Profit	2,005	3,288

Research and development	-	36,698
Selling, general and administrative expense	1,391,896	925,639
Total operating expenses	1,391,896	962,337
Loss from Operations	(1,389,891)	(959,049)

Other Income (Expense)
Amortization of debt discount	(37,054)	(67,083)
Loss from warrants/derivatives issued with debt greater than debt carrying value	-	(452,000)
Gain (loss) on fair market valuation of derivatives	(71,000)	1,000
Interest and financing cost, net	(80,807)	(171,766)
Total Other Income (Expense)	(188,861)	(689,849)
Loss before Provision for Income taxes	(1,578,752)	(1,648,898)
State taxes	3,499	-
Net Loss	(1,582,251)	(1,648,898)
Preferred Dividend	441,900	148,850
Net Loss applicable to common shareholders	$(2,024,151)	$(1,797,748)

Net Loss per Common Share - Basic and Diluted	$(0.04)	$(0.06)

Weighted Average Number of common shares outstanding - Basic and Diluted	48,265,436	30,136,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(1,582,251)	$(1,648,898)
Adjustments to Reconcile Net Loss to
Net Cash used in Operations
(Gain) loss on fair market valuation of derivatives	71,000	(1,000)
Depreciation and amortization	144	144
Common Stock issued for financing expenses	-	109,033
Common Stock issued for services	42,000	853,992
Common Stock issued for compensation	450,600	-
Loss on issuance of convertible debt and warrants	-	452,000
Accretion of debt discount	37,054	67,083

Changes in Assets and Liabilities
Decrease in accounts receivable	-	225
Decrease in receivable from Technology Business Tax Certificate Transfer Program	2,209,715	-
(Increase) Decrease in inventories	(100,924)	38,810
Decrease in prepaid expenses	346,587	504,406
(Increase) in note receivable	(5,680)	-
(Increase) in deposits	(4,666)	-
Increase (decrease) in accounts payable and accrued expenses	(262,632)	256,232

Net Cash Provided (Used) in Operating Activities	1,200,947	(221,965)
Cash Flows from Investing Activities
Acquisition of intangible assets	(75,000)	-
Net Cash Used in Investing Activities	(75,000)	-

Cash Flows from Financing Activities
Proceeds from debt	130,000	260,000
Repayment of debt	(1,171,522)	(35,000)
Net Cash Provided (Used) by Financing Activities	(1,041,522)	225,000

Net Increase (decrease) in Cash	84,425	3,035
Cash at beginning of period	8,846	2,517
Cash at end of period	$93,271	$5,552

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$85,575	$-
Income Taxes	$3,499	$-

Non-cash
Convertible Preferred Stock G issued for prepaid services (12,000 shares)	$-	$556,500
Common Stock issued for prepaid services (600,000 and 3,644,357 shares)	$84,000	$963,026
Issuance of G shares as Preferred dividend (8,838 and 2,977 shares)	$441,900	$148,850
Prepaid expenses for liability of stock to be Issued for services (2,900,000 shares)	$-	$739,900
Issuance of 8,000 Preferred G shares for Business acquisition	$140,000	$-
Common stock issued for accrued expenses (2,125,000 shares)	$-	$380,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In 2010 the Company changed its name to Inergetics, Inc. Inergetics, Inc. (the Company or "Inergetics"), formerly Millennium Biotechnologies Group, Inc., is a holding company for its subsidiary Millennium Biotechnologies, Inc. ("Millennium").

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium’s principal source of revenue is from sales of its nutraceutical supplements, Resurgex Select® and Resurgex Essential™ and Resurgex Essential Plus™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. Millennium has developed Surgex for the sport nutritional market. The Company acquired Bikini Ready®, a leader in weight loss lifestyle solutions and SlimTrim™, the affordable, premium value diet brand. The Company’s efforts going forward will focus on sales of Surgex in powder and pill forms as well as powder and pills for Bikini Ready and pills for SlimTrim.

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2012 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Goodwill

Goodwill and other acquired intangible assets with indefinite lives are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is December 31. We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. Indefinite-lived intangibles consist of brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

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

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the three months ended March 31, 2013 and 2012 and has accumulated a deficit of approximately $82 million at March 31, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3.	BUSINESS ACQUISITION

On January 9, 2013, the Company entered into a definitive agreement pursuant to which it acquired, through its Millennium Biotechnologies, Inc. wholly-owned subsidiary, the trademark of Bikini Ready® and the brand SlimTrim™. Under the agreement the Company acquired the URL’s, formula and customer list. Under the terms of this agreement the Company paid $75,000 cash, 8,000 shares of Series G preferred stock valued at $140,000, and $25,000 contingent cash consideration that the Company expects to pay.

The transaction was accounted for as a business acquisition. The results from operations for the period from acquisition (January 9, 2013) to March 31, 2013 have been included in the Company’s condensed consolidated statement of operations. Pro forma information with respect to the acquisition are not included in these financial statements as the information is not material.

In accordance with generally accepted accounting principles, intangible assets are recorded at fair values as of the date of the transaction. The Company has preliminarily allocated the $240,000 consideration paid to the acquired assets as follows:

Intangible assets, trademarks	$100,000
Intangible assets, customer list	5,000
Goodwill	135,000
Fair value acquired	$240,000

Intangible assets with estimated useful lives are amortized over a 5 year period. The goodwill and trademarks are not amortized for financial statement purposes in accordance with generally accepted accounting principles.

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

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s SURGEX®, RESURGEX ESSENTIAL®, Bikini Ready® and SlimTrim™ product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	March 31,	December 31,
	2013	2012
Finished Goods	$26,035	$2,344
Work in Process	126,471	49,200
Raw Materials	-	-
Packaging	1,794	1,832
	154,300	53,376
Less: Reserve for losses	(49,200)	(49,200)
Total	$105,100	$4,176

6.	PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services and pro athlete endorsements.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012
Accounts payable	$1,012,867	$1,224,313
Accrued interest	663,295	669,035
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	590,623	612,712
Accrued professional fees	204,892	204,247
	$2,607,551	$2,846,181

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	CONVERTIBLE NOTES, NET OF DEBT DISCOUNT

In the first quarter of 2013, the Company realized gross proceeds of $130,000 in new cash. Repayment in the amount of $30,000 was made in January 2013. Proceeds from the sale of its 15.0% twelve month Unsecured Convertible Notes, in the aggregate original principal amount of $100,000 (the “Notes”) were sold to an accredited investor (the “Investor”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price of $.25 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

In connection with the newly issued debt the Company recorded a debt discount from the conversion option in the Notes of approximately $9,427.  The debt discount is being amortized over the life of the Debentures and is included in other income and expense. The holder will receive 125,000 shares of common stock valued at $25,000 which is included in the debt discount and gets amortized over the life of the loan.

Unsecured Notes, net debt discount, consist of the following:

	March 31,	December 31,
	2013	2012
Unsecured Convertible Notes	$1,144,353	$1,319,376
Debt discount	(107,789)	(135,417)
	1,036,564	1,183,959
Less long term portion	43,056	1,144,375
Short term portion	993,508	39,584

9.	SHORT TERM DEBT

The Secured Promissory Unit Notes issued in November 2009 with the principal amount outstanding of $152,747 and accrued interest of $79,449 as of March 31, 2013 are in default due to non-payment. The Secured Promissory Unit Notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	DERIVATIVE LIABILITY

Secured Convertible Notes Conversion Option

In 2012 the Company issued notes that are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.20 per share (the “Conversion Price.”)  The conversion feature was bifurcated from the Notes due to a down round provision in the terms of the conversion feature and accounted for as a derivative liability in the accompanying condensed balance sheet.

The Company recorded the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$67,000	-	-	$67,000
	$67,000	-	-	$67,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the three months ended March 31, 2013:

March 31,
2012

Balance at December 31, 2012	$49,000
Additions to derivative instruments	-
Change in fair market value of Conversion Feature	18,000
Balance at end of period – March 31, 2013	$67,000

The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2013	Inception

Number of shares	875,000	1,175,000
Conversion Price	.20	.20
Volatility	148.34 – 180.62%	197.70- 203.19%
Risk-free interest rate	2%	2%
Expected dividend yield	0%	0%
Life of Notes	5 to 23 months	18 to 36 months

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

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2012	Inception
Number of shares	2,150,000	2,462,500
Conversion Price	.20	.20
Volatility	147.64-180.62%	197.70- 203.19%
Risk-free interest rate	2%	2%
Expected dividend yield	0%	0%
Life of Warrants	24 months	36 months

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Warrants	$231,000	-	-	$231,000
	$231,000	-	-	$231,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three months ended March 31, 2013:

March 31,
2013
Balance at December 31, 2012	$178,000
Change in fair market value of Warrants	53,000
Balance at end of period – March 31, 2013	$231,000

11.	PREFERRED DIVIDEND

The Series G Preferred pays a dividend, quarterly, at an annual rate of 10% (as a percentage of the Stated Value per share) payable in G Preferred based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date. The amount of the dividend paid during the quarter ended March 31, 2013 and 2012 was $441,900 and $148,850, respectively.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	WARRANTS

Warrant activity for the three months ended March 31, 2012 is as follows:

		Weighted
		Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Contractual Term	Value
Outstanding at December 31, 2012	18,190,906	$0.225	1 Mo’s – 106 Mo’s	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Expired or cancelled	(320,000)	1.60	-	-

Outstanding and exercisable at March 31, 2013	17,870,906	$0.201	24 Mo’s – 103 Mo’	$187,500

13.	COMMITMENTS AND CONTINGENCIES

The Company entered into a license agreement with minimum royalty payments totaling $1,800,000, $2,100,000, $2,700,000, $3,200,000, and $3,800,000 for each of the years ended 2014, 2015, 2016, 2017, and 2018, respectively.

14.	SUBSEQUENT EVENTS

During the second quarter of 2013 a Secured Promissory Unit Note issued in November 2009 in the principal amount of $67,021 plus accrued interest converted their liability into Series G Preferred Stock at the underlying common stock price of $0.20 per share.

During the second quarter of 2013 the Company issued to Seahorse Enterprises, LLC notes in the amount of $350,000 that bears interest at the annual rate of 15%. The note matures nine months from the funding of the notes. The holder received a one time origination fee of $87,500 payable in common stock at the conversion price of $0.20 per share.

During the second quarter of 2013 the Company issued to accredited investors three notes totaling the amount of $300,000 that bears interest at the annual rate of 15%. The note matures nine months from the funding of the notes. The holder of each note received a one time origination fee of $25,000 payable in common stock at the conversion price of $0.20 per share.

During the second quarter of 2013 the Company entered into a multi-year licensing agreement with Martha Stewart Living Omnimedia Inc. The Company will manufacture and distribute a line of six specially crafted supplements to support good health into the retail channel.

In May 2013 the Company paid $450,000 in connection with the minimum royalty payments.

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

Results of Operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011:

Total revenues generated from the sales of Surgex™, Bikini Ready® and SlimTrim™ for the quarter ended March 31, 2013 totaled $6,775, a decrease of 20% from the quarter ended March 31, 2012 which totaled $8,497. The primary reason for the decrease was due to the Company’s introduction of the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the quarter ended March 31, 2013. The introduction of these brands are expected to start showing revenue in third quarter of 2013.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the quarter ended March 31, 2013 amounted to $2,005 for a 30% gross margin. Gross profit decreased $1,283 or 39% for the quarter ended March 31, 2013 compared to $3,288 for the quarter ended March 31, 2012.  The decrease in gross profit is a result of lower revenue.

After selling, general and administrative expenses of $1,391,896, the Company realized an operating loss of $1,389,891 for the quarter ended March 31, 2013.  Operating losses of $1,389,891 increased $430,842 or 45% as compared to the first quarter of 2012 operating loss of $962,337.  The majority of the increase was due to compensation in the amount of $494,258 associated more five more employees in 2013 and common stock to be issued for wages.

Non-operating expenses totaled $188,861 for the quarter ended March 31, 2013 a decrease of 73% or $500,988 as compared to $689,849 for the quarter ended March 31, 2012.  The decrease in non-operating expenses of $500,988 was due to the prior year’s loss associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $452,000 offset by a decrease of $30,029 from the reduction of amortization of debt discount and a reduction in interest expense of $90,959 due to less debt outstanding.

The net result for the quarter ended March 31, 2013 was a loss of $2,024,151 or $0.04 per share which included a preferred dividend on the Series G stock in the amount of $441,900, compared to a loss of $1,797,748 or $0.06 per share for the first quarter of 2012. The net loss for the first quarter of 2013 increased by $226,403 or 13% as compared to the first quarter of 2012, primarily due to an increase in selling, general and administrative expenses and loss incurred in the issuance of convertible debt and warrants. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Estimates

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

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company. The Company has been operating with negative cash flows for the past 12 years.

The Company incurred substantial net losses for the three months ended March 31, 2013 and the year ended December 31, 2012 and has accumulated a deficit of $82,131,361 at March 31, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company collected $2,209,715 in January 2013 under the New Jersey Technology Business Tax Certificate Transfer Program. The Company was approved for $5,187,471 in 2012 but was allocated $2,209,715. The Company will reapply to the program for the funding it did not receive along with the New Jersey Net Operating Loss generated in 2012. The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the three months of 2013, the Company obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $130,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $6,205,724.  During the first three months of 2013 the Company obtained new financing sufficient to fund ongoing working capital requirements through June 2013.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the March 31, 2013, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 and March 31, 2013:

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3 Defaults Upon Senior Securities

See Note 8 to the Consolidated Financial Statements in Part I above.

Item 4 Removed and Reserved

Item 5 Other Information

On May 7, 2013, the Company entered into a multi-year licensing agreement with Martha Stewart Living Omnimedia Inc. The Company will manufacture and distribute Martha Stewart NaturalsTM, a line of six specially crafted supplements to support good health into the retail channel. The Company anticipates that the line will be available at retailers and drug stores starting in the Fall of 2013.

Item 6 a) Exhibits

10.1	License and Promotion Agreement by and between Martha Stewart Living Omnimedia, Inc. and Inergetics, Inc. dated May 7, 2013.

31.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: May 15, 2013	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

