Form 10-Q
period 2013-06-30
INERGETICS INC
filed 2013-08-14
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2013

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

Yes ☐ No ☒

As of August 5, 2013, 56,687,921 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$1,811	$8,846
Accounts receivable, net	55,971	-
Receivable from the Technology Business Tax Certificate Transfer Program	-	2,209,715
Note receivable, short term portion	2,186	-
Inventories, net	142,473	4,176
Prepaid expenses	729,241	522,041
Total Current Assets	931,682	2,744,778
Patents, net	4,654	4,942
Intangible assets, net	145,524	-
Goodwill	135,000	-
Note receivable, long term portion	2,942	-
Deposits	6,965	2,299
Total Assets	$1,226,767	$2,752,019
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,868,752	$2,846,181
Obligations to be settled in stock	898,363	564,500
Customer Prepayments	-	39,970
Derivative liability	263,000	227,000
Short-term debt, net of debt discount	1,283,453	1,144,375
Short-term debt – related parties, net of debt discount	2,155,187	2,441,622
Total Current Liabilities	7,468,755	7,263,648
Long-term debt, net of debt discount	53,472	39,584
	7,522,227	7,303,232
Commitment and Contingencies
Preferred stock, Convertible Series G, authorized 200,000, par $1, stated Value $50: 167,820 and 150,938 shares issued and outstanding	7,729,553	7,147,465
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 56,687,921 and 48,707,103 shares, respectively	56,688	48,708
Additional paid-in capital	68,787,312	68,606,679
Accumulated Deficit	(83,064,058)	(80,549,110)
Total Stockholders’ Deficit	(14,025,013)	(11,698,678)
Total Liabilities and Stockholders’ Deficit	$1,226,767	$2,752,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total Revenues	$66,667	$12,684	$73,442	$21,181
Cost of Goods Sold	50,475	8,195	55,245	13,404
	16,192	4,489	18,197	7,777

Research and development cost	-	8,880	-	45,578
Selling, general and administrative expenses	866,787	1,481,940	2,258,683	2,407,579
Total operating expenses	866,787	1,490,820	2,258,683	2,453,157

Loss from Operations	(850,595)	(1,486,331)	(2,240,486)	(2,445,380)

Other Income (Expense)
Amortization of debt discount	(45,078)	(48,778)	(82,132)	(115,861)
Gain on extinguishment of debt	46,978	-	46,978	-
Loss from warrants / derivatives issued with debt greater than debt carrying value	-	(284,000)	-	(736,000)
Gain (loss) on fair market valuation of derivatives	35,000	465,000	(36,000)	466,000
Interest and financing cost, net	(118,502)	(116,540)	(199,309)	(288,306)
Total Other Income (Expense)	(81,602)	15,682	(270,463)	(674,167)
Loss before Provision for Income taxes	(932,197)	(1,470,649)	(2,510,949)	(3,119,547)

Provision for Income Taxes	(500)	-	(3,999)	-
Net loss	(932,697)	(1,470,649)	(2,514,948)	(3,119,547)
Preferred Dividend	(302,000)	(278,450)	(743,900)	(427,300)

Net Loss applicable to common shareholders	$(1,234,697)	$(1,749,099)	$(3,258,848)	$(3,546,847)

Net Loss per Common Share Basic and Diluted	$(0.02)	$(0.05)	$(0.06)	$(0.10)

Weighted Average Number of Common Shares Outstanding – Basic And Diluted	53,022,927	34,748,689	50,657,324	32,442,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(2,514,948)	$(3,119,547)
Adjustments to Reconcile Net Loss to
Net Cash Provided By (Used In) Operations
Loss (gain) on fair market valuation of derivatives	36,000	(466,000)
Depreciation and amortization	763	288
Common Stock issued for financing expenses	-	113,226
Common Stock issued for services	59,500	1,571,285
Common stock issued for compensation	450,600	-
Gain on extinguishment of debt	(46,978)	-
Loss on issuance of convertible debt and warrants	-	736,000
Accretion of debt discount	82,132	115,861

Changes in Assets and Liabilities
(Increase) in accounts receivable	(55,971)	(3,086)
Decrease in receivable from Technology Business Tax Certificate Transfer Program	2,209,715	-
(Increase) Decrease in inventories	(138,297)	49,706
(Increase) Decrease in prepaid expenses	22,073	26,444
(Increase) in note receivable	(5,128)	-
(Increase) of intangible assets	(41,000)	-
(Increase) in deposits	(4,666)	-
Increase in accounts payable and accrued expenses	22,572	356,620
(Decrease) in customer deposits	(39,970)	-

Net Cash Provided By (Used In) Operating Activities	36,397	(619,203)

Cash Flows from Investing Activities
Acquisition of business	(75,000)	-
Net Cash Used in Investing Activities	(75,000)	-

Cash Flows from Financing Activities
Proceeds from debt	1,203,090	546,000
Proceeds from Preferred stock	-	135,000
Repayment of debt	(1,171,522)	(35,000)
Net Cash Provided by Financing Activities	31,568	646,000

Net Increase (decrease) in Cash	(7,035)	26,797
Cash at beginning of period	8,846	2,517
Cash at end of period	$1,811	$29,314

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$85,575	$-
Income Taxes	$3,999	$-

Non-cash
Convertible Preferred Stock G issued for prepaid services (20,500 shares)	$-	$1,042,250
Common Stock issued for prepaid services (6,737,500 shares)	$-	$1,649,451
Issuance of G shares as Preferred dividend (14,878 and 8,546 shares)	$743,900	$427,300
Prepaid expenses for liability of stock to be Issued for services (3,550,000 shares)	$-	$824,500
Issuance of G shares for Business Acquisition	$140,000	$-
Common stock issued for accrued expenses (2,125,000 shares)	$-	$380,000

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2012 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

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

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured.

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

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the six months ended June 30, 2013 and 2012 and has accumulated a deficit of approximately $83 million at June 30, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3.	BUSINESS ACQUISITION

On January 9, 2013 (the “Acquisition date”), the Company entered into a definitive agreement pursuant to which it acquired, through its Millennium Biotechnologies, Inc. wholly-owned subsidiary, the trademark of Bikini Ready® and the brand SlimTrim™. Under the agreement the Company acquired the URL’s, formula and customer list. Under the terms of this agreement the Company paid $75,000 cash, 8,000 shares of Series G preferred stock valued at $140,000 and $25,000 contingent cash consideration that the Company expects to pay.

The transaction was accounted for as a purchase business combination. The results from operations for the period from acquisition date to June 30, 2013 have been included in the Company’s condensed consolidated statement of operations. Pro forma information with respect to the acquisition are not included in these financial statements as the information is not material.

In accordance with generally accepted accounting principals, intangible assets are recorded at fair values as of the date of the transaction. The Company’s preliminarily allocation to identifiable intangible assets and liabilities according to their respective fair values, which may be adjusted upon finalization of the valuation of net assets acquired, is as follows:

Intangible assets, trademarks	$100,000
Intangible assets, customer list	5,000
Goodwill	135,000
Purchase Price	$240,000

Intangible assets with estimated useful lives are amortized over a 5 year period. The goodwill is not amortized for financial statement purposes in accordance with generally accepted accounting principles.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s SURGEX®, RESURGEX ESSENTIAL®, Bikini Ready® and SlimTrim™ product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	June 30,	December 31,
	2013	2012
Finished Goods	$108,421	$2,344
Work in Process	32,258	49,200
Raw Materials	-	-
Packaging	1,794	1,832
	142,473	53,376
Less: Reserve for obsolescence	-	(49,200)
Total	$142,473	$4,176

6. PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and licensing agreements.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2013	2012
Accounts payable	$1,207,102	$1,224,313
Owed to officer	10,050	-
Accrued interest	701,712	669,035
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	609,122	612,712
Accrued professional fees	204,892	204,247
	$2,868,752	$2,846,181

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. SHORT TERM DEBT, NET OF DEBT DISCOUNT

In the first half of 2013, the Company realized gross proceeds of $530,000 in new cash. Repayment in the amount of $30,000 was made in January 2013. Proceeds from the sale of its 15.0% twelve month Unsecured Convertible Notes, in the aggregate original principal amount of $500,000 (the “Notes”) to accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investors into shares of Common Stock at the Conversion Price of $.20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

Unsecured Notes, net debt discount, consist of the following:

	June 30,	December 31,
	2013	2012
Unsecured Convertible Notes	$1,477,333	$1,319,376
Debt discount	(140,408)	(135,417)
	1,336,925	1,183,959
Less long term portion	53,472	1,144,375
Short term portion	$1,283,453	$39,584

The Company recorded a debt discount from the conversion option in the Notes of approximately $72,813.  The debt discount is being amortized over the life of the Debentures and is included in other income and expense. The holders will receive 625,000 shares of common stock valued at $125,000 which is included in interest and financing expense in the accompanying income statements as a one-time origination fee.

Gain on Troubled Debt Restructuring

The Company entered into restructuring agreements with an accredited investor. Due to the Company’s inability to repay debt, the debtholder chose to grant concessions to the Company. In accordance with ASC 470 “Debt” the Company treated the following transaction as troubled debt restructuring.

At December 31, 2012, the Company had Unit Notes issued to the accredited investor with an outstanding balance of $67,021, which were in default and due on demand. In April 2013, the Company reached an agreement with the investor to convert this debt into Series G Preferred in full settlement of the note plus interest. The Series G preferred are convertible into 250 shares of common stock. At the date of conversion the debt payable and accrued interest was $102,166. The debt and accrued interest of $102,166 was converted into 2,044 shares of Series G preferred valued at $102,200 which exceeded the fair market value by $46,978. The difference resulted in a gain on troubled debt restructuring of $46,978 has been included in the Statement of Operations in the six and three months ended June 30, 2013. The gain incurred with debt restructuring approximates $0.00 per share.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM DEBT, Continued

The Secured Promissory Unit Note issued in November 2009 with the principal amount outstanding of $85,726 and accrued interest of $48,233 as of June 30, 2013 is in default due to non-payment. The Secured Promissory Unit Note and interest accrued thereon is repayable in five quarterly installments beginning 18 months after issue.

9. SHORT TERM DEBT – RELATED PARTIES, NET OF DEBT DISCOUNT

In the first half of 2013, the Company realized gross proceeds of $673,090 in new cash. Proceeds from the sale of its 12.0% and 15.0% twelve month Unsecured Convertible Notes, in the aggregate original principal amount of $673,090 (the “Notes”) to an accredited investor (the “Investor”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of the Investor into shares of Common Stock at the Conversion Price of $.20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

The Company recorded a debt discount from the conversion option in the Notes of approximately $93,025.  The debt discount is being amortized over the life of the notes and is included in other income and expense. The holder will receive 750,000 shares of common stock valued at $155,000 and 220 shares of Series G preferred stock valued at $11,000.

10. DERIVATIVE LIABILITY

Secured Convertible Notes Conversion Option

In 2012, the Company issued notes that are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.20 per share (the “Conversion Price.”)  The conversion feature was bifurcated from the Notes due to a down round provision in the terms of the conversion feature and accounted for as a derivative liability in the accompanying condensed balance sheet.

The Company recorded the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$55,000	-	-	$55,000
	$55,000	-	-	$55,000

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the six months ended June 30, 2013:

June 30,
2013
Balance at December 31, 2012	$49,000
Additions to derivative instruments	-
Change in fair market value of Conversion Feature	6,000
Balance at June 30, 2013	$55,000

The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

June 30, 2013

Number of shares	875,000
Conversion Price	.20
Volatility	117.79 – 132.70%
Risk-free interest rate	2%
Expected dividend yield	0%
Life of Notes	2 to 20 months

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

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

June 30, 2013
Number of shares	2,150,000
Conversion Price	.20
Volatility	130.62-135.74%
Risk-free interest rate	2%
Expected dividend yield	0%
Life of Warrants	21 months

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Warrants	$208,000	-	-	$208,000
	$208,000	-	-	$208,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities Derivative Liability - Warrant for the six months ended June 30, 2013:

June 30,
2013
Balance at December 31, 2012	$178,000
Canceled warrants	(19,000)
Change in fair market value of Warrants	49,000

Balance at June 30, 2013	$208,000

11. PREFERRED DIVIDEND

The Series G Preferred pays a dividend, quarterly, at an annual rate of 10% (as a percentage of the Stated Value per share) payable in G Preferred based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date. The amount of the dividend paid during the six months ended June 30, 2013 and 2012 was $743,900 and $427,300, respectively. The amount of the dividend paid during the quarter ended June 30, 2013 and 2012 was $302,000 and $278,450, respectively.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. WARRANTS

Warrant activity for the six months ended June 30, 2013 is as follows:

		Weighted
		Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Contractual Term In Months	Value
Outstanding at December 31, 2012	18,190,906	$0.225	1 – 106	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Expired or cancelled	(7,500)	60.00	-	-

Outstanding and exercisable at June 30, 2013	18,183,406	$0.201	21 – 101	$300,000

13. COMMITMENTS AND CONTINGENCIES

The Company entered into a license agreement with minimum royalty payments totaling $1,800,000, $2,100,000, $2,700,000, $3,200,000 and $3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $450,000 was paid as of June 30, 2013.

14.	SUBSEQUENT EVENTS

During the third quarter of 2013 the Company issued to Seahorse Enterprises, LLC notes in the amount of $975,000 that bears interest at the annual rate of 15%. The note matures seven months from the funding of the notes. The holder received a one-time origination fee of $243,750 payable in common stock.

During the third quarter of 2013 the Company issued to Seahorse Enterprises, LLC notes in the amount of $628,598 that bears interest at the annual rate of 12%. The note matures seven months from the funding of the notes. The holder received a one-time origination fee of $79,350 payable in Series G Preferred stock.

During the third quarter of 2013 the Company has shipped in excess of $1.4 million of product to retail chain stores.

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

Results of Operations for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012:

Total revenues generated from the sales of Surgex™, Bikini Ready® and SlimTrim™ for the quarter ended June 30, 2013 totaled $66,667, a increase of 426% from the quarter ended June 30, 2012 which totaled $12,684. The primary reason for the increase was due to the Company’s introduction of the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the quarter ended June 30, 2013. The introduction of these brands continues to show growth into the third quarter of 2013.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the quarter ended June 30, 2013 amounted to $16,192 for a 24% gross margin. Gross profit increased $11,703 or 261% for the quarter ended June 30, 2013 compared to $4,489 for the quarter ended June 30, 2012.  The increase in gross profit is a result of higher revenue in the quarter ended June 30, 2013.

After selling, general and administrative expenses of $866,787, the Company realized an operating loss of $850,595 for the quarter ended June 30, 2013.  Operating losses of $850,595 decreased $635,736 or 43% as compared to the second quarter of 2012 operating loss of $1,486,331.  The majority of the decrease was due to reduction in other professional fees in the amount of $964,646 offset by an increase in employee compensation and benefits in the amount of $135,586 and increased royalty expense of $161,194.

Non-operating expenses totaled $81,602 for the quarter ended June 30, 2013 an increase of 620% or $97,284 as compared to income of $15,682 for the quarter ended June 30, 2012.  The increase in non-operating expenses of $97,284 was due to the prior year’s gain associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $430,000 offset by a decrease of $284,000 from the loss from issuance of convertible debt. There was an increase in interest expense of $1,962 due to more debt outstanding.

The net result for the quarter ended June 30, 2013 was a loss of $1,234,697 or $0.02 per share which included a preferred dividend on the Series G stock in the amount of $302,000, compared to a loss of $1,749,099 or $0.05 per share for the second quarter of 2012. The net loss for the second quarter of 2013 decreased by $514,402 or 29% as compared to the second quarter of 2012, primarily due to an decrease in selling, general and administrative expenses and gain incurred in the fair market valuation of derivatives. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

Total revenues generated from the sales of Surgex™, Bikini Ready® and SlimTrim™ for the six months ended June 30, 2013 totaled $73,442, a increase of 247% from the six months ended June 30, 2012 which totaled $21,181. The primary reason for the increase was due to the Company’s introduction of the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the six months ended June 30, 2013. The introduction of these brands continues to show growth into the third quarter of 2013.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the six months ended June 30, 2013 amounted to $18,197 for a 25% gross margin. Gross profit increased $10,420 or 134% for the six months ended June 30, 2013 compared to $7,777 for the six months ended June 30, 2012.  The increase in gross profit is a result of higher revenue in the six months ended June 30, 2013.

After selling, general and administrative expenses of $2,258,683, the Company realized an operating loss of $2,240,486 for the six months ended June 30, 2013.  Operating losses of $2,240,486 decreased $204,894 or 8% as compared to the six months of 2012 operating loss of $2,445,380.  The majority of the decrease was due to reduction in other professional fees in the amount of $1,081,807 offset by an increase in employee compensation and benefits in the amount of $711,571 and increased royalty expense of $161,194.

Non-operating expenses totaled $270,463 for the six months ended June 30, 2013 a decrease of 60% or $403,704 as compared to expense of $674,167 for the six months ended June 30, 2012.  The decrease in non-operating expenses of $403,704 was due to the prior year’s gain associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $502,000 offset by a decrease of $736,000 from the loss from issuance of convertible debt. There was a decrease in interest expense of $88,997 due to less debt outstanding.

The net result for the six months ended June 30, 2013 was a loss of $3,258,848 or $0.06 per share which included a preferred dividend on the Series G stock in the amount of $743,900, compared to a loss of $3,546,847 or $0.10 per share for the six months of 2012. The net loss for the six months of 2013 decreased by $287,999 or 8% as compared to the six months of 2012, primarily due to an decrease in selling, general and administrative expenses and gain incurred in the fair market valuation of derivatives. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the six months ended June 30, 2013 and the year ended December 31, 2012 and has accumulated a deficit of $83,064,058 at June 30, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the six months of 2013, the Company obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $1,203,090.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $6,537,073.  During the first six months of 2013 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. The Company entered into a license agreement with minimum royalty payments totaling $1,800,000, $2,100,000, $2,700,000, $3,200,000 and $3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $450,000 was paid as of June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective, as of the June 30, 2013, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A Risk Factors

Not Applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

See Note 3 and Note 8 to the Condensed Consolidated Financial Statements in Part I above.

Item 3 Defaults Upon Senior Securities

See Note 8 to the Condensed Consolidated Financial Statements in Part I above.

Item 4 Mine Safety Disclosures

Not Applicable

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

INERGETICS, INC.

Date: August 14, 2013	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

