Form 10-Q
period 2013-09-30
INERGETICS INC
filed 2013-11-14
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2013

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
Yes  ☐ No   ☒

As of November 12, 2013, 61,850,448 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I - Item 1
INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$975,062	$8,846
Accounts receivable, net	844,321	-
Receivable from the Technology Business Tax Certificate Transfer Program	-	2,209,715
Deferred cost of goods sold	607,806	-
Inventories, net	320,911	4,176
Prepaid expenses	598,524	522,041
Total Current Assets	3,346,624	2,744,778
Patents, net	4,511	4,942
Intangible assets, net	145,274	-
Goodwill	135,000	-
Deposits	424,165	2,299
Total Assets	$4,055,574	$2,752,019
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$4,547,201	$2,846,181
Deferred Revenue	1,358,186	-
Obligations to be settled in stock	695,309	564,500
Customer Prepayments	-	39,970
Derivative liability	163,000	227,000
Short-term debt, net of debt discount	1,282,979	1,144,375
Short-term debt – related parties, net of debt discount	4,105,606	2,441,622
Total Current Liabilities	12,152,281	7,263,648
Long-term debt, net of debt discount	63,889	39,584
	12,216,170	7,303,232
Commitments and Contingencies
Preferred stock, Convertible Series G, authorized 200,000, par $1, stated Value $50: 182,158 and 150,938 shares issued and outstanding	8,306,843	7,147,465
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 59,594,996 and 48,707,103 shares, respectively	59,595	48,708
Additional paid-in capital	69,025,650	68,606,679
Accumulated Deficit	(85,747,729)	(80,549,110)
Total Stockholders’ Deficit	(16,467,439)	(11,698,678)
Total Liabilities and Stockholders’ Deficit	$4,055,574	$2,752,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total Revenues	$203,348	$9,199	$276,790	$30,381
Cost of Goods Sold	228,117	6,993	283,362	20,396
	(24,769)	2,206	(6,572)	9,985

Research and development cost	5,807	-	5,807	45,578
Selling, general and administrative expenses	2,209,577	1,212,990	4,468,260	3,620,571
Total operating expenses	2,215,384	1,212,990	4,474,067	3,666,149

Loss from Operations	(2,240,153)	(1,210,784)	(4,480,639)	(3,656,164)

Other Income (Expense)
Amortization of debt discount	(165,271)	(64,181)	(247,403)	(180,042)
Gain on extinguishment of debt	-	-	46,978	-
Loss from warrants / derivatives issued with debt greater than debt carrying value	-	-	-	(736,000)
Gain on fair market valuation of derivatives	100,000	122,000	64,000	588,000
Interest and financing cost, net	(376,747)	(183,574)	(576,056)	(471,881)
Total Other Income (Expense)	(442,018)	(125,755)	(712,481)	(799,923)
Loss before Provision for Income taxes	(2,682,171)	(1,336,539)	(5,193,120)	(4,456,087)

Provision for Income Taxes	(1,500)	-	(5,499)	-
Net loss	(2,683,671)	(1,336,539)	(5,198,619)	(4,456,087)
Preferred Dividend	(374,900)	(312,150)	(1,118,800)	(739,450)

Net Loss applicable to common shareholders	$(3,058,571)	$(1,648,689)	$(6,317,419)	$(5,195,537)

Net Loss per Common Share Basic and Diluted	$(0.05)	$(0.04)	$(0.12)	$(0.15)

Weighted Average Number of Common Shares Outstanding – Basic And Diluted	58,692,339	41,480,080	53,365,095	35,477,027

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(5,198,619)	$(4,456,087)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operations
(Gain) on fair market valuation of derivatives	(64,000)	(588,000)
Depreciation and amortization	1,158	432
Common Stock issued for financing expenses	16,026	150,226
Preferred Stock issued for financing expenses	-	96,000
Common Stock issued for services	269,600	136,700
Common stock issued for compensation	450,600	-
Amortization of Prepaid expenses paid for in stock	-	2,087,035
Gain on extinguishment of debt	(46,978)	-
Loss on issuance of convertible debt and warrants	-	736,000
Accretion of debt discount	247,403	180,042
Warrants issued for compensation	73,800	-
Change in inventory and receivables reserve	-	2,700

Changes in Assets and Liabilities
(Increase) in accounts receivable	(844,321)	(362)
Decrease in receivable from Technology Business Tax Certificate Transfer Program	2,209,715	-
(Increase) Decrease in inventories	(316,735)	76,135
(Increase) in deferred cost of goods sold	(607,806)	-
Decrease in prepaid expenses	239,837	150,213
(Increase) of intangible assets	(41,000)	-
(Increase) in deposits	(421,866)	-
Increase in accounts payable and accrued expenses	1,701,020	519,409
Increase in deferred Revenue	1,358,186	-
(Decrease) in customer deposits	(39,970)	-

Net Cash Used In Operating Activities	(1,013,950)	(909,557)

Cash Flows from Investing Activities
Acquisition of business	(100,000)	-
Net Cash Used in Investing Activities	(100,000)	-

Cash Flows from Financing Activities
Proceeds from debt	3,331,688	810,000
Proceeds from Preferred stock	-	135,000
Repayment of debt	(1,251,522)	(35,000)
Net Cash Provided by Financing Activities	2,080,166	910,000

Net Increase in Cash	966,216	443
Cash at beginning of period	8,846	2,517
Cash at end of period	$975,062	$2,960

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$85,575	$-
Income Taxes	$5,499	$-

Non-cash
Convertible Preferred Stock G issued for prepaid services (20,500 shares)	$-	$1,045,250
Common Stock issued for prepaid services (8,037,500 shares)	$-	$1,902,451
Issuance of G shares as Preferred dividend (22,376 and 14,789 shares)	$1,118,800	$739,450
Change in liability of stock to be Issued	$130,809	$217,000
Issuance of G shares for Business Acquisition	$140,000	$-
Common stock issued for accrued expenses (2,125,000 shares)	$-	$380,000

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

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium’s principal source of revenue is from sales of its nutraceutical supplements, Resurgex Select® and Resurgex Essential™ and Resurgex Essential Plus™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. Millennium has developed Surgex for the sport nutritional market. The Company acquired Bikini Ready®, a leader in weight loss lifestyle solutions and SlimTrim™, the affordable, premium value diet brand. The Company has a licensing agreement to sell the Martha Stewart Essentials line of supplements.  The Company’s efforts going forward will focus on sales of Martha Stewart Essentials™ line of supplements, Surgex in powder and pill forms as well as powder and pills for Bikini Ready and pills for SlimTrim.

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

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).  Upon shipment to various customers when all performance obligations are met and collectability is reasonably assured revenue is recognized.  Upon shipment to specific customers with the right of return the Company defers revenues as returns are not reasonably estimable.  As of September 30, 2013, deferred revenue totaled $1,358,186.

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue consists substantially of amounts billed or payments received in advance of revenue recognition. Deferred cost of goods sold as of September 30, 2013 of $607,806, related to deferred product revenues includes direct product costs. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of goods sold are recognized.

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

2 . GOING CONCERN AND LIQUIDITY ISSUES

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the nine months ended September 30, 2013 and 2012 and has accumulated a deficit of approximately $86 million at September 30, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3.	BUSINESS ACQUISITION

On January 9, 2013 (the “Acquisition date”), the Company entered into a definitive agreement pursuant to which it acquired, through its Millennium Biotechnologies, Inc. wholly-owned subsidiary, the trademark of Bikini Ready® and the brand SlimTrim™. Under the agreement the Company acquired the URL’s, formula and customer list. Under the terms of this agreement the Company paid $100,000 cash and 8,000 shares of Series G preferred stock valued at $140,000.

The transaction was accounted for as a purchase business combination. The results from operations for the period from acquisition date to September 30, 2013 have been included in the Company’s condensed consolidated statement of operations. Pro forma information with respect to the acquisition are not included in these financial statements as the information is not material.

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

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s Martha Stewart Essentials, SURGEX®, RESURGEX ESSENTIAL ®, Bikini Ready® and SlimTrim™ product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Finished Goods	$267,963	$2,344
Work in Process	-	49,200
Packaging	52,948	1,832
	320,911	53,376
Less: Reserve for obsolescence	-	(49,200)
Total	$320,911	$4,176

6. PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and licensing agreements.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2013	2012
Accounts payable	$2,643,256	$1,224,313
Owed to officer	10,050	-
Accrued interest	837,039	669,035
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	726,784	612,712
Accrued professional fees	194,198	204,247
	$4,547,201	$2,846,181

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. SHORT TERM DEBT, NET OF DEBT DISCOUNT

In the first nine months of 2013, the Company realized gross proceeds of $555,000 in new cash. Repayment in the amount of $30,000 was made in January 2013. Proceeds from the sale of its 15.0% twelve month Unsecured Convertible Notes, in the aggregate original principal amount of $525,000 (the “Notes”) to accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investors into shares of Common Stock at the Conversion Price of $.20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

Unsecured Notes, net debt discount, consist of the following:

	September 30,	December 31,
	2013	2012
Unsecured Convertible Notes	$1,450,333	$1,319,376
Debt discount	(103,465)	(135,417)
	1,346,868	1,183,959
Less long term portion	63,889	1,144,375
Short term portion	$1,282,979	$39,584

The Company issued 656,250 shares of common stock for origination fees during the nine months ended September 30, 2013 and recorded a debt discount of $76,305.

Gain on Troubled Debt Restructuring

The Company entered into restructuring agreements with an accredited investor. Due to the Company’s inability to repay debt, the debtholder chose to grant concessions to the Company. In accordance with ASC 470 “Debt” the Company treated the following transaction as troubled debt restructuring.

At December 31, 2012, the Company had Unit Notes issued to the accredited investor in November 2009 with an outstanding balance of $67,021, which were in default and due on demand. In April 2013, the Company reached an agreement with the investor to convert this debt into Series G Preferred in full settlement of the note plus interest. The Series G preferred are convertible into 250 shares of common stock. At the date of conversion the debt payable and accrued interest was $102,166. The debt and accrued interest of $102,166 was converted into 2,044 shares of Series G preferred valued at $102,200 which exceeded the fair market value by $46,978. The difference resulted in a gain on troubled debt restructuring of $46,978 has been included in the Statement of Operations in the nine months ended September 30, 2013. The gain incurred with debt restructuring approximates $0.00 per share.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM DEBT, Continued

The Secured Promissory Unit Note issued in November 2009 with the principal amount outstanding of $85,726 and accrued interest of $51,876 as of September 30, 2013 is in default due to non-payment. The Secured Promissory Unit Note in the original amount of $85,726 and interest accrued thereon was originally repayable in five quarterly installments beginning 18 months after issue.

9. SHORT TERM DEBT – RELATED PARTIES, NET OF DEBT DISCOUNT

In the first nine months of 2013, the Company realized gross proceeds of $2,776,688 in new cash. Proceeds from the sale of its 12.0% and 15.0% twelve month Unsecured Convertible Notes and Secured Promissory Notes, in the aggregate original principal amount of $2,776,688 (the “Notes”) to an accredited investor (the “Investor”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The Company may prepay the Notes at any time without penalty to the Investors.

The Company issued 2,093,750 shares of common stock and 4,307 shares of Series G preferred stock for origination fees during the nine months ended September 30, 2013 and recorded a debt discount of $385,349.

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

The Company recorded the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$32,000	-	-	$32,000
	$32,000	-	-	$32,000

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the nine months ended September 30, 2013:

September 30,
2013
Balance at December 31, 2012	$49,000
Additions to derivative instruments	-
Change in fair market value of Conversion Feature	(17,000)
Balance at September 30, 2013	$32,000

The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

September 30, 2013

Number of shares	625,000
Conversion Price	.20
Volatility	123.00 – 125.62%
Risk-free interest rate	2%
Expected dividend yield	0%
Life of Notes	18 months

Warrant Liability

In connection with the issuance of the Notes, the Company issued warrants to purchase up to 2,625,000 shares of Common Stock (the “Warrants”).  The Warrants are exercisable for a 36 month period of time since the date of issuance and have an exercise price of $0.20 per share (the “Exercise Price”).

The Warrants provide for anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price. The Company accounts for the Warrants as derivative liabilities in the accompanying condensed balance sheet.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

September 30, 2013
Number of shares	2,625,000
Conversion Price	.20
Volatility	120.60-126.70%
Risk-free interest rate	2%
Expected dividend yield	0%
Life of Warrants	15 - 18 months

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE LIABILITY, Continued

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Warrants	$131,000	-	-	$131,000
	$131,000	-	-	$131,000

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities Derivative Liability - Warrant for the nine months ended September 30, 2013:

September 30,
2013
Balance at December 31, 2012	$178,000
Canceled warrants	(19,000)
Change in fair market value of Warrants	(28,000)

Balance at September 30, 2013	$131,000

11. PREFERRED DIVIDEND

The Series G Preferred pays a dividend, quarterly, at an annual rate of 10% (as a percentage of the Stated Value per share) payable in G Preferred based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date. The amount of the dividend paid during the nine months ended September 30, 2013 and 2012 was $1,118,800 and $739,450, respectively. The amount of the dividend paid during the quarter ended September 30, 2013 and 2012 was $374,900 and $312,150, respectively.

INERGETICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. WARRANTS

Warrant activity for the nine months ended September 30, 2013 is as follows:

		Weighted
		Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Contractual Term In Months	Value
Outstanding at December 31, 2012	18,190,906	$0.225	73	$-

Granted	1,140,000	0.185	47	-

Exercised	-	-	-	-

Expired or cancelled	(7,500)	60.00	-	-

Outstanding and exercisable at September 30, 2013	19,323,406	$0.200	63	$300,000

13. COMMITMENTS AND CONTINGENCIES

The Company entered into a license agreement with minimum royalty payments totaling $1,800,000, $2,100,000, $2,700,000, $3,200,000 and $3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $450,000 was paid as of September 30, 2013 and recorded in prepaid expenses. The balance which has not been amortized is $14,179 as of September 30, 2013.

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

Results of Operations for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the quarter ended September 30, 2013 totaled $203,348 an increase of 2,111% from the quarter ended September 30, 2012 which totaled $9,199. The primary reason for the increase was due to the Company’s introduction of Martha Stewart Essentials and the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the quarter ended September 30, 2013. The introduction of these brands continues to show growth into the fourth quarter of 2013.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit (loss) for the quarter ended September 30, 2013 amounted to negative $24,769 for a -12% gross margin. Gross profit decreased $26,975 or 1,223% for the quarter ended September 30, 2013 compared to $2,206 for the quarter ended September 30, 2012.  The decrease in gross profit is a result of higher freight cost in the quarter ended September 30, 2013.

After research and development cost and selling, general and administrative expenses of $2,215,384, the Company realized an operating loss of $2,240,153 for the quarter ended September 30, 2013.  Operating losses of $2,240,153 increased $1,029,369 or 85% as compared to the third quarter of 2012 operating loss of $1,210,784.  The majority of the increase was due to the increase in promotion and royalty for the launch of the various products into the retail in the amount of $1,245,520.  The Company had to install software to interface with the retailers in the amount of $49,977.  Additional employees were hired to support the infrastructure of the business in the amount of $255,995.  There was an reduction in other professional fees in the amount of $630,251.

Non-operating expenses totaled $442,018 for the quarter ended September 30, 2013 an increase of 251% or $316,263 as compared to $125,755 for the quarter ended September 30, 2012.  The increase in non-operating expenses of $316,263 was due to the accretion of debt discount in the amount of $101,090 and a reduction in gain associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $22,000. There was an increase in interest expense of $193,173 due to more debt outstanding.

The net result for the quarter ended September 30, 2013 was a loss of $3,058,571 or $0.05 per share which included a preferred dividend on the Series G stock in the amount of $374,900, compared to a loss of $1,648,689 or $0.04 per share for the third quarter of 2012. The net loss for the third quarter of 2013 increased by $1,409,882 or 86% as compared to the third quarter of 2012, primarily due to an increase in selling, general and administrative expenses and accretion of debt discount and increased interest expense due to additional debt outstanding. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the nine months ended September 30, 2013 totaled $276,790, an increase of 811% from the nine months ended September 30, 2012 which totaled $30,381. The primary reason for the increase was due to the Company’s introduction of Martha Stewart Essentials and the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the nine months ended September 30, 2013. The introduction of these brands continues to show growth into the fourth quarter of 2013.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit (loss) for the nine months ended September 30, 2013 amounted to negative $6,572 for a -2% gross margin. Gross profit decreased $16,557 or 166% for the nine months ended September 30, 2013 compared to $9,985 for the nine months ended September 30, 2012.  The decrease in gross profit is a result of higher freight cost in the nine months ended September 30, 2013.

After research and development cost and selling, general and administrative expenses of $4,474,067, the Company realized an operating loss of $4,480,639 for the nine months ended September 30, 2013. The majority of the increase was due to the increase in promotion and royalty for the launch of the various products into the retail in the amount of $1,529,063.  The Company had to install software to interface with the retailers in the amount of $70,143.  Additional employees were hired to support the infrastructure of the business in the amount of $852,916.  There was a reduction in other professional fees in the amount of $1,696,458.

Operating losses of $4,480,639 increased $824,475 or 23% as compared to the nine months of 2012 operating loss of $3,656,164.

Non-operating expenses totaled $712,481 for the nine months ended September 30, 2013 a decrease of 11% or $87,442 as compared to expense of $799,923 for the nine months ended September 30, 2012.  The decrease in non-operating expenses of $87,442 was due to the prior year’s gain associated with the fair value of the derivative instruments issued with the convertible debt and warrants in the amount of $524,000 offset by a decrease of $736,000 from the loss from issuance of convertible debt. There was a increase in interest expense of $104,175 due to more debt outstanding.

The net result for the nine months ended September 30, 2013 was a loss of $6,317,419 or $0.12 per share which included a preferred dividend on the Series G stock in the amount of $1,118,800, compared to a loss of $5,195,537 or $0.15 per share for the nine months of 2012. The net loss for the nine months of 2013 increased by $1,121,882 or 22% as compared to the nine months of 2012, primarily due to an increase in selling, general and administrative expenses. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the nine months ended September 30, 2013 and the year ended December 31, 2012 and has accumulated a deficit of $85,747,729 at September 30, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the nine months of 2013, the Company obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $3,331,688.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $8,805,657.  During the first nine months of 2013 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

The Company entered into a license agreement with minimum royalty payments totaling $1,800,000, $2,100,000, $2,700,000, $3,200,000 and $3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $450,000 was paid as of September 30, 2013. Total royalaties due through September 30, 2014 of $1,350,000 are to be paid quarterly on the first day of the quarter commencing January 1, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective, as of the September 30, 2013, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

INERGETICS, INC.

Date: November 14, 2013	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

