Form 10-K
period 2013-12-31
INERGETICS INC
filed 2014-03-31
CIK 72170

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,”“accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on December 31, 2013, ($0.0999), the aggregate market value of the 48,556,507, shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on December 31, 2013 (the last business day of the registrant's most recently completed first fiscal quarter), was approximately $4,850,795. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 24, 2014, 64,599,528 shares of Common Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

INERGETICS, INC.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”), including statements under “Item 1. Business,”“Item 1A. Risk Factors,”“Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding development and market acceptance of our products, current dependence on the willingness of investors to continue to fund our operations are all forward-looking in nature.

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

SUMMARY

Inergetics, Inc. (the “Company,”“Inergetics,”“we” or “us”), formerly Millennium Biotechnologies Group, Inc., is a holding company for its sole operating subsidiary, Millennium Biotechnologies, Inc. (“Millennium”).

Millennium was incorporated in the State of Delaware on November 9, 2000, and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium's principal source of revenue is from sales of its nutraceutical supplements.

On March 15, 2010 the Company changed its name to Inergetics, Inc.

NARRATIVE DESCRIPTION OF BUSINESS

Introduction

Inergetics, Inc., through its subsidiary Millennium, engages in the research, development, and marketing of specialized nutritional supplements as an adjunct to medical treatments for select medical conditions, as well as for athletes seeking improved recovery and advanced performance. The Company currently markets products which are targeted toward individuals. Millennium’s currently manufactures and markets four proprietary product lines and 21 SKU’s to 4 separate target markets.

Four product lines currently form the Company’s product portfolio they include Surgex™, Bikini Ready™, SlimTrim and Martha Stewart™ Essentials .

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

Millennium developed Surgex™ ( www.surgexsports.com ) sports nutritional formula in late 2007. Surgex™ was clinically proven in two single-blind placebo controlled clinical trials conducted on the Division 1A Football and Soccer players at Rutgers University. Surgex™ was proven to address the nutritional concerns of both professional and amateur elite athletes. These athletes often experience similar symptoms post-workout to those battling immuno-compromised conditions, such as fatigue, loss of lean muscle, oxidative stress, and reduced immune function.

Millennium acquired Bikini Ready™ and SlimTrim in January 2013. Both Bikini Ready and SlimTrim are sold into the diet category in retail stores. In addition, SlimTrim is also sold direct to consumer on its web site www.slimtrim1.com and Bikini Ready is sold direct to consumer on its web site www.bikinireadylifestyle.com.

In May 2013, Millennium acquired the license for Martha Stewart™ Essentials. Condition specific supplements were developed for women. The product is sold in retailers and on the web site www.marthastewartessentials.com.

The Company is headquartered in Newark, New Jersey, and the Company’s common stock currently trades on the Over-the-Counter (OTC) market under the symbol “NRTI.OB.”

Distribution Channels

Retail Distribution

We make our branded products available to consumers in more than 10,000 retail stores. Our products are currently available in the United States and internationally through PriceSmart membership warehouse clubs in Central America and the Caribbean. We continue to expand our marketing presence in an effort to increase our distribution in developed and emerging markets to our consumers throughout the world.

Direct-To Consumer Distribution

In the direct to consumer channel, customers order Surgex™ through the Company’s website SurgexSports.com or by contacting the Company directly. Currently SlimTrim is sold direct to consumer on its web site www.slimtrim1.com. Bikini Ready is sold direct to consumer on its web site www.bikinireadylifestyle.com. Martha Stewart™ Essentials is sold direct to consumer on the web site www.marthastewartessentials.com. The products are shipped directly to the customer’s home within one business day and arrive within 2 to 5 business days depending on the customers’ geographic location.

PRODUCTS

Surgex™

Surgex™, is a nutritional support formula that aims to address the concerns of many elite athletes who suffer from symptoms such as (fatigue, lean muscle loss, lactic acid buildup, oxidative stress, and stressed immune systems). This formula is designed to improve recovery parameters in efforts to enhance the performance of professional and collegiate athletes.

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

Surgex Meal is a Meal Replacement Shake from powder. Surgex Fix is a pre-work and recovery powder shake. Both the Meal Replacement and Fix are NCAA compliant. Surgex also has Surgex Pump and pre workout powder drink. Surgex Thermo is a thermogenic pill.

Bikini Ready™

Bikini Ready Yummy Shake from powder is a low calorie meal substitute. Bikini Ready Weight Loss Catalyst is a thermogenic supplement containing fat burning ingredients. Bikini Ready Cleanse is a multi-component formula to address weight loss and detox at the same time using a natural healthy gentle laxative effect. Bikini Ready Fashion Multi is a comprehensive multiple vitamin containing ingredients to block carbohydrates, stimulate metabolism and protect cells which blocks carbohydrates from being absorbed.

SlimTrim

SlimTrim is an inclusive weight loss formula at an affordable price.

Martha Stewart™ Essentials

Martha Stewart™ Essentials is a complete line of whole-food based supplements created specifically for women. The line consists of six SKU’s which are condition specific. The line is comprised of a Women’s Multivitamin, Hair, Skin & Nails, Digestive Health, Graceful Aging, Menopause Support and Bone Support.

Product Functionality Overview

Several health concerns must be addressed when it comes to effectively providing nutrition. While other “single magic bullet” products on the market largely only focus on one area while potentially neglecting others, Millennium’s products have been developed to address the major dietary concerns that may be influenced by nutritional support, when incorporated as an adjunct to a individual’s care.

The Company has focused on condition specific products with scientifically advanced formulas. Many of the products are whole food based and gluten free.

MARKETS

Size of the Market

The nutritional supplement market is expected to increase in excess of $32 billion by 2014 according to Nutritional Business Journal. This growth is likely to be attributed to several factors, including industry efforts to promote supplements as more essential than ever in weak economic times since they can help to avert the need for much costlier prescription drugs and medical treatments, bolstered product credibility as a result of the newly implemented federal GMP (Good Manufacturing Practices) and AER (adverse event report) requirements, increased industry self-regulation, and a steady stream of innovative new products targeting an ever broader range of increasingly specific conditions—especially the many age-related issues of aging Boomers and seniors .

Target Markets

Millennium also re-launched Surgex™ in the first quarter of 2013. Surgex™ has been clinically proven to address sports recovery needs for amateur and professional elite athletes. Greater details on these markets are provided below.

Sports Recovery

Competitive athletes often suffer from similar symptoms to those battling cancer or immuno-compromised diseases, such as fatigue, oxidative stress, muscle wasting, and possibly lack of immune support due to the demands they put on their bodies daily. In order to compete effectively, these athletes need a solution to address some of the key concerns they face, described below.

§	Fatigue and Mitochondrial Dysfunction. Damage done to the mitochondria is typically attributed to the buildup of free radicals and other noxious byproducts, such as lactic acid that accumulates during and after strenuous activity.

§	Oxidative Stress. Oxygen consumption greatly increases during exercise, which leads to increased free radical production. Also, free radical formation within the muscle during exercise can easily damage muscle tissue and inhibit performance by the induction of fatigue.

§	Muscle Wasting. A common problem during strenuous activity is lean muscle loss or wasting as muscle tends to breakdown after vigorous activity. This problem can have a serious impact on performance and recovery.

§	Immune Support. Exercise has also been shown to have a positive effect on the immune system if one does not over train. Signs and signals of overtraining are a constant feeling of fatigue, loss of strength or endurance, and although still exercising, a feeling of burnout. Additionally, excessive exercise or periods of very heavy conditioning could lead to suppression of immunity for several hours to a week or longer, creating a brief period of vulnerability when the risk of upper respiratory tract infections is increased.

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

Division I Men’s Soccer Team-Results of the Trial-Published in The Journal for Strength and Conditioning Research

Millennium conducted its first clinical trial among the Rutgers University Men’s Division I Soccer team during their preseason training regimen. The clinical trial was accepted for publication in The Journal for Strength and Conditioning Research (“JSCR”). The JCSR is the official research journal of the National Strength and Conditioning Association, (“NSCA”). This journal is recognized as the preeminent publication for strength and conditioning coaches worldwide. These thought leaders rely on this journal for the future of leading edge science as applied to their profession.

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
NUTRITIONAL SUPPLEMENTATION (RESURGEX ® ) IN MALE COLLEGE SOCCER PLAYERS:
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

Results

Those receiving the Surgex™ sports nutrition formula showed significant increases in their peak power, as measured by Wingate testing (assessment for peak anaerobic power, anaerobic fatigue, and total anaerobic capacity through a combination of running, vertical jumping, and resistance training) , better muscle to fat weight gains, and an improved testosterone:cortisol ratio, as well as reduction of interleukin 6 (IL6), creatine kinase, and isoprostanes versus the control group.

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
NUTRITIONAL SUPPLEMENTATION (RESURGEX ® ) IN MALE COLLEGE FOOTBALL PLAYERS:
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

Millennium launched Bikini Ready™ in the first quarter of 2013. The Bikini Ready products are directed towards active women that want to live the healthy life style. The products are sold in the drug and grocery channels.

Millennium acquired SlimTrim in January 2013. The products are sold as affordable weight loss formulas. The products are sold in the drug and grocery channels.

Millennium entered into a licensing agreement in May 2013 for the Martha Stewart™ Essentials line. The products were launched September 2013. The line of supplements is condition specific, whole food based directed towards women. The line of supplements is all sold into the drug and grocery channels.

Intellectual Property

Millennium owns all rights to the formulations of Resurgex Select ®, Resurgex®, Resurgex Plus®, Resurgex Essential™, Resurgex Essential Plus™, Surgex™, Bikini Ready and SlimTrim and has filed compositional patent applications with respect to these formulations. Resurgex®, Resurgex Plus®, Resurgex Select ®, and Surgex™ are registered trademarks filed with the U.S. Patent and Trademark Office (USPTO). Additionally, the Company has patents pending for all product lines in 57 countries worldwide.

Millennium owns the Bikini Ready trademark.

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

On March 20, 2006, Millennium received the Healthcare Common Procedure Coding System (HCPCS) code for Resurgex Select ® . HCPCS is one of the formats in which nutritional formulas may be coded for Medicare reimbursement and is specifically required for Medicaid reimbursement in many states.

Growth Strategy and Distribution

Millennium has implemented a strategy that is intended to penetrate the Food Drug Mass (FDM) channels of distribution with its nutritional products. The Company’s products are currently distributed in approximately 10,000 retail stores. The Company intends on growing distribution with more retailers through its internal sales force and utilization of its broker network. The FDM has in excess of 300,000 stores in the United States. The Company has numerous web sites where the products can be purchased directly by the consumer. The Company’s products can also be purchased at various E-retailers.

RESEARCH AND DEVELOPMENT

During 2013 and 2012, the Company spent $44,090 and $45,578, respectively, on research and development of its products. The research and development expenses incurred in 2013 are directly related to the development of the Bikini Ready and Martha Stewart Essentials product line. The research and development expenses incurred in 2012 are directly related to the development of the Surgex product line.

COMPETITION

The Company’s products target the nutritional supplement market. The products that most directly compete with the Company’s products in the adult nutrition market are produced by mainstream manufacturers, as well as generic (store branded) products that are marketed head-to-head against these products.

§	Many of the mass-market competitors manufacture their products using the least expensive ingredients, which ensures low retail price and high profitability. This means diminished bioavailability and low biological value, as well as less benefit to the end user.

§	Millennium’s products were developed with the ingredients necessary in order to deliver optimal performance.

§	Millennium’s products deliver therapeutic levels of active ingredients based on the scientific research.

§	Millennium has a use and composition patent for the existing formulas. Ensure ® and Boost ® are composed of mostly corn syrup and provide “empty calories,” which could do more harm than good, especially in glucose-sensitive individuals.

While the majority of other companies in this market sell the bulk of their product through the mass market, Millennium’s formulations incorporate the latest nutritional ingredients.

MANUFACTURING

Command Nutritionals, LLC is the Company’s outsourced manufacturer and co-packager for the powder products at their facility in Fairfield, New Jersey.

Dr. Vita is the Company’s outsourced manufacturer and co-packager for the tablet products at their facility in Las Vegas, Nevada.

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

▪	BSN Syntha-6™ Extended Release Protein Blend by BSN Inc.

▪	Muscle Milk ® by CytoSport Inc.

▪	FRS, an antioxidant health drink, by New Sun Nutrition, Inc.

▪	Gatorade ® Performance Series

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

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2013, three significant customers (defined as contributing at least 10%) accounted for 55% (31%, 13%, and 11%) of net sales. For the year ended December 31, 2012, one significant customer accounted for 57% of net sales. The loss of any of these customers could have a material adverse effect on our business.

EMPLOYEES

As of March 6, 2014, the Company employed 12 full time persons, of whom one is primarily engaged in research and development and product support activities. Two are primarily engaged in overall managerial functions associated with operations and raising capital. Eight are engaged in distribution partnerships and sales and marketing. One is primarily engaged in day to day managerial operations. The Company has no collective bargaining agreements with its employees.

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

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2013, we generated revenues of $847,834 from sales of our products. However, during this period we realized net losses of $4,187,892, of which $1,761,810 were non-cash items. The non-cash items are primarily related to issuance of shares and warrants for compensation in the amount of $712,209, services in the amount of $202,270, and interest in the amount of $406,508 during the period. Other non-cash items were loss on derivatives mark to market of $91,000, amortization of debt discount of $444,450, amortization expense of $1,551 and change in inventory and accounts receivable reserve in the amount of $49,200. There was a gain on the conversion of debt in the amount of $46,978. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our three products and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products. Although our revenues have increased, our operating expenses are significantly greater than our revenues. During 2013, the Company obtained new capital in the form of debt resulting in the receipt by the Company of $3,331,688. These funds in conjunction with ongoing operating revenues provided adequate capital for our operating needs for 2013. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. We plan to do this, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2013 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2013 and 2012 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of Surgex™, Bikini Ready™, SlimTrim and Martha Stewart™ Essentials and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines.

Our involvement in defending product liability claims could have a detrimental effect on our operations.

Like other retailers and distributors of products designed for human consumption, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We may be subjected to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. We carry $25,000,000 of product liability insurance. Thus, any product liabilities exceeding our coverage relating to our products could have a material adverse effect on our business, financial condition and results of operations.

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

Our Board of Directors has the authority to issue up to 2,000,000,000 shares of common stock, shares of preferred stock that can be converted into common stock at high ratios and options and warrants to purchase shares of our common stock without stockholder approval. As of March 25, 2014, there were 155,266,250 shares issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

As of March 25, 2014, approximately 9,378,028 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act. Generally, pursuant to Rule 144, stockholders who are not affiliates of our company can resell their restricted securities after they have held them for at least six months. Consequently, most of our restricted securities are or soon will be eligible for public sale. As of March 25, 2014, we also had warrants outstanding for the purchase of an aggregate of 18,823,406 shares of our common stock, and no stock options outstanding. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and, eventually, sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, we most likely will issue additional shares of common stock and/or instruments convertible into or exercisable for common stock to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

The Company leases office space under an operating lease.

The current lease in Newark, New Jersey expires on March 31, 2016.

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

	OTC-BB
	High/Bid	Low/Bid
2012
First Quarter	$0.56	$0.11
Second Quarter	0.25	0.10
Third Quarter	0.12	0.05
Fourth Quarter	0.12	0.04

2013
First Quarter	$0.16	$0.04
Second Quarter	0.21	0.07
Third Quarter	0.15	0.09
Fourth Quarter	0.14	0.08

(b) Stockholders

As of March 24, 2014, there were approximately 541 stockholders of record for the Company’s Common Stock. The number of record holders does not include stockholders whose securities are held in street names. The Company estimates over 1,000 holders in street names. In addition, there were approximately 10 holders of record of the Company's Series B Convertible Preferred Stock, 67 holders of record of the Company's Series C Preferred Stock and 31 holders of record of the Company's Series G Convertible Preferred Stock.

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

Recent Issues of Unregistered Securities

During the fourth quarter of 2013, the Company issued the following unregistered securities

(i)	605,000 shares of common stock to six consultants for services rendered to the Company.

(ii)	21,577 shares of common stock to four investors for interest on notes outstanding.

(iii)	156,250 shares of common stock to two investors for debt raised.

(iv)	265,625 shares of common stock to six employees for compensation.

Information about common stock that may be issued upon the exercise of options and warrants is contained in Note 13 to the Consolidated Financial Statements attached hereto.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	500,000
Total	-	-	500,000

Information about common stock that may be issued upon the exercise of options and warrants is contained in the Notes to Consolidated Financial Statements attached hereto.

Company repurchases of Equity Securities

None.

ITEM 6:	SELECTIVE FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012:

Total revenues generated from the sales of Surgex™, Bikini Ready™, SlimTrim and Martha Stewart™ Essentials for the year ended December 31, 2013 totaled $847,834, an increase of 823% from the year ended December 31, 2012 which totaled $91,873.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2013 amounted to $244,828 for a 29% gross margin. Gross profits increased $239,282 or 4,314% for the year ended December 31, 2013 compared to $5,546 for the year ended December 31, 2012 with a 6% gross profit margin in 2012. The increase in gross profits and gross margin is a result of higher revenue from more brands with more retail distribution.

After deducting research and development costs of $44,090 and selling, general and administrative expenses of $6,491,671, which included $914,479 in non-cash outlays in the form of restricted stock and warrants issued for professional fees and compensation, the Company realized an operating loss of $6,290,933. Operating losses for 2013 of $6,290,933 were up $660,034 or 12% as compared to the 2012 operating loss of $5,630,899. The overall increase was offset by approximately $2,401,000 decrease due to lower outside consulting fees for pro athletes and other experts in mass market distribution. Commissions increased approximately $62,000 due to more sales through brokers. Trade show expense increased approximately $68,000 along with travel of approximately $67,000 for promotion of the brands. The license expense increased approximately $710,000 since 2013 was the first year of a license agreement with minimum royalty payments. Promotion and marketing expense for the brands increased approximately $1,242,000 due to increase awareness. Software expense increased approximately $85,000, due to implementation of new systems. Recruiting expense increased approximately $83,000 due to hiring of new employees and salaries and benefits increased approximately $603,000 due to increased headcount. Warrant expense decreased approximately $251,800. Product liability insurance increased approximately $71,000 due to increased coverage for more brands. Investor relations increased approximately $31,000. Director fees increased approximately $49,000.

Other income and expense, net totaled $1,248,604 for the year ended December 31, 2013 an increase of 46% or $393,526 as compared to $855,078 for the year ended December 31, 2012. A net gain of $46,978 was realized in connection with debt restructuring which occurred in 2013 versus zero in 2012. In 2013 there was a loss on the fair market valuation of the derivatives in the amount of $91,000 versus a gain of $870,000 in 2012. These income items are offset by losses and expenses in regards to the amortization of debt discount which is $444,450 in 2013 an increase of $188,867 from $255,583 in 2012 due to the additional debt issued in 2013 with associated origination fees. There was a loss from warrants and derivatives issued with debt greater than the carrying value in the amount of $736,000 in 2012 versus zero in 2013. Interest and financing expense was $760,132 in 2013 increased by $26,637 from $733,495 in 2012 due to the addition debt issued in 2013.

The Company sold the net operating loss carry forward for the State of New Jersey in the Technology Business Tax Certificate Transfer Program. The Company was approved to sell $3,357,144 for the year ended December 31, 2013. The proceeds were collected in January 2014 net of fees. The Company was approved to sell $2,209,715 for the year ended December 31, 2012. The proceeds were collected in January 2013 net of fees.

Preferred dividends of $1,560,200 for the year ended December 31, 2013 increased 33% or $384,850 as compared to $1,175,350 for the year ended December 31, 2012. The increase was due to more preferred shares outstanding.

The net result for the year ended December 31, 2013 was a loss of $5,748,092 or $0.10 per share, compared to a loss of $5,451,612 or $0.15 per share for the prior year. Management will continue to make an effort to lower operating expenses and increase revenue. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Liquidity and Capital Resources

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, private sales of common stock and funding from the sale of the New Jersey State tax loss carry forwards. At December 31, 2013, we had cash of approximately $106,773 and a working capital deficit of $6,123,338.

Our major cash flows in the year ended December 31, 2013 consisted of cash out-flows of $1,841,239 from operations, including $4,187,892 of net loss, cash outflows of $141,000 from investing activities and a net change from financing activities of $2,080,166, which primarily represented the net proceeds received from issuance of debt.

The Company is required under the license agreement to pay $1,350,000 in the year ending December 31, 2014. The first payment of $450,000 has been made in January 2014.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2014. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans and sale of common stock.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the two years ended December 31, 2013 and 2012 and Notes to Financial Statements are included at the end of this report.  Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page 31.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two years ended December 31, 2013, there were no  reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.   Controls and Procedures

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the December 31, 2013, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the 1992 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

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

Management identified the following material weakness and significant deficiency in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013:

•	Material weakness: The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements.

•	Significant deficiency: Inadequate segregation of duties

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about all directors and executive officers of the Company are as follows:

Name	Position	Term(s) of Office

Michael C. James, 55	Chief Financial Officer	July 1, 2010 until present
	Chief Executive Officer	June 11, 2012 until present
	Chairman of the Board	June 11, 2012 until present
	Company Director	September 24, 2009 until present

Frank Guarino, 39	Chief Operating Officer	July 1, 2010 until present
	Chief Financial Officer	October15, 2001 until June 30,2010

Carl Germano, 59	Executive Vice President, Research and Product Development	May 15, 2001 until present
	Company Director	May 29, 2012 until present

James DeLucia, 47	Company Director	December 26, 2012 until present

Mark Mirken, 69	President, Chief Operating Officer	September 2007 until August 4, 2008
	Chief Executive Officer	August 4, 2008 until June 11, 2012
	Chairman of the Board	August 4, 2008 until June 11, 2012

Benjamin Custodio, 70	Company Director	October 28, 2008 until January 2, 2012

Kenneth Sadowsky, 50	Company Director	September 17, 2008 until June 25, 2009 and then, since March 8, 2010 until May 17, 2012

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

A summary of the business experience for each of our present officers and directors is as follows:

Michael C. James

Mr. Michael James has been our Chief Financial Officer (CFO) of Inergetics since July 1, 2010 and Chief Executive Officer since June 11, 2012. For the past thirteen years, Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, where he holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Currently, Mr. James is a director of Guided Therapeutics, Inc. where he is Chairman of the Board and serves as Chairman on the Audit Committee.  He was a board member of Nestor, Inc. from 2006 until June 2009 and CEO of that company from January 2009 through September 11, 2009.  While acting as CEO, Mr. James turned that company profitable and headed a complete financial restructuring. The business was sold on September 8, 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island.  From 1995 to 1999, Mr. James was a Partner at Moore Capital Management, Inc., a private investment management company. Prior to his position at Moore Capital, from 1991 to 1994, he was employed by Buffalo Partners, L.P., a private investment management company, where he held the position of Chief Financial and Administrative Officer. From 1986 to 1991, he was employed by National Discount Brokers and held the positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James received a Bachelor of Science in Accounting from Fairleigh Dickenson University.

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

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2013, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2013, as well as the most highly compensated employees who did not serve as executive officers during 2013. Compensation information is shown for the fiscal years ended December 31, 2012, and 2011:

Name and Principal Position	Year	Salary ($) (1)	Directors Fee ($)	Other Annual Compensation($) (2)	Restricted Stock Awards ($) (3)	Securities Underlying Options ($)	All Other Compensation($)
Michael C. James	2013	150,000	-	-	150,200	-
Chief Executive Officer	2012	150,000	-	-	270,000	-	-
Chief Financial Officer and Director	2011	153,846	-	-	25,000	-
Carl Germano	2013	150,000	-	-	150,200	-	-
Executive Vice	2012	150,000	-	-	-	-	-
President and Director	2011	151,923	-	-	-	-	-
Frank Guarino	2012	100,000	-	-	-	-	-
Chief Financial Officer	2011	94,231	-	-	—	-	-
Mark C. Mirken (4)	2012	41,115	-	11,932	-	-	-
President and CEO, Director	2011	161,538	-	24,000	-	-	-

(1)	The value of other non-cash compensation, except for the items listed under (2), (3) and (4), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)	Consists of automobile expenses allowances.
(3)	The Company recognizes expenses for options and warrants granted to employees on the basis of fair value calculated using the Black-Scholes formula.
(4)	Mark C. Mirken resigned from all of his positions with the Company and its subsidiary on June 11, 2012.

Stock Options /Stock Purchase Warrants:

There were no options granted during 2013 and 2012. In 2012, there was a management stock warrant grant.

Compensation of our Directors

During 2013 and 2012 none of our Directors received cash compensation. In 2012 James DeLucia received 500,000 restricted shares of common stock. In 2011 Benjamin Custodio and Kenneth Sadowsky each received 125,000 restricted shares of common stock.

Employment Agreements

Certain employees have received employment agreements the details of which are outlined in the section “Employment Agreements” in Note 10 to the Financial Statements included at the end of this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 25, 2014, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title	Name and Address of	Amount and Nature of	Percent
of Class	Beneficial Owner	Beneficial Ownership (1)	of Class
Common Stock
	Michael C. James	10,784,750	13.75%
	Carl Germano	4,675,000	6.27%
	James DeLucia	1,025,000	1.41%
	as a Group (4 persons)	16,484,750	20.59%

Address of all persons above: c/o the Company.

	Leon Frenkel	21,319,685	23.05%
	1600 Flat Rock Road, Penn Valley, PA 19072

	Seahorse Enterprises	29,202,024	30.09%
	1 Powderhill Way, Westborough, MA 01581

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of March 25, 2014. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.
(2)	See Item 13 “Certain Relationships, Related Transactions and Director Independence” below.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to an employment agreement, Michael C. James is employed as the Chief Financial Officer of the Company and Millennium. The Agreement terminates on May 31, 2015; provided, Mr. James has the right to extend the term of employment for two additional years. Pursuant to the Summary of Debt Reorganization and Financing dated July 14, 2011, Mr. James’ salary was amended to reduce his salary to $150,000 per annum until the Company reaches three consecutive fiscal quarters of positive “Net Income” at which point his annual salary will increase to $200,000. The gross-up provisions with regards to any issuances under the Management Warrant Grant Program have been eliminated. Mr. James will receive a bonus of $25,000 upon receiving three consecutive fiscal quarters of positive Net Income. In June 2012, the Board of Directors appointed Mr. James the Chief Executive Officer.

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

AUDIT FEES

Friedman LLP billed us $121,988 and $151,647 for professional services for the audit of the consolidated financial statements in 2012 and 2011 and other fees for services that only an independent registered public accounting firm can perform, such as the review of our interim consolidated financial statements included in our Form 10-Q filings and assistance with and review of documents filed with the SEC.

AUDIT-RELATED FEES

Friedman LLP did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements during the fiscal years ended December 31, 2013 and December 31, 2012.

TAX FEES

Friedman LLP billed us in the aggregate amount of $0 for professional services rendered for tax related services during the fiscal year ended December 31, 2013 and 2012.

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

INERGETICS, INC.

By:	/s/ Michael C. James	Date: March 31, 2014
Michael C. James
Chief Executive Officer
Chief Financial Officer
(Principal Executive and
Financial Officer),

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Michael C. James	March 31, 2014
Michael C. James, Director

/s/ Carl Germano	March 31, 2014
Carl Germano, Director

/s/ James DeLucia	March 31, 2014
James DeLucia, Director

Inergetics, Inc.

and Subsidiary

Consolidated Financial Statements

December 31, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inergetics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Inergetics, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2013. Inergetics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inergetics, Inc. as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2013 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses and has a working capital deficiency of $6,123,338. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

March 31, 2014

Inergetics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$106,773	$8,846
Accounts receivable	472,297	-
Receivable from the Technology Business Tax Certificate Transfer Program	3,357,144	2,209,715
Deferred cost of goods sold	569,036	-
Inventories, net	420,186	4,176
Prepaid expenses	447,355	522,041
Total current assets	5,372,791	2,744,778

Patents and intangible assets, net	149,391	4,942
Goodwill	135,000	-
Deposits	421,191	2,299
Total assets	$6,078,373	$2,752,019

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,089,488	$2,846,181
Deferred revenue	1,269,470	-
Obligations to be settled in stock	699,085	564,500
Customer prepayments	-	39,970
Derivative liability	318,000	227,000
Short-term debt, net of unamortized debt discount	1,276,358	1,144,375
Short-term debt to affiliates, net of unamortized debt discount	2,843,728	2,441,622
Total current liabilities	11,496,129	7,263,648
Long-term debt	103,912	39,584
Long-term debt to affiliates	1,425,522	-
Total liabilities	13,025,563	7,303,232
Commitments and contingencies
Preferred stock, Convertible Series G , authorized 200,000, par value $1, stated value $50: issued and outstanding 198,074 and 150,938 shares, respectively	8,743,284	7,147,465
Stockholders’ deficit
Preferred stock, par value $1:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value $1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares and issued and outstanding ,	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 62,461,448 and 48,707,103 shares, respectively	62,462	48,708
Additional paid-in capital	68,789,021	68,606,679
Accumulated deficit	(84,737,002)	(80,549,110)
Total stockholders’ deficit	(15,690,474)	(11,698,678)
Total liabilities and stockholders’ deficit	$6,078,373	$2,752,019

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012
Net sales	$847,834	$91,873
Cost of sales	603,006	86,327
Gross profit	244,828	5,546
Research and development costs	44,090	45,578
Selling, general and administrative expenses (including share based compensation of $914,479 and $611,500, respectively)	6,491,671	5,590,867

Loss from operations	(6,290,933)	(5,630,899)
Other income (expense)
Gain incurred in connection with troubled debt restructuring, net	46,978	-
Amortization of debt discount	(444,450)	(255,583)
Loss from warrants/derivatives issued with debt greater than debt carrying value	-	(736,000)
(Loss) gain on fair market valuation of derivatives	(91,000)	870,000
Interest and financing expense, net	(760,132)	(733,495)
Other income (expense), net	(1,248,604)	(855,078)
	(7,539,537)	(6,485,977)
Benefit from sale of state net operating loss credits	3,351,645	2,209,715
Net loss	(4,187,892)	(4,276,262)
Preferred dividend	1,560,200	1,175,350
Net loss applicable to common shareholders	$(5,748,092)	$(5,451,612)

Net loss per share attributable to common shareholders – basic and diluted	$(0.10)	$(0.15)

Weighted average number of common shares outstanding – basic and diluted	55,307,453	37,314,265

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statement of Stockholders' Deficit

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible			Additional	Common Stock
	Series B	Series B	Series C	Series C	Series D	Series D	Series E	Series E	Series F	Series F	Series G	Series G	Common Stock		Paid in	Subscribed		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance January 1, 2012	65,141	$130,282	64,763	$64,763	-	-	-	-	-	-	120,827	$5,621,665	27,780,205	$27,781	$65,281,614	2,240,200	$360,000	$(76,272,848)	$(4,786,743)

Issuance of common stock for services											20,500	1,045,250	11,395,000	11,395	2,227,605				3,284,250

Issuance of common stock for interest											4,420	221,000	895,184	895	117,846				339,741

Issuance of common stock for compensation													1,142,514	1,143	264,158				265,301

Warrants issued for compensation															487,500				487,500

Issuance of common stock subscribed													2,240,200	2,240	357,760	(2,240,200)	(360,000)		-

Preferred stock converted into common stock											(21,016)	(1,050,800)	5,254,000	5,254	1,045,546				-

Sale of Preferred stock											2,700	135,000							135,000

Preferred stock dividend											23,507	1,175,350			(1,175,350)				-

Net loss																		(4,276,262)	(4,276,262)

Balance December 31, 2012	65,141	$130,282	64,763	$64,763	-	$-	-	$-	-	$-	150,938	$7,147,465	48,707,103	$48,708	$68,606,679	-	$-	$(80,549,110)	$(4,551,213)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statement of Stockholders' Deficit

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible			Additional
	Series B	Series B	Series C	Series C	Series D	Series D	Series E	Series E	Series F	Series F	Series G	Series G	Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2013	65,141	$130,282	64,763	$64,763	-	$-	-	$-	-	$-	150,938	$7,147,465	48,707,103	$48,708	$68,606,679	$(80,549,110)	$(4,551,213)

Issuance of common stock for services											4,000	122,000	1,637,500	1,637	200,633		324,270

Issuance of common stock for interest											4,307	153,740	2,851,711	2,852	403,656		560,248

Issuance of common stock for compensation													6,390,625	6,391	499,118		505,509

Warrants issued for compensation															206,700		206,700

Preferred stock converted into common stock											(15,739)	(741,950)	3,934,750	3,934	738,016		-

Debt converted into equity											2,044	55,188					55,188

Issuance of preferred stock for business acquisition											8,000	140,000					140,000

Loss on extinguishment of debt											14,360	358,641			(358,641)		-

Preferred stock dividend											31,204	1,560,200			(1,560,200)		-

Stock retired											(1,040)	(52,000)	(1,060,241)	(1,060)	53,060		-

Net loss																(4,187,892)	(4,187,892)

Balance December 31, 2013	65,141	$130,282	64,763	$64,763	-	$-	-	$-	-	$-	198,074	$8,743,284	62,461,448	$62,462	$68,789,021	$(84,737,002)	$(6,947,190)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(4,187,892)	$(4,276,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(46,978)	-
Loss (gain) on derivatives	91,000	(870,000)
Amortization of intangible assets	1,551	576
Amortization of debt discount	444,450	255,583
Amortization of prepaid expenses paid for in stock	-	2,577,470
Stock issued for services	202,270	136,700
Stock issued for compensation	505,509	17,300
Stock issued for interest expense and financing expenses	406,508	339,741
Warrant grants issued for compensation and services	206,700	457,500
Equity instruments issued with debt greater than debt carrying amount	-	736,000
Inventory reserve	(49,200)	2,179
Change in assets and liabilities:
Accounts receivable	(472,297)	1,216
Receivable from the Technology Business Tax Certificate Transfer Program	(1,147,429)	(2,209,715)
Deferred cost of goods sold	(569,036)	-
Inventories	(366,810)	130,418
Prepaid expenses	3,044	448,919
Deposits	(418,892)	-
Accounts payable and accrued expenses	2,326,763	807,182
Deferred revenue	1,269,470	-
Customer prepayments	(39,970)	-
Net cash used in operating activities	(1,841,239)	(1,445,193)
Cash Flows from Investing Activities:
Business acquisition	(100,000)	-
Purchase of intangible assets	(41,000)	-
Net cash used in investing activities	(141,000)	-

Cash Flows from Financing Activities:
Proceeds from debt	3,331,688	1,487,522
Proceeds from the sale of preferred stock	-	135,000
Repayment of debt	(1,251,522)	(171,000)
Net cash provided by financing activities	2,080,166	1,451,522
Net increase in cash	97,927	6,329
Cash at beginning of year	8,846	2,517
Cash at end of year	$106,773	$8,846

Supplemental disclosure of cash and non-cash investing and financing transactions:

Interest paid	$86,169	$4,861
Income taxes paid	$5,500	$-

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012

Debt converted to Convertible Preferred Stock Series G shares	$55,188	$-

Convertible Preferred Stock Series G shares issued for financing	$153,740	$221,000

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

On March 15, 2010 the Company changed its name to Inergetics, Inc. Inergetics, Inc. (the “Company” or "Inergetics"), formerly Millennium Biotechnologies Group, Inc., which is the holding company for its subsidiary Millennium Biotechnologies, Inc. (the “Subsidiary” or "Millennium").

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey. Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science. Millennium’s principal source of revenue is from sales of its nutraceutical supplements.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the consolidated 2013 financial statement presentation. These reclassifications had no effect on net losses or cash flows as previously reported.

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

Accounts Receivable

The Company continuously monitors collections and payments from our customers and regularly adjusts credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. There was no allowance for doubtful accounts as of December 31, 2013 and 2012.

Receivable from Technology Business Tax Certificate Transfer Program

The receivable is from the Company selling the New Jersey State net operating loss carry forwards. The Company was able to transfer $3,357,144 of total available tax benefits of $3,357,144 for the year ended December 31, 2013. The receivable was collected on January 23, 2014. The Company was able to transfer $2,209,715 of total available tax benefits of $5,187,471 for the year ended December 31, 2012. The receivable was collected on January 14, 2013. The Company paid a fee of $302,143 and $198,875 for the years ended December 31, 2013 and 2012, respectively, in connection with the approval of the Tax Certificate Transfer Program.

Goodwill

Goodwill and other acquired intangible assets with indefinite lives are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is December 31. We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. Intangibles consist of brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. At the conclusion of our test the Company has realized that there has not been any impairment.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred. As of December 31 2012 and 2013, all property and equipment has been fully depreciated.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $1,551 and $576 for 2013 and 2012, respectively.

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

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which generally occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon sale utilizing historic customer payment experience.

Consistent with industry practice, the Company maintains a return policy that allows customers to return product within a specified period prior and subsequent to the expiration date. The Company’s estimate of the provision for returns is generally based upon historic experience with actual returns.

Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of products. Shelf stock adjustments are based upon the amount of product which the customer has remaining in its inventory at the time of the price reduction. Decreases in selling prices are discretionary decisions made by the Company to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price and, in the case of shelf stock adjustments, estimates of inventory held by the customer.

Certain retailers require guaranteed sales. Revenue is recognized as sales are made to the retail consumer.

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $8,157 and $261 for the years ended December 31, 2013 and 2012, respectively.

Shipping and Handling Costs

Shipping costs of $43,299 and $8,065 are included in cost of sales for the years ended December 31, 2013 and 2012, respectively. Handling costs of $44,467 and $37,358 are included in general and administrative expenses for the years ended December 31, 2013 and 2012, respectively.

Stock and Warrant Based Compensation

Stock and warrant based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Compensation expense is recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company account for the issuance of stock and warrants for services based on the estimated fair value of options and warrants using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly based on the subjective assumptions used in the pricing model.

We account for the issuance of stock and warrants for services from non-employees based on an estimate of the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions.

The Company issued 1,140,000 warrants, that vest over four years, during the year ended December 31, 2013 for an expense of $206,700 and 7,500,000 warrants, that vested over three years, for an expense of $457,500 during the year ended December 31, 2012. The Company did not issue any stock options during the year ended December 31, 2013 and 2012, respectively.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax assets for the years ended December 31, 2013 and 2012.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have an anti- dilutive effect on earnings per share, and there for have not been included Anti-dilutive securities not included in net loss per share calculations for the years presented include:

	December 31,
Potentially dilutive securities:	2013	2012
Convertible debt and accrued interest	10,751,345	10,775,363
Liability of shares to be issued	3,330,000	2,300,000
Convertible Preferred stock	49,713,545	37,929,545
Outstanding time-based warrants	19,323,406	18,190,906

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

However the Company has incurred substantial net losses for the years ended December 31, 2013 and 2012 and has accumulated a deficit of approximately $85 million at December 31, 2013 and $81 million at December 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The transaction was accounted for as a purchase business combination. We account for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. The excess of the purchase price over the fair value of assets acquired is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but with the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The results from operations for the period from acquisition date to December 31, 2013 have been included in the Company’s consolidated statement of operations. Pro forma information with respect to the acquisition are not included in these financial statements as the information is not material.

In accordance with generally accepted accounting principles, intangible assets are recorded at fair values as of the date of the transaction. The Company’s allocation to identifiable intangible assets and liabilities according to their respective fair values, is as follows:

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

For the year ended December 31, 2013, three significant customers (defined as contributing at least 10%) accounted for 55% (31%, 13%, and 11%) of net sales. For the year ended December 31, 2012, one significant customer accounted for 57% of net sales. The loss of any of these customers could have a material adverse effect on our business.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

5. INVENTORIES

Inventories are stated at the lower of cost or market and consist of finished goods and packaging for the Company’s Surgex™, Bikini Ready™, SlimTrim and Martha Stewart™ Essentials product lines. Cost-of-goods sold are calculated using the weighted average costing method. Inventories consisted of the following:

	December 31,
	2013	2012
Finished Goods	$378,472	$2,344
Work-in-process	-	49,200
Packaging	41,714	1,832
	420,186	53,376
Less: Reserve for obsolescence	-	(49,200)
Total	$420,186	$4,176

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2013	2012
Accounts payable	$2,866,017	$1,224,313
Accrued interest	1,016,584	669,035
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	824,492	612,712
Accrued professional fees	230,433	204,247
Owed to officers	16,088	-
	$5,089,488	$2,846,181

7. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

December 31, 2013	Level I	Level II	Level III	Total

Derivative liability			318,000	318,000
Total liabilities	$-	$-	$318,000	$318,000

December 31, 2012	Level I	Level II	Level III	Total

Derivative liability			227,000	227,000
Total liabilities	$-	$-	$227,000	$227,000

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level3):

Derivative Liabilities
January 1, 2013	$(227,000)
Loss on fair market valuation of derivatives	(91,000)
December 31, 2013	$(318,000)

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8. DEBT

Debt is as follows:

	December 31,
	2013	2012

Promissory note dated December 17, 2002, issued to an accredited investor, maturing September 28, 2003, bearing interest at the rate of 10% per annum. The note is now due on demand. The holder of the note is entitled to convert all or a portion of the principal and interest at any time after the maturity date into shares of common stock of the Company at a price equal to $8.00/share of the principal. The note was paid off in September 2013.	$-	$25,000

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock. The Note is convertible at the option of the holder into common stock at the rate of $20.00 per share.	30,000	30,000

One demand loan extended by an investor in March 2004 and January 2005, bearing interest at 12% per year, now due on demand. Principal in the amount of $5,000 was paid in September 2013.	10,000	15,000

One promissory note issued to an accredited investors in May 2006, originally maturing in June 2006, due on demand. The note carried interest at the rate of 10% per year and is convertible into common shares at the rate of $20.00 /share. The note was acquired by a new investor and a new note was issued for the principal and accrued interest in August 2013.	-	25,000

Two promissory notes issued to three accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share. One note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	48,000	48,000

Two promissory notes issued to three accredited investors in October 2006, maturing on January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share. One note was converted as of September 2, 2011 into common stock at the conversion price of $0.352 per share.	44,000	44,000

One promissory note issued to an accredited investors in January 2007, maturing on March 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share.	75,000	75,000

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

One promissory note issued to an accredited investor in May 2007, maturing on September 30, 2007, now due on demand. The note carried interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 12% per year. The note calls for the interest payable in common stock, calculated at $8.00 per share. The note is convertible into common shares at the rate of $8.00 /share.	25,000	25,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000.	400,000	400,000

Two promissory notes, issued in November 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1 :1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 month promissory note for $100,000, carrying interest at 15% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Six of the notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering. In April 2013, $67,021 of principal plus accrued interest was converted into 2,044 shares of Series G Preferred Stock, realizing a gain of $46,978.	85,726	152,747

One promissory note issued to an accredited investor in March 2012, maturing September 23, 2013. The note carries interest at the rate of 10% per year until maturity and is payable quarterly in common stock valued at $0.20 per share. The note is convertible into common shares at the rate of $0.20 share. The note plus accrued interest was paid off in September 2013.	-	25,000

Four promissory notes issued to an accredited investor in June and July 2012, maturing eight months after issuance. The notes carry interest at the rate of 24% per year. The notes and accrued interest were repaid in January 2013.	-	100,000

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

One promissory note issued to an accredited investor in November 2012, maturing three months after issuance. The note carries interest at the rate of 24% per year. The note and accrued interest were repaid in January 2013.	-	100,022

One promissory note issued to an accredited investor in December 2012, maturing one month after issuance. The note carries interest at the rate of 24% per year. The note and accrued interest were repaid in January 2013.	-	50,000

One promissory note was issued as Senior Secured Convertible Notes in September 2011 as part of the Debt Reorganization and Financing Agreement dated July 14, 2011. The note is convertible into Series G Preferred Stock. The note bears interest at 10% per year and matures on March 31, 2015.	29,606	29,606

Five promissory notes issued to accredited investors in March and April 2012, maturing thirty-six months after issuance. The note carries interest at the rate of 10% per year until maturity and are payable quarterly in common stock valued at $0.20 per share. The notes are convertible into common shares at the rate of $0.20 share. One note in the principal amount of $25,000 was paid off in January 2013.	74,306	39,584

Two promissory notes issued to an accredited investor in March 2013, maturing twelve months after issuance. The notes carry interest at the rate of 15% per year until maturity. The notes are convertible into common shares at the rate of $0.25/ share.	97,924	-

Four notes issued to an accredited investor in April, May and June 2013, maturing between eight to twelve months after issuance. The notes carry interest at the rate of 15% per year until maturity. The notes and accrued interest were repaid in January 2014.	191,551	-

One promissory note issued to an accredited investor in May 2013, maturing ten months after issuance. The note carries interest at the rate of 15% per year until maturity. The note is convertible into common shares at the rate of $0.20/ share.	96,012	-

One promissory note issued to an accredited investor in May 2013, maturing nine months after issuance. The note carries interest at the rate of 15% per year until maturity. The note and accrued interest was repaid in February 2014.	95,948	-

One promissory note re-issued to an accredited investor in August 2013, maturing seven months after re-issuance. The note carries interest at the rate of 10% per year until maturity. The note and accrued interest was repaid in January 2014.	53,000	-

One promissory note issued to an accredited investor in August 2013, maturing six months after issuance. The note carries interest at the rate of 15% per year until maturity.	24,197	-

Total Debt	1,380,270	1,183,959

Less short-term portion	1,276,358	1,144,375

Long-term portion	$103,912	$39,584

Included in total debt as of December 31, 2013 and 2012 of $1,380,270 and $1,183,959 is an unamortized debt discount of $70,062 and $135,417, respectively.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

Debt to affiliates is as follows:

	December 31,
	2013	2012

Promissory note issued to an accredited investor in March 2009. The note was due on September 26, 2009 and carrying interest at 24% per year.	$33,000	$33,000

Promissory note issued to an accredited investor in July 2009. The note was due on October 28, 2009 and carrying interest at 36% per year.	16,600	16,600

Purchase order financing note issued in May 2010, carry interest at 24% per year and due on demand.	100,000	100,000

One demand promissory note issued to an accredited investor in March 2012. The note carries interest at the rate of 12% per year and is payable quarterly in common stock valued at $0.20 per share. The note is convertible into common shares at the rate of $0.20 share. The note and accrued interest were repaid in January 2013.	-	75,000

Eight promissory notes issued to accredited investors in June through September 2012, maturing eight months after issuance. The notes carry interest at the rate of 24% per year. The notes and accrued interest were repaid in January 2013.	-	264,000

One promissory note issued to an accredited investor in October 2012 maturing four months after issuance. The notes carry interest at the rate of 24% per year. The note and accrued interest were repaid in January 2013.	-	500,000

Two promissory notes issued to accredited investors in December 2012 maturing one month after issuance. The notes carry interest at the rate of 24% per year. The note and accrued interest were repaid in January 2013.	-	27,500

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

Long-Term Debt to affiliates is as follows:

	December 31,
	2013	2012
Four promissory notes were issued as Senior Secured Convertible Notes in September 2011 as part of the Debt Reorganization and Financing Agreement dated July 14, 2011. The notes are convertible into common shares at a rate of $0.20/share. The notes bear interest at 10% per year and mature on March 31, 2015.	$1,425,522	$1,425,522

Eight promissory notes issued to accredited investors in May through August 2013, maturing six to nine months after issuance. The notes carry interest at the rate of 15% per year.	2,104,584	-

Four promissory notes issued to accredited investors in July 2013, maturing seven months after issuance. The notes carry interest at the rate of 12% per year.	589,544	-

Total debt to affiliates	4,269,250	2,441,622

Less short-term portion due to affiliates	2,843,728	2,441,622

Total Long-Term Debt to affiliates	$1,425,522	$-

Included in total debt as of December 31, 2013 and 2012 of $4,269,250 and $2,441,622 is an unamortized debt discount of $82,560 and $0, respectively.

The following is a schedule of future minimum debt payments as of December 31, 2013:

Year Ending December 31,
2014	$4,269,250
2015	1,380,270
Total minimum payments required	$5,649,520

During 2012, the Company issued convertible debt with a carrying value of $391,000. The convertible debt included warrants and derivatives valued at approximately $1,100,000. The Company recorded a debt discount of $391,000 and a loss from warrants/derivative issued with debt greater than debt carrying value totaling $736,000.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

2013 Modification of Debt

The following debt instruments were modified in 2013. The modification of debt included the addition of a conversion feature therefore requiring the Company to record the transaction in accordance with ASC 470 “Debt” modification of debt accounting.

At December 31, 2013, the Company had promissory notes issued to four affiliated investors with an outstanding balance of $1,455,128, which were due on demand. As of December 31, 2013, the Company reached an agreement with the investors to extend the debt for fifteen months. At the date of extension, the debt payable was $1,455,128.  The fair value of the new debt is $1,096,487, which includes the fair value of the conversion feature of $358,641.  The conversion rate on the new convertible note is $0.20 per share of common stock.  As of December 31, 2013 the loss on debt modification of $358,641 has been included in the accompanying Statement of Stockholders’ Deficit.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

9. INCOME TAX

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any tax positions that should not be recognized under FASB ASC 740-10.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2013	2012
Federal Income Tax Rate	(34.0)%	(34.0)%
State Income Tax, Net of Federal Benefit	(5.94)%	(5.94)%
Change in valuation allowance	39.94%	39.94%
Sale of New Jersey NOL	(46.0)%	(34.0)%
Effective Income Tax Rate	(46.0)%	(34.0)%

As of December 31, 2013, the Company has net operating loss carry forwards of approximately $57,000,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2031. Net operating loss carry forwards expire starting in 2024 through 2032. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

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

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2013	2012
Deferred tax assets	23,165,000	21,190,000
Less: Valuation Allowance	(23,165,000)	(21,190,000)

Net Deferred Tax Assets	$-	$-

The Company’s deferred income tax valuation allowance increased by $1,975,000 to $23,165,000 as of December 31 2013.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10. CAPITAL STOCK

a)	Series B, C, D Convertible Preferred Stock and Common Stock
Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company’s common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired. There were no cumulative cash dividends payable as of December 31, 2013 and 2012, respectively. Convertible Series D preferred shares ("Series D") are non-dividend bearing and are convertible into shares of the Company’s common stock at the option of the Company and are subject to adjustment in accordance with certain anti-dilution clauses. All Series D Preferred Shares were converted into common stock in April 2002.

a.1)	Voting Rights
The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote.

a.2)	Dividend Restrictions
No cash dividends may be declared or paid on the Company’s common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock. No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding. There were no cumulative cash dividends payable as of December 31, 2013 and 2012, respectively.

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

b.2) Designation

The rights, preferences, privileges, restrictions and other matters relating to E Preferred, as filed with the Secretary of State, Delaware, are as follows:

(1)           Dividends   The shares of E Preferred shall not bear any dividends.

(2)           Distribution of Assets Upon Liquidation   In the event the Company shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, each holder of shares of E Preferred, shall be able to share ratably in the proceeds available along with the holders of shares of Common Stock on an as converted basis (meaning for these purposes, that each share of E Preferred shall have rights equivalent to the number of shares of Common Stock into which such E Preferred is convertible).

(3)           Voting Rights   Each holder of outstanding shares of E Preferred shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the share of E Preferred held by such holder would then be convertible assuming a sufficient number of shares of Common Stock were then authorized and available for issuance, at each meeting of the stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration (including without limitation, any matter voted on together with the holders of Common Stock).  Except as provided by law, by any of the provisions contained herein or by the provisions establishing any other series of stock, holders of E Preferred shall vote together with the holders of Common Stock as a single class.

(4)           Mandatory Conversion of E Preferred      All of the shares of E Preferred shall be automatically converted into shares of Common Stock at the Conversion Rate then in effect (a "Mandatory Conversion").  The “Conversion Rate” is 10,000 shares of Common Stock for each share of E Preferred. All issued and outstanding shares of E Preferred converted into shares of common stock on March 15, 2010 at the rate of 10,000 shares of common stock for each share of E Preferred.

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

c.2) Designation

The rights, preferences, privileges, restrictions and other matters relating to F Preferred, as filed with the Secretary of State, Delaware, are as follows:

(1)           Dividends   The shares of F Preferred shall not bear any dividends.

(2)           Distribution of Assets Upon Liquidation   In the event the Company shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, each holder of shares of F Preferred, shall be able to share ratably in the proceeds available along with the holders of shares of Common Stock on an as converted basis (meaning for these purposes, that each share of F Preferred shall have rights equivalent to the number of shares of Common Stock into which such F Preferred is convertible).

(3)           Voting Rights   (a)  Each holder of outstanding shares of F Preferred shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the share of F Preferred held by such holder would then be convertible assuming a sufficient number of shares of Common Stock were then authorized and available for issuance, at each meeting of the stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration (including without limitation, any matter voted on together with the holders of Common Stock).  Except as provided by law, by any of the provisions contained herein or by the provisions establishing any other series of stock, holders of F Preferred shall vote together with the holders of Common Stock as a single class.

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

(4)           Conversion of F Preferred   At the option of the holder each share of F Preferred may be converted into fully paid and non-assessable shares of the Company’s Common Stock at the rate of 120,000 shares of Common Stock for each share of F Preferred.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

CAPITAL STOCK (continued)

d) Series G Convertible Preferred Stock

c.1) Authorized Number

Four Hundred Thousand (400,000) of the authorized shares of Preferred Stock are hereby designated “Series G Convertible Preferred Stock” par value $1.00 per share, stated value $50 (“G Preferred”).

c.2) Designation

The rights, preferences, privileges, restrictions and other matters relating to G Preferred, as filed with the Secretary of State, Delaware, are as follows:

(1)           Dividends   The shares of G Preferred shall bear a 10% annual dividend, payable quarterly in kind based on the equivalent of 90% of the average of the last ten trading day closing price of the Common Stock prior to the dividend payment date.

(2)           Distribution of Assets Upon Liquidation   In the event the Company shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, each holder of shares of G Preferred, has a liquidation preference before any payment or distribution on the Common Stock or on any other class of stock ranking junior to the G Preferred up to the Stated Value and, thereafter, shares ratably in proceeds available along with the holders of shares of Common Stock and any other share of stock entitled to payment upon liquidation.

(3)           Voting Rights   (a)  Each holder of outstanding shares of G Preferred shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the share of G Preferred held by such holder would then be convertible assuming a sufficient number of shares of Common Stock were then authorized and available for issuance, at each meeting of the stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration (including without limitation, any matter voted on together with the holders of Common Stock).  Except as provided by law, by any of the provisions contained herein or by the provisions establishing any other series of stock, holders of G Preferred shall vote together with the holders of Common Stock as a single class.

(4)           Conversion of G Preferred   At the option of the holder each share of G Preferred may be converted into fully paid and non-assessable shares of the Company’s Common Stock at the rate of 250 shares of Common Stock for each share of G Preferred. The holder of each G Preferred has anti-dilution rights whereby any Common Stock shares that are issued or sold at a price less than the Conversion Rate in effect, then the Conversion Rate shall be reduced to an amount equal to the New Securities Issuance Price.

e) Common Stock

e.1) Authorized Number

Two Billion (2,000,000,000) of the authorized shares of Common Stock are hereby designated “ Common Stock” par value $0.001 per share.

The cost of all share-based awards to employees, including grants of warrants and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of the warrant award is determined using the Black-Scholes valuation model on the date of grant. The fair value of the share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2013, there was approximately $43,125 of total unrecognized compensation cost related to non-vested warrant based compensation arrangements granted under the Company’s compensation plan. The cost is expected to be recognized over a period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

11. OPTIONS AND WARRANTS

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2013 and 2012, respectively.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS (continued)

	December 31, 2013		December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding - beginning of year	18,190,906	$0.225	7,631,544	$0.404
Warrants exercised	-	-	-	-
Warrants granted	1,140,000	0.185	10,587,500	0.129
Warrants expired	(7,500)	60.000	(28,138)	12,446

Warrants outstanding - end of year	19,323,406	$0.200	18,190,906	$0.225

Warrants price range at end of year	$0.10 - $16.00		$0.10 - $60.00

Warrants price for exercised shares	$0.00		$0.00

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS, Continued

The following table summarizes information about fixed-price warrants outstanding

Range of Exercise Prices	Number Outstanding at December 31, 2013	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.10	7,500,000	47 Mo’s	$0.10	7,500,000	$0.10
$0.17	8,033,406	92 Mo’s	$0.17	7,533,406	$0.17
$0.20	3,727,500	16 Mo’s	$0.20	3,087,500	$0.20
$16.00	62,500	72 Mo’s	$16.00	62,500	$16.00
$60.00	-		$60.00	7,500	$60.00
	19,323,406			18,190,906

Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was $457,500 and $1,280,679 in 2013 and 2012, respectively.

The cost of all share-based awards to employees, including grants of warrants and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of the warrant award is determined using the Black-Scholes valuation model on the date of grant. The fair value of the share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2013, there was approximately $43,125 of total unrecognized compensation cost related to non-vested warrant based compensation arrangements granted under the Company’s compensation plan. The cost is expected to be recognized over a period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

In 2012 the Company issued 3,000,000 warrants to an officer. The Company valued the warrants utilizing the Black Scholes method with the following inputs: stock price of $0.10, exercise price of $0.10, volatility of 177.45%, term of 5 years, risk free rate of 2.50% and dividend rate of 0%.

12. OPERATING LEASE, LICENSE AND EMPLOYMENT COMMITMENTS

The Company leases office space in Newark, NJ under an operating lease.

 The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2013:

Year Ending December 31,
2014	$50,400
2015	50,400
2016	12,600
Total minimum payments required	$113,400

Rent expense for the Company under operating leases for the years ended December 31, 2013 and 2012 was $47,282 and $37,928, respectively.

The Company entered into a license agreement with minimum royalty payments totaling $13,600,000. In the year ended December 31, 2013, $450,000 has been paid for the year ending December 31, 21014.

Year Ending December 31,
2014	$1,800,000
2015	2,100,000
2016	2,700,000
2017	3,200,000
2018	3,800,000
$13,600,000

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

13. STOCK GRANTED FOR SERVICES AND FINANCING

During the year ended December 31, 2013 the Company issued 1,637,500 shares of Common Stock valued at $202,270 and 4,000 shares of Convertible Series G Preferred Stock valued at $122,000 for services. The value of the Common Stock is the fair market value on the date of issuance.

During the year ended December 31, 2013 the Company issued 6,390,625 shares of Common Stock valued at $505,509 for compensation. The value of the Common Stock is the fair market value on the date of issuance.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

14. RELATED PARTY TRANSACTIONS

During 2013 and 2012, we also issued restricted stock awards and warrants to certain officers and directors, as follows:

Mr. James received 2,000,000 shares of common stock in January 2013 valued at $150,200, in recognition of services performed. The value of the Common Stock is the fair market value on the date of issuance.

Mr. Germano received 2,000,000 shares of common stock in January 2013 valued at $150,200, in recognition of services performed. The value of the Common Stock is the fair market value on the date of issuance.

Mr. DeLucia received 500,000 shares of common stock in January 2012 valued at $50,000, for director fees. The value of the Common Stock is the fair market value on the date of issuance.

In 2012 the Company issued 3,000,000 warrants to an officer. The Company valued the warrants utilizing the Black Scholes method with the following inputs: stock price of $0.10, exercise price of $0.10, volatility of 177.45%, term of 5 years, risk free rate of 2.50% and dividend rate of 0%.

Refer to footnote 8 for affiliated debt transactions.

15. LITIGATION

All legal matters contained within this Note to the Financial Statement have been accrued for on the Company’s balance sheet as a liability as of December 31, 2013.

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

16. SUBSEQUENT EVENTS

The Company received $3,357,144 on January 23, 2014 from the sale of the New Jersey Technology Business Tax Transfer Program. The Company paid a fee of $302,143 upon the successful receipt of the sale proceeds. The net amount the Company received was $3,055,001.

In January 2014 the Company approved issuance of 10,000 shares of Series G preferred associated with the one year extension of a $2,000,000 loan.

In January 2014 the Company paid off $528,000 of principal for notes that were outstanding as of December 31, 2013.

In February 2014 the Company increased the preferred stock, convertible Series G authorized shares to 400,000.

In March 2014 the Company approved issuance of 4,750,000 shares of common stock to certain officers and employees.

In March 2014 the Company approved issuance of 500,000 shares of common stock for director fees.

