Form 10-Q
period 2014-03-31
INERGETICS INC
filed 2014-05-15
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2014

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

Yes  ☐ No   ☒

As of May 6, 2014, 77,679,614 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$106,165	$106,773
Accounts receivable, net	319,098	472,297
Receivable from the Technology Business Tax Certificate Transfer Program	-	3,357,144
Deferred cost of goods sold	456,741	569,036
Inventories, net	1,087,506	420,186
Prepaid expenses	566,099	447,355
Total Current Assets	2,535,609	5,372,791

Patents and intangible assets, net	148,997	149,391
Goodwill	135,000	135,000
Deposits	195,806	421,191
Total Assets	$3,015,412	$6,078,373
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,420,437	$5,089,488
Deferred Revenue	1,010,178	1,269,470
Obligations to be settled in stock	939,888	699,085
Derivative liability	1,332,000	318,000
Short-term debt, net of unamortized debt discount	1,038,257	1,276,358
Short-term debt to affiliates, net of unamortized debt discount	4,219,846	2,843,728
Total Current Liabilities	11,960,606	11,496,129
Long-term debt	151,098	103,912
Long-term debt, net to affiliates	-	1,425,522
	12,111,704	13,025,563
Commitments and Contingencies
Preferred stock, Convertible Series G, authorized 400,000 par $1, stated Value $50: 217,528 and 198,074 shares issued and outstanding	9,280,126	8,743,284
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 73,229,104 and 62,461,448 shares, respectively	73,230	62,462
Additional paid-in capital	70,619,370	68,789,021
Accumulated Deficit	(89,264,063)	(84,737,002)
Total Stockholders’ Deficit	(18,376,418)	(15,690,474)
Total Liabilities and Stockholders’ Deficit	$3,015,412	$6,078,373

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Total Revenues	$479,802	$6,775
Cost of Goods Sold	362,603	4,770
Gross Profit	117,199	2,005

Research and development	4,408	-
Selling, general and administrative expense	3,140,720	1,391,896
Total operating expenses	3,145,128	1,391,896
Loss from Operations	(3,027,929)	(1,389,891)

Other Income (Expense)
Amortization of debt discount	(133,353)	(37,054)
Gain on extinguishment of debt	15,591	-
Gain (loss) on fair market valuation of derivatives	(1,014,000)	(71,000)
Interest and financing cost, net	(367,370)	(80,807)
Total Other Income (Expense)	(1,499,132)	(188,861)
Loss before Provision for Income taxes	(4,527,061)	(1,578,752)
State taxes	-	3,499
Net Loss	(4,527,061)	(1,582,251)
Preferred Dividend	258,438	441,900
Net Loss applicable to common shareholders	$(4,785,499)	$(2,024,151)

Net Loss per Common Share - Basic and Diluted	$(0.08)	$(0.04)

Weighted Average Number of common shares outstanding - Basic and Diluted	64,008,126	48,265,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(4,527,061)	$(1,582,251)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operations
Loss on fair market valuation of derivatives	1,014,000	71,000
Depreciation and amortization	394	144
Common Stock issued for financing expenses	3,082	-
Preferred Stock issued for financing expenses	36,378	-
Common Stock issued for services	86,905	42,000
Common stock issued for compensation	1,323,883	450,600
Amortization of Prepaid expenses paid for in stock	-	-
Gain on extinguishment of debt	(15,591)	-
Accretion of debt discount	133,353	37,054

Changes in Assets and Liabilities
Decrease in accounts receivable	153,199	-
Decrease in receivable from Technology Business Tax Certificate Transfer Program	3,357,144	2,209,715
(Increase) in inventories	(667,320)	(100,924)
Decrease in deferred cost of goods sold	112,295	-
(Increase) Decrease in prepaid expenses	(205,649)	346,587
(Increase) in note receivable	-	(5,680)
(Increase) Decrease in deposits	225,385	(4,666)
(Decrease) in accounts payable and accrued expenses	(543,714)	(262,632)
(Decrease) in deferred Revenue	(259,292)	-

Net Cash Provided by Operating Activities	227,391	1,200,947

Cash Flows from Investing Activities
Acquisition of business	-	(75,000)
Net Cash Used in Investing Activities	-	(75,000)

Cash Flows from Financing Activities
Proceeds from debt	300,000	130,000
Repayment of debt	(528,000)	(1,171,522)
Net Cash Used in Financing Activities	(228,000)	(1,041,522)

Net Increase in Cash	(609)	84,425
Cash at beginning of period	106,774	8,846
Cash at end of period	$106,165	$93,271

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$213,621	$85,575
Income Taxes	$-	$3,499

Non-cash
Common Stock issued for prepaid services (8,037,500 shares)	$-	$84,000
Issuance of G shares as Preferred dividend (4,135 and 8,838 shares)	$258,438	$441,900
Change in liability of stock to be Issued	$240,803	$-
Issuance of G shares for Business Acquisition	$-	$140,000

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2013 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

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

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).   Upon shipment to various customers when all performance obligations are met and collectability is reasonably assured revenue is recognized.   Upon shipment to specific customers with the right of return the Company defers revenues as returns are not reasonably estimable.   As of March 31, 2014 and December 31, 2013, deferred revenue totaled $1,010,178 and $1,268,470, respectively.

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue consists substantially of amounts billed or payments received in advance of revenue recognition. Deferred cost of goods sold as of March 31, 2014 and December 31, 2013 of $456,741 and $569,036, respectively, related to deferred product revenues includes direct product costs. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of goods sold are recognized.

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

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the Three months ended March 31, 2014 and 2013 and has accumulated a deficit of approximately $ 89 million at March 31, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3.         BUSINESS ACQUISITION

On January 9, 2013 (the “Acquisition date”), the Company entered into a definitive agreement pursuant to which it acquired, through its Millennium Biotechnologies, Inc. wholly-owned subsidiary, the trademark of Bikini Ready® and the brand SlimTrim™. Under the agreement the Company acquired the URL’s, formula and customer list. Under the terms of this agreement the Company paid $ 100,000 cash and 8,000 shares of Series G preferred stock valued at $ 140,000 .

The transaction was accounted for as a purchase business combination. The results from operations for the period from acquisition date to March 31, 2014 have been included in the Company’s condensed consolidated statement of operations. Pro forma information with respect to the acquisition are not included in these financial statements as the information is not material.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s Martha Stewart Essentials, SURGEX®, RESURGEX ESSENTIAL ®, Bikini Ready® and SlimTrim™ product lines. Cost-of-goods sold are calculated using the average costing method. Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Finished Goods	$1,029,452	$378,472
Packaging	58,054	41,714
	1,087,506	420,186
Less: Reserve for obsolescence	-	-
Total	$1,087,506	$420,186

6. PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and licensing agreements.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2014	2013
Accounts payable	$2,527,020	$2,866,017
Owed to officer	5,650	16,088
Accrued interest	411,269	1,016,584
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	143,648	824,492
Accrued professional fees	196,976	230,433
	$3,420,437	$5,089,488

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. SHORT TERM DEBT, NET OF DEBT DISCOUNT

In the first Three months of 2014, the Company realized gross proceeds of $ 300,000 in new cash. Proceeds from the sale of its 12% to 15.0% twelve month Unsecured Convertible Notes, in the aggregate original principal amount of $ 300,000 (the “Notes”) to accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investors into shares of Common Stock at the Conversion Price of $ .20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

Unsecured Notes, net debt discount, consist of the following:

	March 31,	December 31,
	2014	2013
Unsecured Convertible Notes	$1,261,867	$1,450,333
Debt discount	(72,512)	(70,063)
	1,189,355	1,380,270
Less long term portion	151,098	1,276,358
Short term portion	$1,038,257	$103,912

The Company committed to issue 561,918 shares of common stock for origination fees during the three months ended March 31, 2014 and recorded a debt discount of $ 77,207.

Gain on Troubled Debt Restructuring

2014 Modification of Debt

The following debt instruments were modified in 2014. The modification of debt included the addition of a conversion feature therefore requiring the Company to record the transaction in accordance with ASC 470 “Debt” modification of debt accounting.

At December 31, 2013, the Company had promissory notes issued to one affiliated investor with an outstanding balance of $2,000,000, which were due on demand. During January 2014, the Company reached an agreement with the investor to extend the debt for twelve months. At the date of extension, the debt payable was $2,000,000. The fair value of the new debt is $1,791,713. As of March 31, 2013 the loss on debt modification of $208,287 has been included in the Stockholders’ Deficit.

At December 31, 2013, the Company had promissory notes issued to three accredited investors with an outstanding balance of $249,535, which were due on demand. During January 2014, the Company reached an agreement with the investors to extend the debt for six to twelve months. At the date of extension, the debt payable was $249,535. The fair value of the new debt is $223,548. The conversion rate on the new convertible note is $0.20 per share of common stock. As of March 31, 2013 the loss on debt modification of $25,987 has been included in the Statement of Operations. The loss incurred with debt restructuring approximates $0.00 per share.

At December 31, 2013, the Company had Notes issued to two accredited investors in March 2004 and August 2013 with an outstanding principal and interest balance of $111,978, which were due on demand. In January 2014, the Company reached an agreement with the investors to convert into 275,000 shares of common stock plus $43,725 in cash as full settlement. The debt and accrued interest was valued at $111,978 which exceeded the fair market value of the common stock and cash by $41,5778. The difference resulted in a gain on troubled debt restructuring of $41,578 has been included in the Statement of Operations in the three months ended March 31, 2014. The gain incurred with debt restructuring approximates $0.00 per share.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM DEBT, Continued

The Secured Promissory Unit Note issued in November 2009 with the principal amount outstanding of $ 85,726 and accrued interest of $59,163 as of March 31, 2014 is in default due to non-payment. The Secured Promissory Unit Note in the original amount of $85,726 and interest accrued thereon was originally repayable in five quarterly installments beginning 18 months after issue.

9. SHORT TERM DEBT – RELATED PARTIES, NET OF DEBT DISCOUNT

In the three months ended March 31, 2014, the Company realized gross proceeds of $ 100, from the sale of its 12.0 % six month Unsecured Convertible Notes and Secured Promissory Notes, in the aggregate original principal amount of $100,000 (the “Notes”) to an accredited investor (the “Investor”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The Company may prepay the Notes at any time without penalty to the Investors.

The Company issued 125,000 shares of common stock for origination fees during the three months ended March 31, 2014, in connection with this debt and recorded a debt discount of $26,740.

10. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis

	Fair Value at
	March 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$1,332,000	-	-	$1,332,000
	$1,332,000	-	-	$1,332,000

	Fair Value at
	December 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$318,000	-	-	$318,000
	$318,000	-	-	$318,000

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE MEASUREMENTS, Continued

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the three months ended March 31, 2014:

March 31,
2014
Balance at December 31, 2013	$318,000
Derivative converted into Equity	(8,000)
Change in fair market value of Conversion Feature	1,022,000
Balance at March 31, 2014	$1,332,000

11. WARRANTS

Warrant activity for the three months ended March 31, 2014 is as follows:

		Weighted
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term In	Intrinsic
	Warrants	Price	Months	Value
Outstanding at December 31, 2013	19,323,406	$0.200	63	$300,000

Granted	-	-	55	-

Exercised	(531,262)	0.104	-	-

Expired or cancelled	-	-	-	-

Outstanding and exercisable at March 31, 2014	18,792,144	$0.197	11-92	$1,878,967

13. COMMITMENTS AND CONTINGENCIES

The Company entered into a license agreement with minimum royalty payments totaling $ 1,800,000 , $ 2,100,000 , $ 2,700,000 , $ 3,200,000 and $ 3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $ 900,000 was paid as of March 31, 2014 and recorded in prepaid expenses.

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

Results of Operations for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the quarter ended March 31, 2014 totaled $479,802 an increase of 6,982% from the quarter ended March 31, 2012 which totaled $6,775. The primary reason for the increase was due to the Company’s introduction of Martha Stewart Essentials and the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the quarter ended March 31, 2014. The introduction of these brands continues to show growth into the second quarter of 2014.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the quarter ended March 31, 2014 amounted to $117,119 for a 24% gross margin. Gross profit increased $115,194 or 5745% for the quarter ended March 31, 2014 compared to $2,005 for the quarter ended March 31, 2013.  The increase in gross profit is a result of higher sales in the quarter ended March 31, 2014.

After research and development cost and selling, general and administrative expenses of $3,145,128, the Company realized an operating loss of $3,027,929 for the quarter ended March 31, 2014.  Operating losses of $3,027,929 increased $1,753,232 or 126% as compared to the first quarter of 2013 operating loss of $1,389,891.  The majority of the increase was due to the increase in promotion and royalty for the launch of the various products into the retail in the amount of $890,292.  Additional employees were hired to support the infrastructure of the business in addition to stock awards in the amount of $980,652.   There was an reduction in other professional fees in the amount of $235,404.

Non-operating expenses totaled $1,499,132 for the quarter ended March 31, 2014 an increase of 694% or $1,310,271 as compared to $188,861 for the quarter ended March 31, 2013.  The increase in non-operating expenses of $1,310,271 was due to the accretion of debt discount in the amount of $133,353 and a increase in loss associated with the fair value of the derivative instruments issued with the convertible debt in the amount of $943,000. There was an increase in interest expense of $286,563 due to more debt outstanding.

The net result for the quarter ended March 31, 2014 was a loss of $4,785,499 or $0.07 per share which included a preferred dividend on the Series G stock in the amount of $258,438, compared to a loss of $2,024,151 or $0.04 per share for the first quarter of 2013. The net loss for the first quarter of 2014 increased by $2,761,348 or 136% as compared to the first quarter of 2013, primarily due to an increase in selling, general and administrative expenses and accretion of debt discount, increase loss of derivatives and increased interest expense due to additional debt outstanding. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the three months ended March 31, 2014 and the year ended December 31, 2014 and has accumulated a deficit of $89,264,063 at March 31, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the three months of 2014, the Company obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $300,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $9,424,997.  During the first three months of 2014 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

The Company entered into a license agreement with minimum royalty payments totaling $1,800,000, $2,100,000, $2,700,000, $3,200,000 and $3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $900,000 was paid as of March 31, 2014. Total royalaties due through March 31, 2014 of $900,000 are to be paid quarterly on the first day of the quarter commencing April 1, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective, as of the March 31, 2014, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

See Note 3 and Note 8 to the Condensed Consolidated Financial Statements in Part I above.

Item 3 Defaults Upon Senior Securities

See Note 8 to the Condensed Consolidated Financial Statements in Part I above.

Item 4 Mine Safety Disclosures

Not Applicable

Item 5 Other Information

- None

Item 6 a) Exhibits

31.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: May 15, 2014	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

