Form 10-Q
period 2014-06-30
INERGETICS INC
filed 2014-08-14
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2014

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

Yes  ☐ No   ☒

As of August 6, 2014, 89,353,268 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$15,313	$106,773
Accounts receivable, net	583,297	472,297
Receivable from the Technology Business Tax Certificate Transfer Program	-	3,357,144
Deferred cost of goods sold	493,539	569,036
Inventories, net	972,526	420,186
Prepaid expenses	462,849	447,355
Total Current Assets	2,527,524	5,372,791

Patents and intangible assets, net	148,603	149,391
Goodwill	135,000	135,000
Deposits	201,099	421,191
Total Assets	$3,012,226	$6,078,373
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,551,849	$5,089,488
Deferred Revenue	1,075,182	1,269,470
Obligations to be settled in stock	849,433	699,085
Derivative liability	790,000	318,000
Short-term debt, net of unamortized debt discount	2,403,645	1,276,358
Short-term debt to affiliates, net of unamortized debt discount	3,756,709	2,843,728
Total Current Liabilities	12,426,818	11,496,129
Long-term debt	259,479	103,912
Long-term debt, net to affiliates	-	1,425,522
	12,686,297	13,025,563
Commitments and Contingencies
Preferred stock, Convertible Series G, authorized 400,000 par $1, stated Value $50: 215,281 and 198,074 shares issued and outstanding	9,092,217	8,743,284
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 82,295,000 and 62,461,448 shares, respectively	82,295	62,462
Additional paid-in capital	71,463,122	68,789,021
Accumulated Deficit	(90,506,750)	(84,737,002)
Total Stockholders’ Deficit	(18,766,288)	(15,690,474)
Total Liabilities and Stockholders’ Deficit	$3,012,226	$6,078,373

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Revenues	$523,615	$66,667	$1,003,417	$73,442
Cost of Goods Sold	310,437	50,475	673,040	55,245
Gross Profit	213,178	16,192	330,377	18,197

Research and development	8,521	-	12,929	-
Selling, general and administrative expense	1,555,511	866,787	4,696,231	2,258,683
Total operating expenses	1,564,032	866,787	4,709,160	2,258,683
Loss from Operations	(1,350,854)	(850,595)	(4,378,783)	(2,240,486)

Other Income (Expense)
Amortization of debt discount	(35,650)	(45,078)	(169,003)	(82,132)
Gain on extinguishment of debt	2,787	46,978	18,378	46,978
Gain (loss) on fair market valuation of derivatives	542,000	35,000	(472,000)	(36,000)
Interest and financing cost, net	(400,970)	(118,502)	(768,340)	(199,309)
Total Other Income (Expense)	108,167	(81,602)	(1,390,965)	(270,463)
Loss before Provision for Income taxes	(1,242,687)	(932,197)	(5,769,748)	(2,510,949)
State taxes	-	(500)	-	(3,999)
Net Loss	(1,242,687)	(932,697)	(5,769,748)	(2,514,948)
Preferred Dividend	(321,525)	(302,000)	(579,963)	(743,900)
Net Loss applicable to common shareholders	$(1,564,212)	$(1,234,697)	$(6,349,711)	$(3,258,848)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.09)	$(0.06)

Weighted Average Number of common shares outstanding - Basic and Diluted	78,183,619	53,022,927	71,135,031	50,657,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(5,769,746)	$(2,514,948)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operations
Loss on fair market valuation of derivatives	472,000	36,000
Depreciation and amortization	788	763
Common Stock issued for financing expenses	17,365	-
Preferred Stock issued for financing expenses	262,418	-
Common Stock issued for services	199,609	59,500
Common stock issued for compensation	1,332,883	450,600
Amortization of Prepaid expenses paid for in stock	-	-
Gain on extinguishment of debt	(18,378)	(46,978)
Accretion of debt discount	169,003	82,132

Changes in Assets and Liabilities
(Increase) in accounts receivable	(111,000)	(55,971)
Decrease in receivable from Technology Business Tax Certificate Transfer Program	3,357,144	2,209,715
(Increase) in inventories	(552,340)	(138,297)
Decrease in deferred cost of goods sold	75,497	-
(Increase) Decrease in prepaid expenses	(215,103)	22,073
(Increase) in note receivable	-	(5,128)
(Increase) of intangible assets	-	(41,000)
(Increase) Decrease in deposits	220,092	(4,666)
(Decrease) in accounts payable and accrued expenses	(304,434)	22,572
(Decrease) in customer deposits	-	(39,970)
(Decrease) in deferred revenue	(194,288)	-

Net Cash (Used in) Provided by Operating Activities	(1,058,490)	36,397

Cash Flows from Investing Activities
Acquisition of business	-	(75,000)
Net Cash Provide by Investing Activities	-	(75,000)

Cash Flows from Financing Activities
Proceeds from debt	1.495,030	1,203,090
Repayment of debt	(528,000)	-
Net Cash Used in Financing Activities	967.030	31,568

Net Decrease in Cash	(91,460)	(7,035)
Cash at beginning of period	106,773	8,846
Cash at end of period	$15,313	$1,811

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$213,621	$85,575
Income Taxes	$-	$3,999

Non-cash
Common Stock issued for prepaid services (1,850,000 shares)	$399,163	$-
Issuance of G shares as Preferred dividend (9,851 and 14,878 shares)	$579,963	$743,900
Change in liability of stock to be Issued	$150,348	$333,863
Issuance of G shares for Business Acquisition	$-	$140,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary and are prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and balances have been eliminated.

Certain information in footnote disclosure normally included in the financial statements have been condensed or omitted and the financial statements might not be indicative of a full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year-ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed on March 31, 2014.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).   Upon shipment to various customers when all performance obligations are met and collectability is reasonably assured revenue is recognized.   Upon shipment to specific customers with the right of return the Company defers revenues as returns are not reasonably estimable.   As of June 30, 2014 and December 31, 2013, deferred revenue totaled $1,075,182 and $1,269,470, respectively.

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue consists substantially of amounts billed or payments received in advance of revenue recognition. Deferred cost of goods sold as of June 30, 2014 and December 31, 2013 of $493,539 and $569,036, respectively, related to deferred product revenues includes direct product costs. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of goods sold are recognized.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the six months ended June 30, 2014 and 2013 and has accumulated a deficit of approximately $91 million at June 30, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s Martha Stewart Essentials, SURGEX®, RESURGEX ESSENTIAL ®, Bikini Ready® and SlimTrim™ product lines. Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Finished Goods	$912,574	$378,472
Packaging	59,952	41,714
	972,526	420,186
Less: Reserve for obsolescence	-	-
Total	$972,526	$420,186

5.	PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and licensing agreements.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2014	2013
Accounts payable	$2,567,449	$2,866,017
Owed to officer	30,650	16,088
Accrued interest	453,827	1,016,584
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	113,615	824,492
Accrued professional fees	250,434	230,433
	$3,551,849	$5,089,488

INERGETICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	SHORT TERM DEBT, NET OF DEBT DISCOUNT

In the first Six months of 2014, the Company realized gross proceeds of $1,495,030 in new cash. Proceeds from the sale of its 12% to 15.0% twelve month Unsecured Convertible Notes and Unsecured Notes, in the aggregate original principal amount of $1,495,030 (the “Notes”) to accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. For the convertible notes, the outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price of $ .20 per share.  The Company may prepay the Notes at any time without penalty to the Investors.

Unsecured Notes, net debt discount, consist of the following:

	June 30,	December 31,
	2014	2013
Unsecured Convertible Notes	$2,739,271	$1,450,333
Debt discount	(76,147)	(70,063)
	2,663,124	1,380,270
Less long term portion	259,479	103,912
Short term portion	$2,403,645	$1,276,358

The Company committed to issue 561,918 shares of common stock for origination fees during the Six months ended June 30, 2014 and recorded a debt discount of $ 77,207.

Gain on Troubled Debt Restructuring

2014 Modification of Debt

The following debt instruments were modified in 2014. The modification of debt included the addition of a conversion feature therefore requiring the Company to record the transaction in accordance with ASC 470 “Debt” modification of debt accounting.

At December 31, 2013, the Company had promissory notes issued to one affiliated investor with an outstanding balance of $2,000,000, which were due on demand. During January 2014, the Company reached an agreement with the investor to extend the debt for twelve months. At the date of extension, the new debt payable was $2,000,000. The new debt incurred origination fees paid through the issuance of Series G preferred stock valued at $232,500, resulting in an adjustment to Stockholders’ Deficit.

At December 31, 2013, the Company had promissory notes issued to three accredited investors with an outstanding balance of $249,535, which were due on demand. During January 2014, the Company reached an agreement with the investors to extend the debt for six to twelve months. At the date of extension, the debt payable was $249,535. The fair value of the new debt is $223,548. The conversion rate on the new convertible note is $0.20 per share of common stock. As of June 30, 2014 the loss on debt modification of $25,987 has been included in the Statement of Operations. The loss incurred with debt restructuring approximates $0.00 per share.

At December 31, 2013, the Company had Notes issued to six accredited investors with an outstanding principal and interest balance of $465,872, which were due on demand. In the six months ended June 30, 2014, the Company reached an agreement with the investors to convert into 1,336,918 shares of common stock plus $43,725 in cash as full settlement. The debt and accrued interest was valued at $506,801 which exceeded the fair market value of the common stock and cash by $18,378. The difference resulted in a gain on troubled debt restructuring of $18,378 has been included in the Statement of Operations in the six months ended June 30, 2014. The gain incurred with debt restructuring approximates $0.00 per share.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT TERM DEBT – RELATED PARTIES, NET OF DEBT DISCOUNT

In the Six months ended June 30, 2014, the Company realized gross proceeds of $ 1,085,030, from the sale of its 12.0 % six month Unsecured Convertible Notes and Secured Promissory Notes, in the aggregate original principal amount of $100,000 (the “Notes”) to an accredited investor (the “Investor”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The Company may prepay the Notes at any time without penalty to the Investors.

The Company issued 125,000 shares of common stock for origination fees during the Six months ended June 30, 2014, in connection with this debt and recorded a debt discount of $26,740.

9.	FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis

	Fair Value at
	June 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$790,000	-	-	$790,000
	$790,000	-	-	$790,000

	Fair Value at
	December 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$318,000	-	-	$318,000
	$318,000	-	-	$318,000

INERGETICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE MEASUREMENTS, Continued

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the Six months ended June 30, 2014:

June 30,
2014
Balance at December 31, 2013	$318,000
Derivative converted into Equity	(8,000)
Change in fair market value of Conversion Feature	480,000
Balance at June 30, 2014	$790,000

10.	WARRANTS

Warrant activity for the six months ended June 30, 2014 is as follows:

		Weighted
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term In	Intrinsic
	Warrants	Price	Months	Value
Outstanding at December 31, 2013	19,323,406	$0.200	63	$300,000

Granted	-	-	-	-

Exercised	(531,262)	0.104	-	-

Expired or cancelled	-	-	-	-

Outstanding and exercisable at June 30, 2014	18,792,144	$0.197	8-88	$-

11.	COMMITMENTS AND CONTINGENCIES

The Company entered into a license agreement with minimum royalty payments totaling $ 1,800,000, $ 2,100,000, $ 2,700,000, $ 3,200,000 and $ 3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $1,350,000 was paid as of June 30, 2014 and recorded in prepaid expenses.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENTS

During the third quarter, the Company was not able to make the payment that was due July 1, 2014 to Martha Stewart Living Omnimedia pursuant to our license agreement. While we are in discussions to work out terms of payment, we most likely will need to raise additional funds to meet our obligations under the license agreement.

During the third quarter of 2013 the Company received $1,000,000 net proceeds and issued a 12% secured subordinated convertible promissory note to the Investor in the principal amount of $1,500,000 (the “Note”) and a Common Stock Purchase Warrant (the “Warrant”) to purchase 2,500,000 shares of the Company’s Common Stock (the “Common Stock”). Principal and interest (at the rate of 12% per annum) is due and payable under the Note on July 14, 2015. If the Company files a registration statement with the Securities and Exchange Commission (the SEC”) covering the resale of the shares of Common Stock issuable upon conversion of the Note and exercise of the Warrant on or before 45 days after July 14, 2014, the principal amount of the Note shall be reduced by $200,000, and if the registration statement is declared effective by the SEC within 120 days of July 14, 2014, the principal amount of the Notes shall be further reduced by $300,000. Principal and accrued but unpaid interest is convertible into shares of the Company’s Common Stock at a price (the “Conversion Price”) equal the lesser (i) $0.35 per share, or (ii) 62% of the lowest trading price of the Common Stock as quoted by Bloomberg L.P. for the ten trading days immediately preceding the date of conversion (subject to adjustments as provided in the Note). However, in no event shall the Conversion Price be less than $0.031 per share (the “Floor Price”). The Company filed a registration statement with the Securities and Exchange Commission on August 1, 2014, reducing the principal amount by $200,000 to $1,300,000.

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

Results of Operations for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the quarter ended June 30, 2014 totaled $523,615 an increase of 685% from the quarter ended June 30, 2013 which totaled $66,667. The primary reason for the increase was due to the Company’s distribution of Martha Stewart Essentials and the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the quarter ended June 30, 2014. The introduction of these brands continues to show growth into the third quarter of 2014.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the quarter ended June 30, 2014 amounted to $213,178 for a 41% gross margin. Gross profit increased $196,986 or 1,217% for the quarter ended June 30, 2014 compared to $16,192 for the quarter ended June 30, 2013.  The increase in gross profit is a result of higher sales in the quarter ended June 30, 2014.

After research and development cost and selling, general and administrative expenses of $1,564,032, the Company realized an operating loss of $1,350,854 for the quarter ended June 30, 2014.  Operating losses of $1,350,854 increased $500,259 or 59% as compared to the first quarter of 2013 operating loss of $850,595.  The majority of the increase was due to the increase in promotion and royalty for the launch of the various products into the retail in the amount of $477,384.  Additional employees were hired to support the infrastructure of the business in addition to stock awards in the amount of $66,225.   There was a reduction in other professional fees in the amount of $56,304.

Non-operating expenses totaled $108,167 for the quarter ended June 30, 2014 an increase of 233% or $189,769 as compared to income of $81,602 for the quarter ended June 30, 2013.  The increase in non-operating expenses of $189,769 was due to the decrease in accretion of debt discount in the amount of $9,428 and an increase in gain associated with the fair value of the derivative instruments issued with the convertible debt in the amount of $507,000. There was an increase in interest expense of $282,468 due to more debt outstanding. There was an decrease in the gain on extinguishment of debt in the amount of $44,191 compared to the quarter ended June 30, 2013.

The net result for the quarter ended June 30, 2014 was a loss of $1,564,212 or $0.02 per share which included a preferred dividend on the Series G stock in the amount of $321,525, compared to a loss of $1,234,697 or $0.02 per share for the second quarter of 2013. The net loss for the second quarter of 2014 increased by $329,515 or 27% as compared to the second quarter of 2013, primarily due to an increase in selling, general and administrative expenses and increased interest expense due to additional debt outstanding. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

 Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the six months ended June 30, 2014 totaled $1,003,417 an increase of 1,266% from the six months ended June 30, 2013 which totaled $73,442. The primary reason for the increase was due to the Company’s distribution of Martha Stewart Essentials and the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the six months ended June 30, 2014. The introduction of these brands continues to show growth into the third quarter of 2014.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the six months ended June 30, 2014 amounted to $330,377 for a 33% gross margin. Gross profit increased $312,180 or 1,716% for the six months ended June 30, 2014 compared to $18,197 for the six months ended June 30, 2013.  The increase in gross profit is a result of higher sales in the six months ended June 30, 2014.

After research and development cost and selling, general and administrative expenses of $4,709,160, the Company realized an operating loss of $4,378,783 for the six months ended June 30, 2014.  Operating losses of $4,378,783 increased $2,240,486 or 95% as compared to the first six months of 2013 operating loss of $2,240,486.  The majority of the increase was due to the increase in promotion and royalty for the launch of the various products into the retail in the amount of $1,358,041.  Additional employees were hired to support the infrastructure of the business in addition to stock awards in the amount of $1,050,387.   There was a reduction in other professional fees in the amount of $45,409.

Non-operating expenses totaled $1,390,965 for the six months ended June 30, 2014 an increase of 414% or $1,120,502 as compared to $270,463 for the six months ended June 30, 2013.  The increase in non-operating expenses of $1,120,502 was due to the increase in accretion of debt discount in the amount of $86,871 and an increase in loss associated with the fair value of the derivative instruments issued with the convertible debt in the amount of $436,000. There was an increase in interest expense of $569,031 due to more debt outstanding. There was a decrease in the gain on extinguishment of debt in the amount of $28,600 compared to the six months ended June 30, 2013.

The net result for the six months ended June 30, 2014 was a loss of $6,349,711 or $0.09 per share which included a preferred dividend on the Series G stock in the amount of $579,963, compared to a loss of $3,258,848 or $0.06 per share for the six months of 2013. The net loss for the six months of 2014 increased by $3,090,863 or 95% as compared to the six months of 2013, primarily due to an increase in selling, general and administrative expenses and accretion of debt discount, increase loss of derivatives and increased interest expense due to additional debt outstanding. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company. The Company has been operating with negative cash flows for the past 13 years.

The Company incurred substantial net losses for the six months ended June 30, 2014 and the year ended December 31, 2014 and has accumulated a deficit of $90,506,748 at June 30, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the six months of 2014, the Company obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $1,495,030.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $9,899,294.  During the first six months of 2014 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

The Company entered into a license agreement with minimum royalty payments totaling $1,800,000, $2,100,000, $2,700,000, $3,200,000 and $3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $1,350,000 was paid as of June 30, 2014. Total royalties due through June 30, 2014 of $1,350,000 are to be paid quarterly on the first day of the quarter commencing April 1, 2014.

During the third quarter, the Company was not able to make the payment that was due July 1, 2014 to Martha Stewart Living Omnimedia pursuant to our license agreement. While we are in discussions to work out terms of payment, we most likely will need to raise additional funds to meet our obligations under the license agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective, as of the June 30, 2014, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

INERGETICS, INC.

Date: August 14, 2014	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

