Form 10-Q
period 2014-09-30
INERGETICS INC
filed 2014-11-14
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2014

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

Yes  ☐ No   ☒

As of November 10, 2014, 114,655,493 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$12,613	$106,773
Accounts receivable, net	207,310	472,297
Receivable from the Technology Business Tax Certificate Transfer Program	-	3,357,144
Deferred cost of goods sold	338,054	569,036
Inventories, net	992,227	420,186
Prepaid expenses	249,287	447,355
Total Current Assets	1,799,491	5,372,791

Patents and intangible assets, net	148,209	149,391
Goodwill	135,000	135,000
Deposits	87,116	421,191
Total Assets	$2,169,816	$6,078,373
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,247,306	$5,089,488
Deferred Revenue	756,922	1,269,470
Obligations to be settled in stock	658,620	699,085
Derivative liability	3,929,000	318,000
Short-term debt, net of unamortized debt discount	3,376,897	1,276,358
Short-term debt to affiliates, net of unamortized debt discount	3,819,778	2,843,728
Total Current Liabilities	15,788,523	11,496,129
Long-term debt	-	103,912
Long-term debt, net to affiliates	-	1,425,522
	15,788,523	13,025,563
Commitments and Contingencies
Preferred stock, Convertible Series G, authorized 400,000 par $1, stated Value $50: 218,086 and 198,074 shares issued and outstanding	8,956,898	8,743,284
Stockholders’ Deficit
Preferred stock:
Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Convertible Series D, par value $1; 0 shares issued and outstanding	-	-
Convertible Series E, par value$1; 0 shares issued and outstanding	-	-
Convertible Series F, par value $1; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 100,490,706 and 62,461,448 shares, respectively	100,491	62,462
Additional paid-in capital	72,053,952	68,789,021
Accumulated Deficit	(94,925,093)	(84,737,002)
Total Stockholders’ Deficit	(22,575,605)	(15,690,474)
Total Liabilities and Stockholders’ Deficit	$2,169,816	$6,078,373

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Revenues	$430,242	$203,348	$1,433,659	$276,790
Cost of Goods Sold	360,167	228,117	1,033,207	283,362
Gross Profit	70,075	(24,769)	400,452	(6,572)

Research and development	10,619	5,807	23,548	5,807
Selling, general and administrative expense	1,294,042	2,209,577	5,990,273	4,468,260
Total operating expenses	1,304,661	2,215,384	6,013,821	4,474,067
Loss from Operations	(1,234,586)	(2,240,153)	(5,613,369)	(4,480,639)

Other Income (Expense)
Amortization of debt discount	(51,327)	(165,271)	(220,330)	(247,403)
Gain on extinguishment of debt	-	-	18,378	46,978
Loss from warrants/derivatives issued with debt greater than debt carrying value	(2,043,000)	-	(2,043,000)	-
Gain(loss) on fair market valuation of derivatives	(1,096,000)	100,000	(1,568,000)	64,000
Interest and financing cost, net	8,070	(376,747)	(760,270)	(576,056)
Total Other Income (Expense)	(3,182,257)	(442,018)	(4,573,222)	(712,481)
Loss before Provision for Income taxes	(4,416,843)	(2,682,171)	(10,186,591)	(5,193,120)
State taxes	(1,500)	(1,500)	(1,500)	(5,499)
Net Loss	(4,418,343)	(2,683,671)	(10,188,091)	(5,198,619)
Preferred Dividend	(459,280)	(374,900)	(1,039,243)	(1,118,800)
Net Loss applicable to common shareholders	$(4,877,623)	$(3,058,571)	$(11,227,334)	$(6,317,419)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.05)	$(0.14)	$(0.12)

Weighted Average Number of common shares outstanding - Basic and Diluted	92,397,477	58,692,339	78,300,398	53,365,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(10,188,091)	$(5,198,619)
Adjustments to Reconcile Net Loss to Net Cash Used In Operations
(Gain) Loss on fair market valuation of derivatives	1,568,000	(64,000)
Depreciation and amortization	1,182	1,158
Common Stock issued for financing expenses	4,952	16,026
Preferred Stock issued for financing expenses	273,394	-
Common Stock issued for services	245,931	269,600
Common stock issued for compensation	1,462,515	450,600
Gain on extinguishment of debt	(18,378)	(46,978)
Accretion of debt discount	220,330	247,403
Warrants issued for compensation	-	73,800
Equity instruments issued with debt greater than debt carrying amount	2,043,000	-

Changes in Assets and Liabilities
(Increase) in accounts receivable	264,987	(844,321)
Decrease in receivable from Technology Business Tax Certificate Transfer Program	3,357,144	2,209,715
(Increase) in inventories	(572,041)	(316,735)
Decrease in deferred cost of goods sold	230,982	(607,806)
(Increase) Decrease in prepaid expenses	(47,863)	239,837
(Increase) of intangible assets	-	(41,000)
(Increase) Decrease in deposits	334,075	(421,866)
(Decrease) in accounts payable and accrued expenses	(778,762)	1,701,020
(Decrease) in customer deposits	-	(39,970)
(Decrease) in deferred revenue	(512,548)	1,358,186

Net Cash Provided by Operating Activities	(2,111,191)	(1,013,950)

Cash Flows from Investing Activities
Acquisition of business	-	(100,000)
Net Cash Used in Investing Activities	-	(100,000)

Cash Flows from Financing Activities
Proceeds from debt	2,545,030	3,331,688
Repayment of debt	(528,000)	(1,251,522)
Net Cash Used in Financing Activities	2,017,030	2,080,166

Net Decrease in Cash	(94,161)	966,216
Cash at beginning of period	106,774	8,846
Cash at end of period	$12,613	$975,062

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$213,621	$85,575
Income Taxes	$-	$5,499

Non-cash
Common Stock issued for prepaid services (1,850,000 shares)	$399,163	$-
Issuance of G shares as Preferred dividend (24,548 and 22,376 shares)	$1,039,243	$1,118,800
Change in liability of stock to be Issued	$40,465	$130,809
Issuance of G shares for Business Acquisition	$-	$140,000

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

Millennium was incorporated in the State of Delaware on November 9, 2000 and is located in New Jersey.  Millennium is a research based bio-nutraceutical corporation involved in the field of nutritional science.  Millennium’s principal source of revenue is from sales of its nutraceutical supplements, Resurgex Select® and Resurgex Essential™ and Resurgex Essential Plus™ which serve as a nutritional support for immuno-compromised individuals undergoing medical treatment for chronic debilitating diseases. Millennium has developed Surgex for the sport nutritional market. The Company acquired Bikini Ready®, a leader in weight loss lifestyle solutions and SlimTrim™, the affordable, premium value diet brand. The Company has a licensing agreement to sell the Martha Stewart Essentials line of supplements.   The Company’s efforts going forward will focus on sales of Martha Stewart Essentials™ line of supplements, Surgex in powder and pill forms as well as powder and pills for Bikini Ready and pills for SlimTrim and OmEssentials®.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary are prepared in accordance with accounting principles generally accepted in the United States.  All significant inter-company transactions and balances have been eliminated.

Certain information in footnote disclosure normally included in the financial statements have been condensed or omitted and the financial statements might not be indicative of a full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for fiscal year-ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed on March 31, 2014.

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

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment to various customers when all performance obligations are met and collectability is reasonably assured revenue is recognized. Upon shipment to specific customers with the right of return the Company defers revenues as returns are not reasonably estimable.   As of September 30, 2014 and December 31, 2013, deferred revenue totaled $756,922 and $1,269,470, respectively.

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue consists substantially of amounts billed or payments received in advance of revenue recognition. Deferred cost of goods sold as of September 30, 2014 and December 31, 2013 of $338,054 and $569,036, respectively, related to deferred product revenues includes direct product costs. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of goods sold are recognized.

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

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the nine months ended September 30, 2014 and 2013 and has accumulated a deficit of approximately $95 million at September 30, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s Martha Stewart Essentials, SURGEX®, Bikini Ready®, SlimTrim™ and Om Essentials® product lines. Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Finished Goods	$938,077	$378,472
Raw materials	908	-
Packaging	53,242	41,714
	992,227	420,186
Less: Reserve for obsolescence	-	-
Total	$992,227	$420,186

5. PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and licensing agreements.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2014	2013
Accounts payable	$2,116,818	$2,866,017
Owed to officer	32,592	16,088
Accrued interest	651,630	1,016,584
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	112,064	824,492
Accrued professional fees	198,328	230,433
	$3,247,306	$5,089,488

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. SHORT TERM DEBT, NET OF DEBT DISCOUNT

In the first Nine months of 2014, the Company realized gross proceeds of $2,545,030 in new cash. Proceeds from the sale of its 12% to 15.0% twelve month Unsecured Convertible Notes and Unsecured Notes, in the aggregate original principal amount of $2,545,030 (the “Notes”) to accredited investors (the “Investors”). Interest on the outstanding principal balance of the Notes is payable upon maturity of the notes. For the convertible notes, the outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investors into shares of Common Stock at the Conversion Price ranging from $0.20 per share to 62% of the lowest trading price of the Common Stock as quoted by Bloomberg L.P. for the ten trading days immediately preceding the date of conversion (subject to adjustments as provided in the Note .  The Company may prepay the Notes at any time with a penalty to the Investors ranging from zero to 40% of the outstanding principal and accrued interest.

Unsecured Notes, net debt discount, consist of the following:

	September 30,	December 31,
	2014	2013
Unsecured Convertible Notes	$3,439,271	$1,450,333
Debt discount	(62,374)	(70,063)
	3,376,897	1,380,270
Less long term portion	-	103,912
Short term portion	$3,376,897	$1,276,358

The Company committed to issue 575,000 shares of common stock for origination fees during the Nine months ended September 30, 2014 and recorded a debt discount of $ 91,923.

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

At December 31, 2013, the Company had promissory notes issued to three accredited investors with an outstanding balance of $249,535, which were due on demand. During January 2014, the Company reached an agreement with the investors to extend the debt for six to twelve months. At the date of extension, the debt payable was $249,535. The fair value of the new debt is $223,548. The conversion rate on the new convertible note is $0.20 per share of common stock. As of September 30, 2014 the loss on debt modification of $25,987 has been included in the Statement of Operations. The loss incurred with debt restructuring approximates $0.00 per share.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT TERM DEBT, NET OF DEBT DISCOUNT, Continued

At December 31, 2013, the Company had Notes issued to six accredited investors with an outstanding principal and interest balance of $465,872, which were due on demand. In the nine months ended September 30, 2014, the Company reached an agreement with the investors to convert into 1,336,918 shares of common stock plus $43,725 in cash as full settlement. The debt and accrued interest was valued at $506,801 which exceeded the fair market value of the common stock and cash by $18,378. The difference resulted in a gain on troubled debt restructuring of $18,378 has been included in the Statement of Operations in the nine months ended September 30, 2014. The gain incurred with debt restructuring approximates $0.00 per share.

8. SHORT TERM DEBT – RELATED PARTIES, NET OF DEBT DISCOUNT

In the Nine months ended September 30, 2014, the Company realized gross proceeds of $ 1,135,030, from the sale of its 12.0 % six month Unsecured Convertible Notes and Secured Promissory Notes, in the aggregate original principal amount of $1,135,030 (the “Notes”) to an accredited investor (the “Investor”).  Interest on the outstanding principal balance of the Notes is payable upon maturity of the note. The Company may prepay the Notes at any time without penalty to the Investors.

The Company issued 125,000 shares of common stock for origination fees during the Nine months ended September 30, 2014, in connection with this debt and recorded a debt discount of $26,740.

9. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis

	Fair Value at
	September 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$3,929,000	-	-	$3,929,000
	$3,929,000	-	-	$3,929,000

	Fair Value at
	December 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$318,000	-	-	$318,000
	$318,000	-	-	$318,000

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE MEASUREMENTS, Continued

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability – Conversion Feature) for the Nine months ended September 30, 2014:

September 30,
2014
Balance at December 31, 2013	$318,000
Change in fair market value of Conversion Feature	1,568,000
Issuance of equity instruments with debt greater than debt carrying amount	2,043,000
Balance at September 30, 2014	$3,929,000

10. WARRANTS

Warrant activity for the nine months ended September 30, 2014 is as follows:

		Weighted
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term In	Intrinsic
	Warrants	Price	Months	Value
Outstanding at December 31, 2013	19,323,406	$0.200	63	$-

Granted	2,500,000	0.200	58	-

Exercised	(531,262)	0.104	-	-

Expired or cancelled	-	-	-	-

Outstanding and exercisable at September 30, 2014	21,292,144	$0.223	5-85	$-

11. COMMITMENTS AND CONTINGENCIES

The Company entered into a license agreement with minimum royalty payments totaling $ 1,800,000, $ 2,100,000, $ 2,700,000, $ 3,200,000 and $ 3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $1,350,000 was paid and expensed as of September 30, 2014.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENTS

During the third quarter, the Company was not able to make the payment that was due July 1, 2014 to Martha Stewart Living Omnimedia pursuant to our license agreement. While we are in discussions to work out terms of payment, we most likely will need to raise additional funds to meet our obligations under the license agreement.

On October 27, 2014, Inergetics, Inc. (the “Company”) issued a convertible debenture in the principal amount of $165,000 (the “Debenture”) to Macallan Partners, LLC (“Macallan”) pursuant to which it borrowed $150,000. The additional $15,000 represents original issue discount.

Principal is due and payable under the Debenture on October 30, 2015. At the option of the Company, the principal may be prepaid before the due date at a premium of 130% (the “Prepayment Penalty”). Upon the occurrence of an “Events of Default” (as such term is defined in the Debenture), Macallan (including hereinafter, any subsequent holder of the Debenture) has the right to accelerate payment of all unpaid principal and interest and any applicable Prepayment Penalty. Interest on the foregoing shall be the lesser of 18% per annum or the highest legal rate.

At any time after six months from the date the Debenture was issued, at the option of Macallan, principal and accrued interest is convertible into shares of the Company’s Common Stock at a price (the “Conversion Price”) equal to the lower of: 55% of the lowest traded price during the 15 trading days prior to the election to convert or 55% of the bid price on the date of the election to convert. If conversion shares are not deliverable by DWAC, then an additional 5% discount will apply to the conversion price. If the shares are ineligible for deposit into the DTC system for any reason and only eligible for “X clearing” then an additional 10% discount will apply to the conversion price. If the Company’s common stock price closes below 0.005 at any time while the Debenture is outstanding then an additional 15% discount will apply to the conversion price. However, if the Company’s common stock price at any time loses “the bid” (e.g., .0001 on “the ask” with zero market makers on the bid as per level 2 quotations), then the conversion price may, in the Lender’s sole and absolute discretion, be reduced to a fixed price equal to par value.

During the fourth quarter of 2014, the 31 Group LLC converted $184,979 of principal and interest into 14,164,787 common shares.

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

Results of Operations for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the quarter ended September 30, 2014 totaled $430,242 an increase of 112% from the quarter ended September 30, 2013 which totaled $203,348. The primary reason for the increase was due to the Company’s distribution of Martha Stewart Essentials and the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the quarter ended September 30, 2014. The introduction of these brands continues to show growth into the fourth quarter of 2014.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the quarter ended September 30, 2014 amounted to $70,075 for a 16% gross margin. Gross profit increased $94,844 for the quarter ended September 30, 2014 compared to a negative gross margin of $24,769 for the quarter ended September 30, 2013.  The increase in gross profit is a result of higher sales in the quarter ended September 30, 2014.

After research and development cost and selling, general and administrative expenses of $1,304,661, the Company realized an operating loss of $1,234,586 for the quarter ended September 30, 2014.  Operating losses of $1,234,586 decreased $1,005,567 or 45% as compared to the third quarter of 2013 operating loss of $2,240,153.  The majority of the decrease was due to the decrease in promotion for the launch of the Martha Stewart line from the prior year in the approximate amount of $843,000.

Non-operating expense totaled $3,182,257 for the quarter ended September 30, 2014 an increase of $2,740,239 as compared to an expense of $442,018 for the quarter ended September 30, 2013.  The increase in non-operating expense of $2,740,239 was due to the decrease in accretion of debt discount in the amount of $113,944 and an increase in loss associated with the fair value of the derivative instruments issued with the convertible debt in the amount of $1,196,000. There was a loss of $2,043,000 from equity instruments issued with debt greater than debt carrying amount. There was an decrease in interest expense of $384,817 due to an over accrual.

The net result for the quarter ended September 30, 2014 was a loss of $4,877,623 or $0.05 per share which included a preferred dividend on the Series G stock in the amount of $459,280, compared to a loss of $3,058,571 or $0.05 per share for the third quarter of 2013. The net loss for the third quarter of 2014 increased by $1,819,052 or 59% as compared to the third quarter of 2013, primarily due to an decrease in selling, general and administrative expenses and gain on fair valuation of derivatives. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the nine months ended September 30, 2014 totaled $1,433,659 an increase of 518% from the nine months ended September 30, 2013 which totaled $276,790. The primary reason for the increase was due to the Company’s distribution of Martha Stewart Essentials and the newly formulated Surgex brand along with the introduction of Bikini Ready and SlimTrim to the retailers during the nine months ended September 30, 2014. The introduction of these brands continues to show growth into the fourth quarter of 2014.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the nine months ended September 30, 2014 amounted to $400,452 for a 28% gross margin. Gross profit increased $407,024 for the nine months ended September 30, 2014 compared to a negative gross margin of $6,572 for the nine months ended September 30, 2013.  The increase in gross profit is a result of higher sales in the nine months ended September 30, 2014.

After research and development cost and selling, general and administrative expenses of $6,013,821, the Company realized an operating loss of $5,613,369 for the nine months ended September 30, 2014.  Operating losses of $5,613,369 increased $1,132,730 or 25% as compared to the first nine months of 2013 operating loss of $4,480,639.  The majority of the increase was due to the increase in promotion and royalty for the launch of the various products into the retail channel in the approximate amount of $572,000.  Additional employees were hired to support the infrastructure of the business in addition to stock awards in the approximate amount of $1,108,000.   There was a reduction in professional fees in the approximate amount of $274,000.

Non-operating expenses totaled $4,573,222 for the nine months ended September 30, 2014 an increase of 542% or $3,860,741 as compared to $712,481 for the nine months ended September 30, 2013.  The increase in non-operating expenses of $3,860,741 was due to the decrease in accretion of debt discount in the amount of $27,073 and an increase in loss associated with the fair value of the derivative instruments issued with the convertible debt in the amount of $1,632,000. There was a loss of $2,043,000 from equity instruments issued with debt greater than debt carrying amount. There was an increase in interest expense of $184,214 due to more debt outstanding. There was a decrease in the gain on extinguishment of debt in the amount of $28,600 compared to the nine months ended September 30, 2013.

The net result for the nine months ended September 30, 2014 was a loss of $11,227,334 or $0.14 per share which included a preferred dividend on the Series G stock in the amount of $1,039,243, compared to a loss of $6,317,419 or $0.12 per share for the nine months of 2013. The net loss for the nine months of 2014 increased by $4,909,915 or 78% as compared to the nine months of 2013, primarily due to an increase in selling, general and administrative expenses and accretion of debt discount, increase loss of derivatives and increased interest expense due to additional debt outstanding. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the nine months ended September 30, 2014 and the year ended December 31, 2014 and has accumulated a deficit of $94,925,093 at September 30, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the nine months of 2014, the Company obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $2,545,030.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $13,989,032.  During the first nine months of 2014 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

The Company entered into a license agreement with minimum royalty payments totaling $1,800,000, $2,100,000, $2,700,000, $3,200,000 and $3,800,000 for each of the years ended 2014, 2015, 2016, 2017 and 2018, respectively. $1,350,000 was paid as of September 30, 2014. Total royalties due through September 30, 2014 of $1,350,000 are to be paid quarterly on the first day of the quarter commencing April 1, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective, as of the September 30, 2014, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

INERGETICS, INC.

Date: November 14, 2014	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

