Form 10-K
period 2014-12-31
INERGETICS INC
filed 2015-04-15
CIK 72170

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,”“accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☐ Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on December 31, 2014, ($0.01), the aggregate market value of the 133,080,268, shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on December 31, 2014 (the last business day of the registrant's most recently completed first fiscal quarter), was approximately $1,330,803. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

The Registrant’s revenues for the fiscal year ended December 31, 2014, were $1,991,688.

As of April 8, 2015 218,508,160 shares of Common Stock, $0.001 par value were outstanding.

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

ITEM 1: BUSINESS

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

On March 15, 2010 we changed our name to Inergetics, Inc.

Inergetics, through its subsidiary Millennium, engages in the research, development, and marketing of specialized nutritional supplements as an adjunct to medical treatments for select medical conditions, as well as for athletes seeking improved recovery and advanced performance. We currently market products which are targeted toward individuals. Millennium’s currently manufactures and markets the following four proprietary product lines and 36 SKU’s to 7 separate target markets:

•	Surgex™;
•	Bikini Ready™;
•	SlimTrim;
•	Martha Stewart™ Essentials;
•	Om Essentials;
•	Muscle Maker Grill 42;
•	and
•	Intrinsix.

We believe that our products are unique in that they deliver healthy, whole food calories and do not contain high-fructose corn syrup or corn oil, which are not healthy or suitable forms of calories for Millennium’s targeted markets. These ingredients have also shown to correlate with an increase in obesity, a promotion of insulin resistance, and are implicated in inflammation and cancer. Additionally, the use of high levels of Omega-6 fats (corn oil) has been shown to promote tumor growth in animal models.

Millennium developed Surgex™ ( www.surgexsports.com ) sports nutritional formula in late 2007. Surgex™ was tested in two single-blind placebo controlled clinical trials conducted on the Division 1A Football and Soccer players at Rutgers University. Base on the results of these trials we believe that Surgex™ addresses the nutritional concerns of both professional and amateur elite athletes. These athletes often experience similar symptoms post-workout to those battling immuno-compromised conditions, such as fatigue, loss of lean muscle, oxidative stress, and reduced immune function.

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

In March 2015 the Company launched Nulief™, a branded nutritional supplement offering the holistic benefits associated with Cannabidiol (CBD). Inergetics and Terra Tech Corp. developed Nulief under the insightful guidance and extensive expertise of the Scientific/Medical Advisory Board the companies convened in early 2014.

We are headquartered in Newark, New Jersey, and our common stock currently trades on the Over-the-Counter (OTCQB) market under the symbol “NRTI.”

Distribution Channels

Retail Distribution

We make our branded products available to consumers in more than 15,000 retail stores. Our products are currently available in the United States and internationally through PriceSmart membership warehouse clubs in Central America and the Caribbean. We continue to expand our marketing presence in an effort to increase our distribution in developed and emerging markets to our consumers throughout the world.

Direct-To Consumer Distribution

In the direct to consumer channel, customers order Surgex™ through our website SurgexSports.com or by contacting us directly. Currently, SlimTrim is sold direct to consumer on its web site www.slimtrim1.com. Bikini Ready is sold direct to consumer on its web site www.bikinireadylifestyle.com. Martha Stewart™ Essentials is sold direct to consumer on the web site www.marthastewartessentials.com. Generally, the products are shipped directly to the customer’s home within one business day and arrive within 2 to 5 business days depending on the customers’ geographic location.

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

Millennium has tested its sports nutrition formula products at Rutgers University in New Jersey, among both the Men’s Division I Soccer Team and the Men’s Division I Football Team in two separate single-blind placebo-controlled studies. Both studies illustrated the product’s beneficial effects as a post-workout recovery aid, assisting the athlete in maximizing training responses and optimal recovery and improving performance.

Surgex Meal is a Meal Replacement Shake from powder. Surgex Fix is a pre-work and recovery powder shake. Both the Meal Replacement and Fix are NCAA compliant. Surgex also has Surgex Pump and pre workout powder drink. Surgex Thermo is a thermogenic pill.

Bikini Ready™

Bikini Ready Yummy Shake from powder is a low calorie meal substitute. Bikini Ready Weight Loss Catalyst is a thermogenic supplement containing fat burning ingredients. Bikini Ready Cleanse is a multi-component formula to address weight loss and detox at the same time using a natural healthy gentle laxative effect. Bikini Ready Fashion Multi is a comprehensive multiple vitamin containing ingredients to block carbohydrates, stimulate metabolism and protect cells which blocks carbohydrates from being absorbed. Bikini Ready Gummies stimulate the body’s metabolism.

SlimTrim

SlimTrim is an inclusive weight loss formula at an affordable price.

Martha Stewart™ Essentials

Martha Stewart™ Essentials is a complete line of whole-food based supplements created specifically for women. The line consists of six SKU’s which are condition specific. The line is comprised of a Women’s Multivitamin, Hair, Skin & Nails, Digestive Health, Graceful Aging, Menopause Support, Bone Support and Women’s Multivitamin Gummies.

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

We have focused on condition specific products with scientifically advanced formulas. Many of the products are whole food based and gluten free.

MARKETS

Size of the Nutritional supplement Market

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

Sports Nutrition Market

Based on historical acceptance by 10 NBA teams, PGA golfers, and NFL players with little or no marketing budget, management expects to significantly improve results with proper marketing and distribution strategies which cater to the mass market of sports nutrition consumers.

Products such as those listed below, as well as many other “high protein” drinks, are marketed as sports nutrition supplements and may be considered competitive products to our Surgex™ sports nutrition formula. It is important to note that as the high-protein drink market is expansive, these competitive products are not an exhaustive list of competitors. Rather, these products are representative of some of the high-protein drink products on the market today that may compete with Surgex™ sports nutrition formula. Surgex™ sports nutrition formula will likely provide athletes with the important calories they need while being competitively priced with other products.

•	BSN Syntha-6™ Extended Release Protein Blend by BSN Inc.
•	Muscle Milk ® by CytoSport Inc.
6

•	FRS, an antioxidant health drink, by New Sun Nutrition, Inc.
•	Gatorade ® Performance Series

Target Markets

Millennium re-launched Surgex™ in the first quarter of 2013. Greater details on these markets are provided below.

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

Rutgers Studies: Demonstrating the Effect of Surgex™ Sports Nutrition Formula vs. Placebo

Millennium has conducted two clinical trials at Rutgers University among the Men’s Division I Soccer and Football teams, comparing the effect of the Surgex™ sports nutrition formula versus a placebo. We believe that both studies showed the product’s beneficial effects as post-workout recovery aid, assisting the athlete in maximizing training responses and aiding in optimal recovery. Surgex was formerly called Resurgex.

Division I Men’s Soccer Team-Results of the Trial-Published in The Journal for Strength and Conditioning Research

Millennium conducted its first clinical trial among the Rutgers University Men’s Division I Soccer team during their preseason training regimen. The clinical trial was accepted for publication in The Journal for Strength and Conditioning Research (“JSCR”). The JCSR is the official research journal of the National Strength and Conditioning Association. This journal is recognized as the preeminent publication for strength and conditioning coaches worldwide. These thought leaders rely on this journal for the future of leading edge science as applied to their profession.

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

Source: Inergetics, Inc.

This single-blind, placebo-controlled trial found that our Surgex™ sports nutrition formula enhanced performance parameters and reduced oxidative stress levels (free radical damage caused by exercise) in players. Oxidative stress in the body is caused by imbalance or overload of oxidants (free radicals from air, food, metabolism, medications, stress, disease, etc.). Sustained oxidative stress disrupts the cells’ defenses, resulting in damage that contributes to the development of many diseases.

Results indicated a beneficial effect of the Surgex™ sports nutrition formula, including improvements in performance capacity, time to exhaustion, lactic acid response, and reduced oxidative stress. This data suggests an important role for Resurgex® in the sports fitness field in addition to its proven benefits for cancer and immuno-compromised medical patients. We believe that the fact that this trial is approved for publication in the JSCR confirms the results of this clinical trial have been reviewed and approved by an independent and accredited third party.

Rutgers’ Division I Football Team-Results of the Trial Published in the Journal of Comparative Exercise Physiology.

We also conducted a second clinical trial on the Rutgers University Division I Football team versus a placebo group. The study tested the recovery time, strength, and body composition of the players versus a placebo (a leading competitor sports formula). We believe that the results concluded that the Surgex™ sports nutrition formula significantly enhanced recovery parameters, strength, and body composition in the football players.

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

Source: Inergetics, Inc.

The practical application emerging from the study demonstrates the beneficial application of the Surgex™ sports nutrition formula as a post-workout recovery aid, assisting the athlete in maximizing training responses by helping to buffer the acute and chronic biochemical challenges to optimal recovery. The product also has the ability to reduce inflammatory and oxidative stress markers, as well as compounds that can break down muscle. Millennium believes that these findings can help us position the Surgex™ sports nutrition formula as an aid to help athletes increase their performance by improving recovery, strength, and energy parameters.

Millennium launched Bikini Ready™ in the first quarter of 2013. The Bikini Ready products are directed towards active women that want to live the healthy life style. The products are sold in the drug and grocery channels.

Millennium acquired SlimTrim in January 2013. The products are sold as affordable weight loss formulas. The products are sold in the drug and grocery channels.

Millennium entered into a licensing agreement with Martha Stewart Living Omnimedia, Inc. in May 2013 for the Martha Stewart™ Essentials line. The products were launched September 2013. The line of supplements is condition specific, whole food based directed towards women. The line of supplements is all sold into the drug and grocery channels along with direct to consumer sales over the internet. Over the term of the agreement which expires in December 2018, we have a minimum licensing fee due in a total amount of $13,800,000. The Company has not paid the July 1, 2014 payment in the amount of $450,000, nor the January 1, 2015 payment of $525,000 or the April 1, 2015 payment of $525,000.

Intellectual Property

Millennium owns all rights to the formulations of Resurgex Select ®, Resurgex®, Resurgex Plus®, Resurgex Essential™, Resurgex Essential Plus™, Surgex™, Bikini Ready and SlimTrim and has filed compositional patent applications with respect to these formulations. Resurgex®, Resurgex Plus®, Resurgex Select ®, and Surgex™ are registered trademarks filed with the U.S. Patent and Trademark Office (USPTO). Additionally, we have patents pending for all product lines in 57 countries worldwide.

Millennium owns the Bikini Ready trademark.

On January 7, 2003, Resurgex® was issued a use and composition patent (U.S. Patent 6,503,506, Nutrient therapy for immuno-compromised patients). Millennium was granted a composition patent for Resurgex Select® in December of 2006. In addition, the Surgex™ line of products is patent pending in the United States and 57 countries worldwide. We rely on trade secrets and unpatented proprietary technology in addition to our patented technologies.

On March 20, 2006, Millennium received the Healthcare Common Procedure Coding System (HCPCS) code for Resurgex Select ® . HCPCS is one of the formats in which nutritional formulas may be coded for Medicare reimbursement and is specifically required for Medicaid reimbursement in many states.

Growth Strategy and Distribution

Millennium has implemented a strategy that is intended to penetrate the Food Drug Mass (FDM) channels of distribution with its nutritional products. Our products are currently distributed in approximately 15,000 retail stores. We intend on growing distribution with more retailers through our internal sales force and utilization of our broker network. The FDM has in excess of 300,000 stores in the United States. We have numerous web sites where the products can be purchased directly by the consumer. Our products can also be purchased at various E-retailers.

RESEARCH AND DEVELOPMENT

During the year ended 2014 and 2013, we spent $23,944 and $44,090, respectively, on research and development of our products. The research and development expenses incurred in 2014 and 2013 are directly related to the development of the Bikini Ready and Martha Stewart Essentials product line.

COMPETITION

Our products target the nutritional supplement market. The products that most directly compete with our products in the adult nutrition market are produced by mainstream manufacturers, as well as generic (store branded) products that are marketed head-to-head against these products. We believe that our products can compete because:

•	Many of the mass-market competitors manufacture their products using the least expensive ingredients, which ensures low retail price and high profitability. This means diminished bioavailability and low biological value, as well as less benefit to the end user.

•	Millennium’s products were developed with the ingredients necessary in order to deliver optimal performance.

•	Millennium’s products deliver therapeutic levels of active ingredients based on the scientific research.

•	Millennium has a use and composition patent for the existing formulas. Ensure ® and Boost ® are composed of mostly corn syrup and provide “empty calories,” which could do more harm than good, especially in glucose-sensitive individuals.

Notwithstanding the foregoing, the biotechnology and nutraceutical supplement industries are highly competitive and subject to significant and rapid technological change. Developments by our competitors may render our products obsolete or noncompetitive. Numerous companies compete in our market, many of which have greater size and financial, personnel, distribution and other resources greater than ours. Our principal competition in the distribution channels where we are marketing our current products and where we intend to market other products comes from a limited number of large nationally known manufacturers and many smaller manufacturers of nutraceutical supplements. In addition, large pharmaceutical companies compete with us on a limited basis in the nutraceutical supplement market. Increased competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess distribution and marketing capabilities far greater than ours. We also face competition in mass market distribution channels from private label nutraceutical supplements offered by health and natural food store chains and drugstore chains. We cannot assure that we will be able to compete.

MANUFACTURING

Command Nutritionals, LLC is our outsourced manufacturer and co-packager for the powder products at their facility in Fairfield, New Jersey.

Dr. Vita is our outsourced manufacturer and co-packager for the tablet products at their facility in Las Vegas, Nevada.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling and advertising of all of Millennium’s product lines are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service and the United States Environmental Protection Agency. These activities are also subject to regulation by various agencies of the states and localities in which we sell and plan to sell our products.

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

The Federal Trade Commission ("FTC") regulates advertising of dietary supplements which includes all of Millennium’s products. The Federal Trade Commission Act prohibits unfair or deceptive trade practices and false or misleading advertising. The FTC has recently been very active in its enforcement of advertising against manufacturers and distributors of nutritional dietary supplements having instituted several enforcement actions resulting in signed agreements and payment of large fines.  Although we have not been the target of a FTC investigation, there can be no assurance that the FTC will not investigate our advertising in the future.

We are unable to predict the nature of any future laws, regulations, interpretations, or applications,  nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated,  would have on our business in the future.  They could, however, require the reformulation of certain products not possible to be reformulated, imposition of additional record keeping requirements, and expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness.  Any or all such requirements could have a material adverse effect on our results of operations and financial condition.

PRODUCT LIABILITY AND INSURANCE

The Company, like other producers and distributors of ingested products, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. We maintain insurance against product liability claims with respect to the products we manufactures. With respect to the retail and direct marketing distribution of products produced by others, our principal form of insurance consists of arrangements with each of our suppliers of those products to name us as beneficiary on each of such vendor’s product liability insurance policies. We do not buy products from suppliers who do not maintain such coverage.

SIGNIFICANT CUSTOMERS

For the year ended December 31, 2014, two significant customers (defined as contributing at least 10%) accounted for 36% (19%, and 17%) of net sales. For the year ended December 31, 2013, three significant customers (defined as contributing at least 10%) accounted for 55% (31%, 13%, and 11%) of net sales. The loss of any of these customers could have a material adverse effect on our business. One of these customers discontinued selling one of the Company’s brands in January 2015.

EMPLOYEES

As of April 7, 2014, we employed 9 full time persons. Two are primarily engaged in overall managerial functions associated with operations and raising capital. Six are engaged in distribution partnerships and sales and marketing. One is primarily engaged in day to day managerial operations. We have no collective bargaining agreements with its employees.

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

ITEM 1A: RISK FACTORS

An investment in our company involves a high degree of risk. In addition to the other information included in this Form 10-K, you should carefully consider the following risk factors described and the risk factors that may be described in any applicable supplement. You should consider these matters in conjunction with the other information included in this filing. The risks and uncertainties described in this filing and any applicable filing supplement are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. Our business, results of operations or financial condition could be seriously harmed, and the trading price of our common stock may decline due to any of these or other risks.

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows or prospects. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. See also “Cautionary Note Regarding Forward-Looking Statements.”

RISKS RELATED TO OUR BUSINESS

We have operated at a loss and cannot assure that we will be able to attain profitable operations.

Although we are generating revenues, we continue to operate at a loss. During the year ended December 31, 2014 and 2013, we generated revenues of $1,991,688 and $847,834, respectively, from sales of our products. However, during these periods we realized net losses of $8,118,016 and $4,187,892, of which, respectively, $2,668,621 and $1,761,810 were non-cash items. We expect to continue incurring operating losses until we are able to derive meaningful revenues from marketing our four product lines and other products we intend to bring to market. We cannot assure that we will be able to attain profitable operations.

We require additional funding to maintain our operations and to further develop our business. Our inability to obtain additional financing would have an adverse effect on our business.

Our success depends on our ability to develop a market for our products and other nutraceutical supplements we intend to bring to market. This means having an adequate advertising and marketing budget and adequate funds to continue to promote our products, including making minimum royalty payments to Martha Stewart Living Omnimedia, Inc. (please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ Liquidity and Capital Resources”). Although our revenues have increased, our operating expenses are significantly greater than our revenues. During 2014 we obtained new capital in the form of debt resulting in the receipt by us of $3,060,030. These funds in conjunction with ongoing operating revenues provided adequate capital for our operating needs for these periods. We need to continue to raise funds to cover working capital and for other financial requirements until we are able to raise revenues to a point of positive cash flow. In this regard, we note that we were not able to make the payment that was due July 1, 2014 to Martha Stewart Living Omnimedia pursuant to our license agreement. While we are in discussions to work out terms of payment, we most likely will need to raise additional funds to meet our obligations under the license agreement. We plan to raise additional funds, as before, through additional equity or debt financings. We may not be able to raise such funds on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are insufficient or unavailable, we will be required to modify our operating plans to the extent of available funding or curtail or suspend operations.

The Note and other debt instruments to which we are a party contain certain restrictions on the incurrence of indebtedness, the raising funds through the sale of securities or engaging in certain major transactions without the consent of the holders of these instruments. These restrictions could have a material adverse effect on our business.

The Note and other debt instruments to which we are a party place restrictions on our ability to incur indebtedness, raise funds through the sale of securities or engage in certain major transactions without the consent of the holders of such instruments. Our inability to raise needed funds from borrowings or the sale of securities, or our inability to effect certain major business transactions could have a material adverse effect on our business.

Our year end audited financial statements contain a “going concern” explanatory paragraph. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our financial statements included in this report have been prepared.

Our consolidated financial statements for the year ended December 31, 2014 and 2013 included herein have been prepared on the basis of accounting principles applicable to a going concern. Our auditors’ report on the consolidated financial statements contained herein includes an additional explanatory paragraph following the opinion paragraph on our ability to continue as a going concern. A note to these consolidated financial statements describes the reasons why there is substantial doubt about our ability to continue as a going concern and our plans to address this issue. Our December 31, 2014 and 2013 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our inability to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which would differ materially and adversely from the going concern basis on which our consolidated financial statements have been prepared.

We are subject to significant government regulation.

The packaging, labeling, advertising, promotion, distribution and sale of Surgex™, Bikini Ready™, SlimTrim and Martha Stewart™ Essentials and other products we plan to produce and market are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration, which regulates our products under the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder. Our products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission, the U.S. Department of Agriculture and the Environmental Protection Agency. Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the U.S. Federal Trade Commission, which regulates these activities under the Federal Trade Commission Act. The manufacture, labeling and advertising of our products are also regulated by various state and local agencies. Failure to comply with applicable regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, and fines. In addition, we are unable to predict the nature of any future laws, regulations, interpretations, or applications,  nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated,  would have on our business in the future.  They could, however, require the reformulation of certain products not possible to be reformulated, imposition of additional record keeping requirements, and expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness.  Our inability to comply with any or all such current or future requirements could have a material adverse effect on our results of operations and financial condition. Please see “Business; Government Regulation”.

We have been dependent on a few major customers. If we are unable to develop more customers our business most likely will be adversely affected

For the year ended December 31, 2014, two significant customers (defined as contributing at least 10%) accounted for 36% (19% and 17%) of net sales. For the year ended December 31, 2013, three significant customers accounted for 55% (31%, 13% and 11%) of net sales. The loss of any of these customers could have a material adverse effect on our business.

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

RISKS RELATED TO OUR COMMON STOCK

Because our Board can issue common stock and convertible preferred without stockholder approval and because certain of our convertible securities have conversion prices that could drop due to anti-dilution provisions, you could experience substantial dilution.

Our Board of Directors has the authority to issue up to 2,000,000,000 shares of common stock, shares of preferred stock that can be converted into common stock at high ratios and options and warrants to purchase shares of our common stock without stockholder approval. In addition, we have issued convertible securities, including the Note, that contain anti-dilution provisions that could result in lower conversion prices. As of December 31, 2014, there were 713,674,451 shares issued and outstanding or reserved for issuance on a fully-diluted basis. Future issuance of additional shares of common stock could be at values substantially below the current market price of our common stock and, therefore, could represent substantial dilution to investors in this offering. In addition, our Board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

Anti-takeover provisions of the Delaware General Corporation Law and our ability to issue preferred stock could discourage a merger or other type of corporate reorganization or a change in control even if they could be favorable to the interests of our stockholders.

The Delaware General Corporation Law contains provisions which may enable our management to retain control and resist a takeover of us. These provisions generally prevent us from engaging in a broad range of business combinations with an owner of 15% or more of our outstanding voting stock for a period of three years from the date that this person acquires his stock. In addition, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. Accordingly, these provisions could discourage or make more difficult a change in control or a merger or other type of corporate reorganization even if they could be favorable to the interests of our stockholders.

We do not intend to pay cash dividends in the foreseeable future.

We have not declared or paid cash dividends on our capital stock in many decades. We currently intend to retain all of our earnings, if any, for use in its business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, our general financial condition and future prospects, general business conditions and such other factors as the Board of Directors may deem relevant. In addition, no cash dividends may be declared or paid on our common stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely that we will declare any cash dividends in the foreseeable future. The Series G Preferred Stock does not pay a cash dividend, but does pay a quarterly payment in kind dividend.

The rights of the holders of our common stock will be subordinate to our creditors and to the holders of our preferred stock in a liquidation. No assurance can be given as to the amount of assets, if any, that would be available for common stockholders in the event of a liquidation.

In liquidation, the rights of equity security holders like our common stockholders are subordinate to holders of our debt obligations. As of December 31, 2014, we owe $12,172,729 to our creditors. In addition, the holders of our Series G Preferred Stock have a preference in liquidation over the holders of our common stock. Accordingly, in the event of liquidation, no assurance can be given as to the amount of remaining assets, if any, available for payment to common stockholder.

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

The market price of our common stock may be volatile.

The market price of our common stock may fluctuate and be affected by a number of factors, including, without limitation:

•	Fluctuations in our operating results;
•	our announcements of significant contracts, milestones, acquisitions;
•	Announcements of innovations, new products or new patents by us or by our competitors;
•	Governmental regulation;
•	additions or departures of key personnel;
•	significant sales of common stock or common stock equivalents or termination of stock transfer restrictions;
•	changes in financial estimates by securities analysts;
•	fluctuations in stock market price and volume;
•	Patent or proprietary rights developments; and
•	Proxy contests or litigation.

.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

As of April 7, 2015, approximately 28,456,839 shares of our common stock constituted "restricted securities" as defined in Rule 144 under the Securities Act. Generally, pursuant to Rule 144, stockholders who are not affiliates of our company can resell their restricted securities after they have held them for at least six months. In addition, as of April 7, 2015, approximately 33,800,000 shares of common stock are issuable upon conversion of the Notes and exercise of the Warrants, and approximately 1,253,160 shares of common stock are issuable upon conversion of other debt and of preferred stock, which debt and preferred stock has been held for at least six months. Consequently, most of our restricted securities and securities issuable upon conversion of convertible debt and convertible preferred stock are or soon will be eligible for public sale. As of April 7, 2015, in addition to the Warrant, we had warrants outstanding for the purchase of an aggregate of 21,292,144 shares of our common stock. To the extent the exercise price of these warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and, eventually, sell the underlying shares of common stock and to the extent that the exercise price of the warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. Moreover, we most likely will issue additional shares of common stock and/or instruments convertible into or exercisable for common stock to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Our common stock is considered a “penny stock”. The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase the transaction costs to sell shares of our common stock.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low- priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately and timely or to prevent fraud. In this regard, primarily due to our small size, our management has reported certain material weaknesses and significant deficiencies. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In our recent periodic reports, our management identified the following material weakness and significant deficiency in its assessment of the effectiveness of internal control over financial reporting: Material weakness: we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. Significant deficiency: Given our limited personnel, inadequate segregation of duties. Our small size and any future internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTY

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 550 Broad Street, Suite 1212, Newark, N.J. 07102 which contains approximately 2,800 square feet of floor space.

We warehouse and distribute our products from two, third party facilities. They are located at 889 Waverly Avenue, Holtsville, NY 11742 and 2427 Bond Street, University Park, IL 60484.

ITEM 3: LEGAL PROCEEDINGS

Creative Healthcare Solutions, LLC vs. Millennium Biotechnologies Inc, Ct. of Common Pleas of Delaware County Ohio, Case No. 07 CV H 11 1420). Millennium was not satisfied with the service rendered by Creative Healthcare Solutions, LLC in 2005 which were associated with the development of Resurgex Select collateral materials developed in December of 2005. Millennium subsequently was forced to destroy and dispose of over 80% of the materials provided by Creative Healthcare Solutions due to the poor quality of the materials. Millennium has been unsuccessful in resolving the dispute and subsequently Creative Healthcare Solutions, LLC filed legal action for demand of payment in the amount of $63,718 for services rendered.

Robert Half International vs. Millennium Biotechnologies, Inc. filed on September 30, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County. Robert Half International claims a total of $18,507 plus costs and fees based upon the Millennium’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCQB) under the ticker symbol “NRTI”.  The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as by OTC Bulletin Board.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of our common stock.

	High/Bid	Low/Bid
2012
First Quarter	$0.56	$0.11
Second Quarter	0.25	0.10
Third Quarter	0.12	0.05
Fourth Quarter	0.12	0.04

2013
First Quarter	$0.16	$0.04
Second Quarter	0.21	0.07
Third Quarter	0.15	0.09
Fourth Quarter	0.14	0.08
2014
First Quarter	$0.34	$0.08
Second Quarter	0.25	0.07
Third Quarter	0.09	0.02
Fourth Quarter	0.06	0.01

As of March 30, 2015, the last reported sale price of our common stock, as reported by the OTCQB, was $0.015.

(b) Holders

As of April 7, 2015, there were approximately 561 stockholders of record for our common stock. The number of record holders does not include stockholders whose securities are held in street names. In addition, there were approximately 10 holders of record of our Series B Convertible Preferred Stock, 67 holders of record of our Series C Preferred Stock and 31 holders of record of our Series G Convertible Preferred Stock.

(c) Dividends

We have not declared or paid, nor have we any present intention to pay, cash dividends on our common stock. No cash dividends may be declared or paid on our common stock if, and as long as, the Series B Preferred Stock is outstanding or there are unpaid dividends on outstanding shares of Series C Preferred Stock. No dividends may be declared on the Series C Preferred Stock if, and as long as, the Series B Preferred Stock is outstanding. Accordingly, it is unlikely we will declare any cash dividends in the foreseeable future.

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

Company repurchases of Equity Securities

None.

ITEM 6: SELECTIVE FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read with the financial statements and accompanying notes included elsewhere in this Form 10-K and the information described under the captions “Business”, “Risk Factors ” and “Forward-Looking Statements ” above. The following discussion is intended to assist the reader in understanding and evaluating our financial position.

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013:

Total revenues generated from the sales of Surgex™, Bikini Ready™, SlimTrim and Martha Stewart™ Essentials for the year ended December 31, 2014 totaled $1,991,688 an increase of 135% from the year ended December 31, 2013 which totaled $847,834.

At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2014 amounted to $520,354 for a 26% gross margin. Gross profits increased $275,526 or 113% for the year ended December 31, 2014 compared to $244,828 for the year ended December 31, 2013 with a 29% gross profit margin in 2013. The increase in gross profits and gross margin is a result of higher revenue from more brands with more retail distribution.

After deducting research and development costs of $23,944 and selling, general and administrative expenses of $7,419,867, which included an increase of $972,882 in non-cash outlays in the form of restricted stock issued for compensation, we realized an operating loss of $6,923,457. Operating losses for 2014 of $6,923,457 were up $632,524 or 10% as compared to the 2013 operating loss of $6,290,933. The overall increase was offset by approximately $323,139 decrease due to lower outside consulting fees for pro athletes and $263,314 for other experts in mass market distribution. The license expense increased approximately $379,104 compared to 2013, since 2014 was the first full year of a license agreement with minimum royalty payments. Promotion and marketing expense for the brands increased approximately $331,898 due to increase awareness. Warrant expense decreased approximately $175,000.

Other income and expense, net totaled $1,568,704 for the year ended December 31, 2014 an increase of 26% or $320,100 as compared to $1,248,604 for the year ended December 31, 2013. A net gain of $46,978 was realized in connection with debt restructuring which occurred in 2013 versus zero in 2014. In 2014 there was a gain on the fair market valuation of the derivatives in the amount of $1,167,000 versus a loss of $91,000 in 2013. These income items are offset by losses and expenses in regards to the amortization of debt discount which is $1,373,143 in 2014 an increase of $928,693 from $444,450 in 2013 due to the additional debt issued in 2014 with associated origination fees. There was a loss from the extinguishment of debt in the amount of $176,496 in 2014 versus zero in 2013. There was a loss from warrants and derivatives issued with debt greater than the carrying value in the amount of $185,000 in 2014 versus zero in 2013. Interest and financing expense was $1,001,065 in 2014 increased by $240,933 from $760,132 in 2013 due to the addition debt issued in 2014.

We sold the net operating loss carry forward for the State of New Jersey in the Technology Business Tax Certificate Transfer Program. We were approved to sell $375,645 for the year ended December 31, 2014. The proceeds were collected in January 2015 net of fees. We were approved to sell $3,357,144 for the year ended December 31, 2013. The proceeds were collected in January 2014 net of fees.

Preferred dividends of $1,371,006 for the year ended December 31, 2014 decreased 12% or $189,194 as compared to $1,560,200 for the year ended December 31, 2013. The decrease was due to the lower price of the common stock which the preferred shares are convertible into.

The net result for the year ended December 31, 2014 was a loss of $9,489,022 or $0.11 per share, compared to a loss of $5,748,092 or $0.10 per share for the prior year. Management will continue to make an effort to lower operating expenses and increase revenue. We will continue to invest in further expanding our operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting our name and products. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this filing.

Liquidity and Capital Resources

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes, but cannot assure, that they can raise the appropriate funds needed to support our business plan and develop an operating, cash flow positive company. We have been operating with negative cash flows for over 12 years.

We incurred substantial net losses for the year ended December 31, 2014 and have accumulated a deficit of $92,855,018 at December 31, 2014. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.  These factors raise substantial doubt about our ability to continue as a going concern. We have never reported Net Income.

The consolidated financial statements included herein do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we be unable to continue as a going concern.

Our business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the year ended December 31, 2014 and 2013, we obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by us of $3,060,030 and $3,331,688, respectively.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, our financial position at December 31, 2014 showed a working capital deficit of $10,628,954.  During the first three months of 2015, we obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow. For the period January 1, 2015 through April 7, 2015, we obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the that period. The recent issuance of the Debentures to Union Capital, LLC, 31 Group, LLC and Macallan Partners, LLC requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by us of approximately $335,000.

Pursuant to our license agreement with Martha Stewart Living Omnimedia, Inc. (“MSLO”), we are required to make minimum royalty payments totaling $2,100,000, $2,700,000, $3,200,000 and $3,800,000 for each of the years ended 2015, 2016, 2017 and 2018, respectively. We have made all requisite royalties payments through June 2014. We were not able to make the payment that was due July 1, 2014 in the amount of $450,000 nor payment due January 1, 2015 in the amount of $525,000 or the payment due April 1, 2015 in the amount of $525,000. We are in discussions with MSLO to work out terms of payment. If we are unable to come to acceptable terms, we would be in default of the terms of the license agreement.

Effects of Inflation

We are subject to price risks arising from price fluctuations in the market prices of the products that we sell. Management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations, or cash flows.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements as of and for the two years ended December 31, 2014 and 2013 and Notes to Financial Statements are included at the end of this report. Reference is made to the “Index to Financial Statement Schedule” on page 31.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two years ended December 31, 2014, there were no  reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of the December 31, 2014, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the 1992 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective.

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

Management identified the following material weakness and significant deficiency in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014:

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2014. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about all of our directors and executive officers are as follows:

Name and age	Position	Term(s) of Office

Michael C. James, 56	Chief Financial Officer	July 1, 2010 until present
	Chief Executive Officer	June 11, 2012 until present
	Chairman of the Board	June 11, 2012 until present
	Director	September 24, 2009 until present

James E. Kras, 46	President	March 18, 2014 until present

James DeLucia, 48	Director	December 26, 2012 until present

There are no family relationships among our officers and directors. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders’ meeting. Officers serve at the discretion of the Board.

A summary of the business experience for each of our present officers and directors is as follows:

Michael C. James

Mr. James has been our Chief Financial Officer since July 1, 2010 and Chief Executive Officer since June 11, 2012. Mr. James is the Chief Financial Officer for Terra Tech Corp. since April 17, 2011. For the past fourteen years, Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, where he holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Currently, Mr. James is a director of Guided Therapeutics, Inc. where he is Chairman of the Board and serves as Chairman on the Audit Committee.  He was a board member of Nestor, Inc. from 2006 until June 2009 and CEO of that company from January 2009 through September 11, 2009.  While acting as CEO, Mr. James turned that company profitable and headed a complete financial restructuring. The business was sold on September 8, 2009 from the Receiver’s Estate in Superior Court of the State of Rhode Island.  From 1995 to 1999, Mr. James was a Partner at Moore Capital Management, Inc., a private investment management company. Prior to his position at Moore Capital, from 1991 to 1994, he was employed by Buffalo Partners, L.P., a private investment management company, where he held the position of Chief Financial and Administrative Officer. From 1986 to 1991, he was employed by National Discount Brokers and held the positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James received a Bachelor of Science in Accounting from Fairleigh Dickenson University.

James E. Kras

Mr. Kras has been our Chief Marketing Officer since July 1, 2012 and President since March 18, 2014. Prior to joining Inergetics, Mr. Kras was the Managing Member of Whole Products LLC, a nutritional supplement company from February, 2009 through June 2012. He was Director of Marketing at Ajinomoto USA, a pharmaceutical company from 2007 until 2009. Mr. Kras worked for Aegis/Carat as Account Director securing and managing Wyndham Hotel’s digital business as well as spearheading the Revlon account. From 2006 to 2007, while at search marketing pioneer, iCrossing, he drove national account growth with clients such as Chrysler and Vitamin Shoppe, helping to position iCrossing for acquisition. Mr. Kras’ nutrition marketing success includes working at NBTY (Nature’s Bounty) from 2001 through 2005, where his brand management team nearly doubled division sales in three years to more than $200 million.

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

Independent Director

Our Board of Directors has determined that James DeLucia is an independent director as (i) defined in Rule 10A-3(b)(1)(ii) under the Exchange Act and (ii) under Sections 803A(2) and 803B(2)(a) of the NYSE MKT LLC Company Guide (although our securities are not listed on the NYSE MKT LLCE or any other national exchange).

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) the person who served as our Chief Executive Officer during the year ended December 31, 2014, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2013, as well as the most highly compensated employees who did not serve as executive officers during 2013. Compensation information is shown for the fiscal years ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary ($)(1)	Directors Fee ($)	Other Annual Compensation($)(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options ($)	All Other Compensation($)
Michael C. James	2014	150,000	-	-	550,000	-
Chief Executive Officer	2013	150,000	-	-	150,200	-	-
Chief Financial Officer and Director

James E. Kras	2014	150,000	-	-	550,000	-
President and Director

Carl Germano	2014	121,154	-	-	550,000	-	-
Executive Vice President and Director	2013	150,000	-	-	150,200	-	-

(1)	The value of other non-cash compensation, except for the items listed under (2), (3) and (4), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)	Consists of automobile expenses allowances.
(3)	We recognize expenses for options and warrants granted to employees on the basis of fair value calculated using the Black-Scholes formula.

Stock Options /Stock Purchase Warrants:

There were no options granted during 2014 or 2013.

Compensation of our Directors

During 2014 and 2013 none of our Directors received cash compensation. In each year of 2014 and 2013 James DeLucia received 500,000 restricted shares of common stock.

Employment Agreements

Michael C. James

Pursuant to an employment agreement, Michael C. James is employed as the Chief Financial Officer of the Company and Millennium. The Agreement terminates on May 31, 2015; provided, Mr. James has the right to extend the term of employment for two additional years. Pursuant to a debt reorganization and financing in 2011, Mr. James’ salary was amended to reduce his salary to $150,000 per annum until we reach three consecutive fiscal quarters of positive “Net Income” at which point his annual salary will increase to $200,000. The gross-up provisions with regards to any issuances under the Management Warrant Grant Program have been eliminated. Mr. James will receive a bonus of $25,000 upon receiving three consecutive fiscal quarters of positive Net Income. In June 2012, the Board of Directors appointed Mr. James the Chief Executive Officer.

The Agreement terminates upon Mr. James’ death and may be terminated at our option as a result of Mr. James’ disability or for “cause” as defined in the Agreement. Mr. James has the right to terminate the Agreement for “good reason” as defined in the Agreement. In the event that the Agreement is terminated due to Mr. James’ death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits. If the Agreement is terminated by us for “cause”, Mr. James is not entitled to receive any compensation other than accrued but unpaid compensation and benefits. In the event Mr. James terminates the Agreement for “good reason”, we shall pay him his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. James as of the date of the termination. The Agreement also provides for Mr. James is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by us without “cause” or by Mr. James for “good reason”.

James E. Kras

Pursuant to an employment agreement, James Kras is employed as the Chief Marketing Officer of the Company and Millennium. The Agreement terminates on September 30, 2017; provided, Mr. Kras has the right to extend the term of employment for two additional years. Mr. Kras’ salary is $150,000 per annum. In March 2014, the Board of Directors appointed Mr. Kras the President.

The Agreement terminates upon Mr. Kras’ death and may be terminated at our option as a result of Mr. Kras’ disability or for “cause” as defined in the Agreement. Mr. Kras has the right to terminate the Agreement for “good reason” as defined in the Agreement. In the event that the Agreement is terminated due to Mr. Kras’ death or disability, he is entitled to receive his annual salary for a period equal to the lessor of (i) three months from the date of death or disability or (ii) the balance of the Term; and all other accrued but unpaid compensation and benefits. If the Agreement is terminated by us for “cause”, Mr. Kras is not entitled to receive any compensation other than accrued but unpaid compensation and benefits. In the event Mr. Kras terminates the Agreement for “good reason”, we shall pay him his annual salary through the date of the end of the contract term; bonuses that have accrued and are unpaid as of the date of termination; and any Options which have been granted to Mr. Kras as of the date of the termination. The Agreement also provides for Mr. Kras is subject to confidentiality, non-solicitation and non-compete covenants for a period of one year following his termination, provided such termination is not by us without “cause” or by Mr. Kras for “good reason”.

Change of Control Compensation

Per their respective employment agreements, upon the occurrence of a “change in control”(as defined in their employment agreements), Messrs, James, Germano and Kras are entitled to the same benefits they would receive had they terminated their employment agreements for “good reason”.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 8, 2015, the beneficial ownership of our common stock by each executive officer and director, all executive officers and directors as a group, and each person known to us to own beneficially, or of record, five percent or more of our outstanding shares of common stock:

Title	Name and Address of	Amount and Nature of		Percent
of Class	Beneficial Owner	Beneficial Ownership (1)		of Class
Common Stock
	Michael C. James	11,496,396		5.11	%(2)
	James E. Kras	9,533,125		4.26	%(2)
	James DeLucia	1,025,000		0.47%
	as a Group (3 persons)	22,054,521		9.57	%(2)

Address of all persons above: c/o the Company.

	Leon Frenkel	24,000,000	(2)	9.99	%(2)
	1600 Flat Rock Road, Penn Valley, PA 19072

	Seahorse Enterprises	23,486,000	(2)	9.99	%(2)
	1 Powderhill Way, Westborough, MA 01581

	31 Group, LLC	24,250,000	(3)	9.99	%(3)
	5 Hanover Square, New York, NY 10004

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of April 8, 2015. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, we believe based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.
(2)	Included, for each of these stockholders, shares of common stock issuable upon conversion of convertible notes, Series G Preferred Stock and warrants. Pursuant to the terms of the notes and the preferred stock, such securities are not convertible to the extent that such conversion would result in beneficial ownership (determined in accordance with Section 13(d) of the Exchange Act) by such stockholder and its affiliates of more than 9.99% of the outstanding shares of common stock. Accordingly, the number of shares listed as beneficially owned by each of these stockholders excludes any shares to which such stockholder would be entitled to but for this 9.99% limitation.
(3)	Included, for each of these stockholders, shares of common stock issuable upon conversion of convertible notes and warrants. Pursuant to the terms of the notes such securities are not convertible to the extent that such conversion would result in beneficial ownership (determined in accordance with Section 13(d) of the Exchange Act) by such stockholder and its affiliates of more than 9.99% of the outstanding shares of common stock. Accordingly, the number of shares listed as beneficially owned by each of these stockholders excludes any shares to which such stockholder would be entitled to but for this 9.99% limitation.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

AUDIT FEES

Friedman LLP billed us $90,482 and $121,988 for professional services for the audit of the consolidated financial statements in 2014 and 2013 and other fees for services that only an independent registered public accounting firm can perform, such as the review of our interim consolidated financial statements included in our Form 10-Q filings and assistance with and review of documents filed with the SEC.

AUDIT-RELATED FEES

Friedman LLP did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements during the fiscal years ended December 31, 2014 and December 31, 2013.

TAX FEES

Friedman LLP billed us in the aggregate amount of $0 for professional services rendered for tax related services during the fiscal year ended December 31, 2014 and 2013.

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

PART IV

ITEM 15.   Exhibits

Exhibit	Description
3(i).1	Amended and Restated Certificate of Incorporation of the Company (1)

3(i).2	Certificate of Amendment to the Certificate of Incorporation of the Company (2)

3(i).3	Certificate of Designations (Series E and Series F Preferred Stock) (3)

3(i).4	Certificate of Amendment to the Certificate of Incorporation of the Company (4)

3(i).5	Certificate of Amendment to the Certificate of Incorporation of the Company (5)

3(i).6	Amended and Restated Certificate of Designations (Series G Preferred Stock)*

3(i).7	Certificate of Incorporation of Millennium (6)

3(ii).1	Bylaws of the Company (7)

3(ii).2	Bylaws of Millennium (6)

4.1	Form of Senior Secured Promissory Note*

4.2	May 6, 2014 Convertible Note issued to Black Mountain (11)

4.3	May 21, 2014Debenture issued to 31 Group, LLC. (11)

4.4	July 14, 2014 Note issued to 31 Group (12)

4.5	July 14, 2014 Warrant issued to 31 Group (12)

4.6	Form of Series G Preferred Stock Certificate*

4.7	Form of Amendment to Senior Secured Promissory Note*

10.1	Agreement and Plan of Reorganization between the Company, Millennium and the Stockholders of Millennium dated July 26, 2001(8)

10.2	Ventiv Subordination Agreement(13)

10.3	Second Amendment to Ventiv Security Agreements and Convertible Note(13)

10.4	Ventiv Service Agreement(13)

10.5	Amended and Restated Employment Agreement for Carl Germano effective November, 2009 (4)

10.6	Employment agreement of Michael C. James effective July 1, 2010 (9)

10.7	May 7, 2013 Licensing Agreement with Martha Stewart Living Omnimedia, Inc. (10)

10.8	May 6, 2014 Purchase Agreement with Black Mountain (11)

10.9	May 21, 2014 Exchange Agreement with 31 Group, LLC (11)

10.10	July 14, 2014 Securities Purchase Agreement with 31 Group (12)

10.11	July 14, 2014 Security Agreement with 31 Group (12)

10.12	July 14, 2014 Millennium Biotechnologies, Inc. Guaranty of Note with 31 Group (12)

10.13	Employment Agreement with James E. Kras, effective October 1, 2012*

10.14	January 9, 2013 Asset Purchase Agreement with Whole Products LLC*

14	Corporate Code of Ethics and Business Conduct (14)

21	Subsidiaries of the Company*

31.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as a Schedule to the Company's Definitive Information Statement on Schedule 14C, filed with the Commission on March 8, 2002, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 6, 2006, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 13, 2009, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 7, 2011, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1981, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company's report on Form 8-K filed on August 10, 2001, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference (Confidential Treatment granted with respect to portions of the Agreement).

(11)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2014, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 15, 2014, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on November 17, 2009, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

By:	/s/ Michael C. James	Date: April 15, 2015
Michael C. James
Chief Executive Officer
Chief Financial Officer
(Principal Executive and
Financial Officer),

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Michael C. James	April 15, 2015
Michael C. James, Director

/s/ James E. Kras	April 15, 2015
James Kras, Director

/s/ James DeLucia	April 15, 2015
James DeLucia, Director

INERGETICS, INC. AND SUBSIDY

CONSOLIDATED FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Inergetics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Inergetics, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2014. Inergetics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inergetics, Inc. as of December 31, 2014, and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2014 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses and has a working capital deficiency of $10,628,954. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

East Hanover, New Jersey
April 14, 2015

Inergetics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$5,762	$106,773
Accounts receivable	342,607	472,297
Receivable from the Technology Business Tax Certificate Transfer Program	375,645	3,357,144
Deferred cost of goods sold	-	569,036
Inventories, net	686,275	420,186
Prepaid expenses	133,486	447,355
Total current assets	1,543,775	5,372,791

Patents and intangible assets, net	147,815	149,391
Goodwill	135,000	135,000
Deposits	101,508	421,191
Total assets	$1,928,098	$6,078,373

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,416,724	$5,089,488
Deferred revenue	-	1,269,470
Obligations to be settled in stock	553,812	699,085
Derivative liability	910,590	318,000
Short-term debt, net of unamortized debt discount	2,462,528	1,276,358
Short-term debt to affiliates, net of unamortized debt discount	3,829,075	2,843,728
Total current liabilities	12,172,729	11,496,129
Long-term debt	-	103,912
Long-term debt to affiliates	-	1,425,522
Total liabilities	12,172,729	13,025,563
Commitments and contingencies
Preferred stock, Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Preferred stock, Convertible Series G , authorized 400,000, par value $1, stated value $50: issued and outstanding 246,976 and 198,074 shares, respectively	8,952,711	8,743,284
Stockholders’ deficit
Preferred stock, par value $1:
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 143,301,039 and 62,461,448 shares, respectively	143,301	62,462
Additional paid-in capital	73,319,330	68,789,021
Accumulated deficit	(92,855,018)	(84,737,002)
Total stockholders’ deficit	(19,327,624)	(15,820,756)
Total liabilities and stockholders’ deficit	$1,928,098	$6,078,373

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013
Net sales	$1,991,688	$847,834
Cost of sales	1,471,334	603,006
Gross profit	520,354	244,828
Research and development costs	23,944	44,090
Selling, general and administrative expenses (including share based compensation of $914,479 and $611,500, respectively)	7,419,867	6,491,671

Loss from operations	(6,923,457)	(6,290,933)
Other income (expense)
Gain incurred in connection with troubled debt restructuring, net	-	46,978
Amortization of debt discount	(1,373,143)	(444,450)
Loss on extinguishment of debt	(176,496)	-
Loss from warrants/derivatives issued with debt greater than debt carrying value	(185,000)	-
Gain (Loss) on fair market valuation of derivatives	1,167,000	(91,000)
Interest and financing expense, net	(1,001,065)	(760,132)
Other expense, net	(1,568,704)	(1,248,604)
	(8,492,161)	(7,539,537)
Benefit from sale of state net operating loss credits	374,145	3,351,645
Net loss	(8,118,016)	(4,187,892)
Preferred dividend	1,371,006	1,560,200
Net loss applicable to common shareholders	$(9,489,022)	$(5,748,092)

Net loss per share attributable to common shareholders – basic and diluted	$(0.11)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	89,362,341	55,307,453

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statement of Stockholders' (Deficit)

For the Years Ended December 31, 2014 and 2013

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible			Additional
	Series B	Series B	Series C	Series C	Series G	Series G	Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2013	65,141	$130,282	64,763	$64,763	150,938	$7,147,465	48,707,103	$48,708	$68,606,679	$(80,549,110)	$(4,551,213)

Issuance of common stock for services					4,000	122,000	1,637,500	1,637	200,633		324,270

Issuance of common stock for interest					4,307	153,740	2,851,711	2,852	403,656		560,248

Issuance of common stock for compensation							6,390,625	6,391	499,118		505,509

Warrants issued for compensation									206,700		206,700

Preferred stock Converted into common stock					(15,739)	(741,950)	3,934,750	3,934	738,016		-

Debt converted into equity					2,044	55,188					55,188

Issuance of preferred stock for assets					8,000	140,000					140,000

Loss on extinguishment of debt					14,360	358,641			(358,641)		-

Preferred stock dividend					31,204	1,560,200			(1,560,200)		-

Stock retired					(1,040)	(52,000)	(1,060,241)	(1,060)	53,060		-

Net (loss)										(4,187,892)	(4,187,892)

Balance December 31, 2013	65,141	$130,282	64,763	$64,763	198,074	$8,743,284	62,461,448	$62,462	$68,789,021	$(84,737,002)	$(6,947,190)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statement of Stockholders' Deficit

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible	Convertible	Convertible			Additional
	Series B	Series B	Series C	Series C	Series G	Series G	Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	65,141	$130,282	64,763	$64,763	198,074	$8,743,284	62,461,448	$62,462	$68,789,021	$(84,737,002)	$(6,947,190)

Issuance of common stock for services							3,767,500	3,768	632,620		636,388

Issuance of common stock for interest					18,400	612,924	1,052,437	1,052	151,700		765,676

Issuance of common stock for compensation							6,627,069	6,627	1,478,795		1,485,422

Exercise of cashless warrants							341,830	342	(342)		-

Preferred stock Converted into common stock					(40,725)	(2,036,250)	18,113,250	18,113	2,018,137		-

Debt converted into common stock					1,070	53,460	50,937,505	50,937	1,843,678		1,948,075

Loss on extinguishment of debt					10,000	208,287			(208,287)		-

Cost of debt rolled for related party									(14,986)		(14,986)

Preferred stock dividend					60,157	1,371,006			(1,371,006)		-

Net (loss)										(8,118,016)	(8,118,016)

Balance December 31, 2014	65,141	$130,282	64,763	$64,763	246,976	$8,952,711	143,301,039	$143,301	$73,319,330	$(92,855,018)	$(10,244,631)

The accompanying notes are an integral part of the consolidated financial statements.

Inergetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(8,118,016)	$(4,187,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on extinguishment of debt	176,496	(46,978)
(Gain) loss on derivatives	(1,167,000)	91,000
Amortization of intangible assets	1,576	1,551
Amortization of debt discount	1,373,143	444,450
Stock issued for services	334,238	202,270
Stock issued for compensation	1,479,972	505,509
Stock issued for interest expense and financing expenses	285,196	406,508
Warrant grants issued for compensation and services	-	206,700
Equity instruments issued with debt greater than debt carrying amount	185,000	-
Inventory reserve	-	(49,200)
Change in assets and liabilities:
Accounts receivable	129,690	(472.297)
Receivable from the Technology Business Tax Certificate Transfer Program	2,981,499	(1,147,429)
Deferred cost of goods sold	569,036	(569,036)
Inventories	(266,089)	(366,810)
Prepaid expenses	(20,369)	3,044
Deposits	319,683	(418,892)
Accounts payable and accrued expenses	372,375	2,326,763
Deferred revenue	(1,269,470)	1,269,470
Customer prepayments	-	(39,970)
Net cash used in operating activities	(2,633,041)	(1,841,239)
Cash Flows from Investing Activities:
Business acquisition	-	(100,000)
Purchase of intangible assets	-	(41,000)
Net cash used in investing activities	-	(141,000)

Cash Flows from Financing Activities:
Proceeds from debt	3,060,030	3,331,688
Repayment of debt	(528,000)	(1,251,522)
Net cash provided by financing activities	2,532,030	2,080,166
Net (decrease) increase in cash	(101,011)	97,927
Cash at beginning of year	106,773	8,846
Cash at end of year	$5,762	$106,773

Supplemental disclosure of cash and non-cash investing and financing transactions:

Interest paid	$215,855	$86,169
Income taxes paid	$1,500	$5,500

The accompanying notes are an integral part of the consolidated financial statements.

F-6

Inergetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013

Debt converted to Convertible Preferred Stock Series G shares	$53,460	$55,188

Convertible Preferred Stock Series G shares issued for financing	$612,924	$153,740

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

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform to the consolidated 2014 financial statement presentation. These reclassifications had no effect on net losses or cash flows as previously reported.

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

Accounts Receivable

The Company continuously monitors collections and payments from our customers and regularly adjusts credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. There was no allowance for doubtful accounts as of December 31, 2014 and 2013.

Receivable from Technology Business Tax Certificate Transfer Program

The receivable is from the Company selling the New Jersey State net operating loss carry forwards. The Company was able to transfer $375,645 of total available tax benefits of $375,645 for the year ended December 31, 2014. The receivable was collected on January 16, 2015. The Company was able to transfer $3,357,144 of total available tax benefits of $3,357,144 for the year ended December 31, 2013. The receivable was collected on January 23, 2014. The Company paid a fee of $33,808 and $302,143 for the years ended December 31, 2014 and 2013, respectively, in connection with the approval of the Tax Certificate Transfer Program.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred. As of December 31 2014 and 2013, all property and equipment has been fully depreciated.

Patents

Patents are capitalized and amortized over 240 months. Amortization expense was $1,576 and $1,551 for 2014 and 2013, respectively.

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

Advertising costs

Advertising costs are charged to operations when incurred. Advertising expense was $31,243 and $8,157 for the years ended December 31, 2014 and 2013, respectively.

Shipping and Handling Costs

Shipping costs of $130,581 and $43,299 are included in cost of sales for the years ended December 31, 2014 and 2013, respectively. Handling costs of $112,005 and $44,467 are included in general and administrative expenses for the years ended December 31, 2014 and 2013, respectively.

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

The Company issued 2,500,000 warrants, during the year ended December 31, 2014 for an expense of $25,000 and 1,140,000 warrants, that vested over three years, for an expense of $206,700 during the year ended December 31, 2013. The Company did not issue any stock options during the year ended December 31, 2014 and 2013, respectively.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax assets for the years ended December 31, 2014 and 2013.

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, convertible preferred stock and convertible debt which, if exercised, would have an anti- dilutive effect on earnings per share, and there for have not been included, Anti-dilutive securities not included in net loss per share calculations for the years presented include:

	December 31,
	2014	2013
Potentially dilutive securities:
Convertible debt and accrued interest	390,211,843	10,751,345
Liability of shares to be issued	4,314,380	3,330,000
Convertible Preferred stock	154,555,045	49,713,545
Outstanding time-based warrants	21,292,144	19,323,406

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

However the Company has incurred substantial net losses for the years ended December 31, 2014 and 2013 and has accumulated a deficit of approximately $93 million at December 31, 2014 and $85 million at December 31, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2014, two significant customers (defined as contributing at least 10%) accounted for 36% (19%, and 17%) of net sales. For the year ended December 31, 2013, three significant customers (defined as contributing at least 10%) accounted for 55% (31%, 13%, and 11%) of net sales. The loss of any of these customers could have a material adverse effect on our business.

5. INVENTORIES

Inventories are stated at the lower of cost or market and consist of finished goods and packaging for the Company’s Surgex™, Bikini Ready™, SlimTrim and Martha Stewart™ Essentials product lines. Cost-of-goods sold are calculated using the weighted average costing method. Inventories consisted of the following:

	December 31,
	2014	2013
Finished Goods	$634,578	$378,472
Packaging	51,697	41,714
	686,275	420,186
Less: Reserve for obsolescence	-	-
Total	$686,275	$420,186

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2014	2013
Accounts payable	$3,067,081	$2,866,017
Accrued interest	833,215	1,016,584
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	125,391	824,492
Accrued professional fees	218,593	230,433
Owed to officers	36,570	16,088
	$4,416,724	$5,089,488

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

7. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability			910,590	910,590
Total liabilities	$-	$-	$910,590	$910,590

December 31, 2013	Level I	Level II	Level III	Total

Derivative liability			318,000	318,000
Total liabilities	$-	$-	$318,000	$318,000

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level3):

Derivative Liabilities
January 1, 2014	$(318,000)
Issuance of notes with derivatives	(2,845,000)
Derivative debt converted into equity	1,085,410
Gain on fair market valuation of derivatives	1,167,000
December 31, 2014	$(910,590)

8. DEBT

Debt is as follows:

	December 31,
	2014	2013

Convertible Promissory Note to an accredited investor dated May 20, 2003, maturing May 20, 2004, now due on demand, bearing interest at a rate 8% per annum payable in restricted shares of common stock. The Note is convertible at the option of the holder into common stock at the rate of $20.00 per share.	30,000	30,000

One demand loan extended by an investor in March 2004 and January 2005, bearing interest at 12% per year, now due on demand. Principal in the amount of $5,000 was paid in September 2013. The balance outstanding was converted into common stock in January 2014.	-	10,000

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

Two promissory notes issued to accredited investors in September 2006, maturing at various dates between November 30, 2006 and January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share.	48,000	48,000

Two promissory notes issued to accredited investors in October 2006, maturing on January 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share.	44,000	44,000

One promissory note issued to an accredited investors in January 2007, maturing on March 31, 2007, now due on demand. The notes carried interest at the rate of 10% per year until maturity and thereafter are subject to a rate of 14% per year, and are convertible into common shares at the rate of $20.00 /share.	75,000	75,000

One promissory note issued to an accredited investor in May 2007, maturing on September 30, 2007, now due on demand. The note carried interest at the rate of 10% per year until maturity and thereafter is subject to a rate of 12% per year. The note calls for the interest payable in common stock, calculated at $8.00 per share. The note is convertible into common shares at the rate of $8.00 /share.	25,000	25,000

Promissory note, originally in the amount of $2,710,563 issued to a service provider, due on July 31, 2008. The note carried interest at the rate of 10% per year compounded monthly. In November 2009, the creditor and the Company entered into an agreement whereby, against payment of $110,000 in cash, the principal amount of the note was reduced to $400,000.	400,000	400,000

Two promissory notes, issued in November 2009 as part of a series of debt restructuring transactions whereby existing promissory notes, most of which were past due or payable on demand, and interest accrued thereon were exchanged into Units at the rate of 1:1 between old note principal plus accrued interest to Unit price, at a price of $100,000 per Unit. Each Unit consisted of a 30 month promissory note for $100,000, carrying interest at 15% per year and 100 shares of Series F Convertible Preferred Stock, whereby every “F” share was converted into 120,000 common shares on April 20, 2010. The notes and interest accrued thereon are repayable in five quarterly installments beginning 18 months after issue. Six of the notes converted in September 2011 into Series G Convertible Preferred Stock at the rate of one share of G Preferred per $73.50 of principal and accrued interest. The Unit Note holders were entitled to a reduced conversion rate of one share of Series G Preferred per $50 of debt if they invested an amount equal to 25% of the principal amount of such holder’s Unit Note in the Series G Preferred equity offering. In April 2013, $67,021 of principal plus accrued interest was converted into 2,044 shares of Series G Preferred Stock, realizing a gain of $46,978. In April 2014, $85,726 of principal plus accrued interest was converted into 750,000 shares of common stock, realizing a gain of $18,378.	-	85,726

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

One promissory note was issued as Senior Secured Convertible Notes in September 2011 as part of the Debt Reorganization and Financing Agreement dated July 14, 2011. The note is convertible into Series G Preferred Stock. The note bears interest at 10% per year and matures on March 31, 2015.	29,606	29,606

Five promissory notes issued to accredited investors in March and April 2012, maturing thirty-six months after issuance. The note carries interest at the rate of 10% per year until maturity and are payable quarterly in common stock valued at $0.20 per share. The notes are convertible into common shares at the rate of $0.20 share. One note in the principal amount of $25,000 was paid off in January 2013. One note in the principal amount of $50,000 converted into common stock in March 2014.	70,139	74,306

Two promissory notes issued to an accredited investor in March 2013, maturing twelve months after issuance. The notes carry interest at the rate of 15% per year until maturity. The notes are convertible into common shares at the rate of $0.25/ share.	112,288	97,924

Four notes issued to an accredited investor in April, May and June 2013, maturing between eight to twelve months after issuance. The notes carry interest at the rate of 15% per year until maturity. The notes and accrued interest were repaid in January 2014.	-	191,551

One promissory note issued to an accredited investor in May 2013, maturing ten months after issuance. The note carries interest at the rate of 15% per year until maturity. The note is convertible into common shares at the rate of $0.20/ share.	-	96,012

One promissory note issued to an accredited investor in May 2013, maturing nine months after issuance. The note carries interest at the rate of 15% per year until maturity. The note and accrued interest was repaid in February 2014.	-	95,948

One promissory note re-issued to an accredited investor in August 2013, maturing seven months after re-issuance. The note carries interest at the rate of 10% per year until maturity. The note and accrued interest was repaid in January 2014.	-	53,000

One promissory note issued to an accredited investor in August 2013, maturing six months after issuance. The note carries interest at the rate of 15% per year until maturity.	26,521	24,197

Two promissory notes issued to an accredited investor in March and April 2014, maturing eighteen months after issuance. The note carries interest at the rate of 15% per year until maturity.	269,368	-

One promissory note issued to an accredited investor in May 2014, maturing twelve months after issuance. The note carries interest at the rate of 12% per year. The note is convertible into common shares at the rate of 62% of lowest trading price over the past 20 day trading period.	439,052	-

One promissory note issued to an accredited investor in July 2014, maturing twelve months after issuance. The note carries interest at the rate of 12% per year. The note is convertible into common shares at the rate of 62% of lowest trading price over the past 20 day trading period.	507,425	-

One promissory note issued to an accredited investor in October 2014, maturing twelve months after issuance. The note carries interest at the rate of 12% per year. The note is convertible into common shares at the rate of 62% of lowest trading price over the past 20 day trading period.	19,863	-

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

One promissory note issued to an accredited investor in October 2014, maturing twelve months after issuance. The note carries interest at the rate of 4% per year. The note is convertible into common shares at the rate of 55% of lowest trading price over the past 20 day trading period.	40,685	-

One promissory note issued to an accredited investor in October 2014, maturing twelve months after issuance. The note carries interest at the rate of 12% per year. The note is convertible into common shares at the rate of 62% of lowest trading price over the past 20 day trading period.	65,526	-

One promissory note issued to an accredited investor in October 2014, maturing twelve months after issuance. The note carries interest at the rate of 12% per year. The note is convertible into common shares at the rate of 55% of lowest trading price over the past 20 day trading period.	35,055	-

Three promissory note issued to an accredited investors in December 2014, maturing one month after issuance. The note carries interest at the rate of 24% per year until maturity. The note and accrued interest was repaid in January 2015.	225,000	-

Total Debt	2,462,528	1,380,270

Less short-term portion	2,462,528	1,276,358

Long-term portion	$-	$103,912

    Included in total debt as of December 31, 2014 and 2013 of $2,462,528 and $1,380,270 is an unamortized debt discount of     $1,047,888 and $70,062, respectively.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

DEBT (Continued)

Debt to affiliates is as follows:

	December 31,
	2014	2013

Promissory note issued to an accredited investor in March 2009. The note was due on September 26, 2009 and carrying interest at 24% per year. In March 2014 the note and accrued interest was converted into Preferred Stock Series G.	$-	$33,000

Promissory note issued to an accredited investor in July 2009. The note was due on October 28, 2009 and carrying interest at 36% per year.	16,600	16,600

Purchase order financing note issued in May 2010, carry interest at 24% per year and due on demand. The note was purchased by another debt holder and converted into common stock.	-	100,000

Four promissory notes were issued as Senior Secured Convertible Notes in September 2011 as part of the Debt Reorganization and Financing Agreement dated July 14, 2011. The notes are convertible into common shares at a rate of $0.08/share. The notes bear interest at 10% per year and mature on March 31, 2015.	1,425,522	1,425,522

Eight promissory notes issued to accredited investors in May through August 2013, maturing six to nine months after issuance. The notes carry interest at the rate of 15% per year. In May 2014 some of the notes were purchased by another debt holder, the balance was rolled into a new note for $1,250,000.	-	2,104,584

Four promissory notes issued to accredited investors in July 2013, maturing seven months after issuance. The notes carry interest at the rate of 12% per year. In May 2014 some of the notes were purchased by another debt holder, the balance was rolled into a new note for $1,250,000.	-	589,544

One promissory note issued to accreditied investor in May 2014, maturing January 23, 2015. The note carry interest at the rate of 12% per year.	1,250,000	-

Six promissory notes issued to accredited investors in March, April and June 2014 maturing six months after issuance. The notes carry interest at the rate of 12% per year.	300,030	-

One promissory note issued to accredited investor in May 2014, maturing February 23, 2015. The note carries interest at the rate of 12% per year.	510,000	-

One promissory note issued to accredited investor in June 2014, maturing March 3, 2015. The note carries interest at the rate of 12% per year.	200,000	-

Two promissory notes issued to accredited investor in September 2014, maturing in October 2014 and April 2015. The note carries interest at the rate of 12% per year.	126,923	-

Total debt to affiliates	3,829,075	4,269,250

Less short-term portion due to affiliates	3,829,075	2,843,728

Total Long-Term Debt to affiliates	$-	$1,425,522

    Included in total debt as of December 31, 2014 and 2013 of $3,829,075 and $4,269,250 is an unamortized debt discount of $0     and $82,560, respectively.

The following is a schedule of future minimum debt payments as of December 31, 2014:

Year Ending December 31,
2015	$3,829,075
Total minimum payments required	$3,829,075

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

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2014	2013
Federal Income Tax Rate	(34.0)%	(34.0)%
State Income Tax, Net of Federal Benefit	(5.94)%	(5.94)%
Change in valuation allowance	39.94%	39.94%
Sale of New Jersey NOL	(4.40)%	(46.0)%
Effective Income Tax Rate	(4.40)%	(46.0)%

As of December 31, 2014, the Company has net operating loss carry forwards of approximately $65,000,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2031. Net operating loss carry forwards expire starting in 2024 through 2032. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

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

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2014	2013
Deferred tax assets	26,899,000	23,165,000
Less: Valuation Allowance	(26,899,000)	(23,165,000)

Net Deferred Tax Assets	$-	$-

The Company’s deferred income tax valuation allowance increased by $3,734,000 to $26,899,000 as of December 31 2014.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10. CAPITAL STOCK

a)	Series B and C, Convertible Preferred Stock and Common Stock

Convertible Series B preferred shares ("Series B") are non-dividend bearing, and are convertible into shares of the Company’s common stock at any time at the option of the holder and are subject to adjustment in accordance with certain anti-dilution clauses. Cumulative Series C preferred shares ("Series C") are not convertible but are entitled to cumulative cash dividends at the rate of $.65 per share per annum, payable in each year commencing the year after all the shares of Series B are retired. There were no cumulative cash dividends payable as of December 31, 2014 and 2013, respectively.

a.1)	Voting Rights

The holders of Series B and Series C preferred stock have no voting rights. Each share of common stock is entitled to one vote.

a.2)	Dividend Restrictions

No cash dividends may be declared or paid on the Company’s common stock if, and as long as, Series B preferred stock is still outstanding or there are dividends in arrears on outstanding shares of Series C preferred stock. No dividends may be declared on Series C shares if, and as long as, any Series B shares are outstanding. There were no cumulative cash dividends payable as of December 31, 2014 and 2013, respectively.

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

b) Series G Convertible Preferred Stock

b.1) Authorized Number

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

CAPITAL STOCK (continued)

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

(4)           Conversion of G Preferred   At the option of the holder each share of G Preferred may be converted into fully paid and non-assessable shares of the Company’s Common Stock at the rate of 625 shares of Common Stock for each share of G Preferred. The holder of each G Preferred has anti-dilution rights whereby any Common Stock shares that are issued or sold at a price less than the Conversion Rate in effect, then the Conversion Rate shall be reduced to an amount equal to the New Securities Issuance Price.

c) Common Stock

c.1) Authorized Number

Two Billion (2,000,000,000) of the authorized shares of Common Stock are hereby designated “ Common Stock” par value $0.001 per share.

The cost of all share-based awards to employees, including grants of warrants and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of the warrant award is determined using the Black-Scholes valuation model on the date of grant. The fair value of the share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2014, there was approximately $43,125 of total unrecognized compensation cost related to non-vested warrant based compensation arrangements granted under the Company’s compensation plan. The cost is expected to be recognized over a period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

11. OPTIONS AND WARRANTS

In February 2000, Millennium adopted its 2001 Stock Option Plan ("The 2001 Plan"). The 2001 Plan provides that certain options granted thereunder are intended to qualify as "Incentive Stock Options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provided for the grant of options for up to 500,000 shares. The purchase price per common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total enhanced voting power of all classes of Millennium’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant. Millennium had no options issued pursuant to this Plan as of December 31, 2014 and 2013, respectively.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

OPTIONS AND WARRANTS (continued)

	December 31, 2014		December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding - beginning of year	19,323,406	$0.200	18,190,906	$0.225
Warrants exercised	(531,262)	0.104	-	-
Warrants granted	2,500,000	0.200	1,140,000	0.185
Warrants expired	-	0.000	(7,500)	60.000

Warrants outstanding - end of year	21,292,144	$0.223	19,323,406	$0.200

Warrants price range at end of year	$0.10 - $16.00		$0.10 - $16.00

Warrants price for exercised shares	$0.00		$0.00

The following table summarizes information about fixed-price warrants outstanding

Range of Exercise Prices	Number Exercisable at December 31, 2014	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$0.10	7,500,000	35 Mo’s	$0.10	7,500,000	$0.10
$0.17	8,002,144	79 Mo’s	$0.17	8,033,406	$0.17
$0.20	6,227,500	25 Mo’s	$0.20	3,727,500	$0.20
$16.00	62,500	60 Mo’s	$16.00	62,500	$16.00
$60.00	-		$60.00	-	$60.00
	21,292,144			19,323,406

Total compensation cost recognized in the income statement for stock-based employee and directors’ compensation awards was $1,592,552 and $457,500 in 2014 and 2013, respectively.

The cost of all share-based awards to employees, including grants of warrants and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of the warrant award is determined using the Black-Scholes valuation model on the date of grant. The fair value of the share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2014, there was approximately $0 of total unrecognized compensation cost related to non-vested warrant based compensation arrangements granted under the Company’s compensation plan. The cost is expected to be recognized over a period of 2 years. This expected cost does not include the impact of any future stock-based compensation awards.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12. OPERATING LEASE, LICENSE AND EMPLOYMENT COMMITMENTS

The Company leases office space in Newark, NJ under an operating lease.

   The following is a schedule of future minimum rental payments (exclusive of allocated expenses) required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2014:

Year Ending December 31,
2015	50,400
2016	12,600
Total minimum payments required	$63,000

Rent expense for the Company under operating leases for the years ended December 31, 2014 and 2013 was $50,400 and $47,282, respectively.

The Company entered into a license agreement with minimum royalty payments totaling $13,600,000. In the year ended December 31, 2014, $1,350,000 has been paid for the year ending December 31, 2014 with a remaining balance from 2014 of $450,000 nor payment due January 1, 2015 in the amount of $525,000 or the payment due April 1, 2015 in the amount of $525,000. We are in discussions with MSLO to work out terms of payment. If we are unable to come to acceptable terms, we would be in default of the terms of the license agreement.

Year Ending December 31,
2015	2,100,000
2016	2,700,000
2017	3,200,000
2018	3,800,000
$11,800,000

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

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

13. STOCK GRANTED FOR SERVICES AND FINANCING

During the year ended December 31, 2014 the Company issued 3,767,500 shares of Common Stock valued at $334,238 for services. The value of the Common Stock is the fair market value on the date of issuance.

During the year ended December 31, 2014 the Company issued 6,627,069 shares of Common Stock valued at $1,479,972 for compensation. The value of the Common Stock is the fair market value on the date of issuance.

14. RELATED PARTY TRANSACTIONS

During 2014 and 2013, we also issued restricted stock awards and warrants to certain officers and directors, as follows:

Mr. James received 2,000,000 shares of common stock in March 2014 valued at $550,000, in recognition of services performed. The value of the Common Stock is the fair market value on the date of issuance.

Mr. Kras received 2,000,000 shares of common stock in March 2014 valued at $550,000, in recognition of services performed. The value of the Common Stock is the fair market value on the date of issuance.

Mr. DeLucia received 500,000 shares of common stock in March 2014 valued at $140,000, for director fees. The value of the Common Stock is the fair market value on the date of issuance.

Refer to footnote 8 for affiliated debt transactions.

Inergetics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

15. LITIGATION

All legal matters contained within this Note to the Financial Statement have been accrued for on the Company’s balance sheet as a liability as of December 31, 2014.

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

16. SUBSEQUENT EVENTS

The Company received $375,645 on January 16, 2015 from the sale of the New Jersey Technology Business Tax Transfer Program. The Company paid a fee of $33,808 upon the successful receipt of the sale proceeds. The net amount the Company received was $341,837.

Debt in the principal amount of $379,000 and accrued interest in the amount of $1,775 converted into 61,081,644 common shares of stock.

In February 2015 the Company raised $75,000 of one year convertible debt paying annual interest at 9.09% The debt is convertible into common stock at 55% of the lowest closing price based on the prior 15 trading days.

In March 2015 the Company raised $150,000 of one year convertible debt paying annual interest at 12%. The debt is convertible into common stock at 62% of the lowest trading price on the prior 10 trading days.

In March 2015 the Company raised $110,000 of one year convertible debt paying annual interest at 4%. The debt is convertible into common stock at 55% of the lowest trading price on the prior 15 trading days.

