Form 10-Q
period 2015-03-31
INERGETICS INC
filed 2015-05-20
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2015

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

Yes  ☐ No   ☒

As of May 12, 2015, 235,368,041 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$28,554	$5,762
Accounts receivable, net	118,522	342,607
Receivable from the Technology Business Tax Certificate Transfer Program	-	375,645
Inventories, net	127,713	686,275
Prepaid expenses	43,239	133,486
Total Current Assets	318,028	1,543,775

Patents and intangible assets, net	106,421	147,815
Goodwill	135,000	135,000
Deposits	84,167	101,508
Total Assets	$643,616	$1,928,098
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$5,348,273	$4,416,724
Obligations to be settled in stock	543,825	553,812
Derivative liability	1,985,622	910,590
Short-term debt, net of unamortized debt discount	2,447,102	2,462,528
Short-term debt to affiliates, net of unamortized debt discount	3,829,075	3,829,075
Total Current Liabilities	14,153,897	12,172,729

Commitments and Contingencies
Preferred stock, Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Preferred stock, Convertible Series G, authorized 400,000 par $1, stated Value $50: 282,202 and 246,976 shares issued and outstanding	8,818,058	8,952,711
Stockholders’ Deficit
Preferred stock:
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 213,630,159 and 143,301,039 shares, respectively	213,629	143,301
Additional paid-in capital	74,526,761	73,319,330
Accumulated Deficit	(97,263,774)	(92,855,018)
Total Stockholders’ Deficit	(22,458,621)	(19,327,624)
Total Liabilities and Stockholders’ Deficit	$643,616	$1,928,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Total Revenues	$283,777	$479,802
Cost of Goods Sold	749,628	362,603
Gross Profit	(465,851)	117,199

Research and development	26,541	4,408
Selling, general and administrative expense	1,648,030	3,140,720
Total operating expenses	1,674,571	3,145,128
Loss from Operations	(2,140,422)	(3,027,929)

Other Income (Expense)
Amortization of debt discount	(566,235)	(133,353)
Gain (Loss) on extinguishment of debt	(702,593)	15,591
Loss from derivatives issued with debt greater than debt carrying value	(182,000)	-
Loss on fair market valuation of derivatives	(609,480)	(1,014,000)
Interest and financing cost, net	(208,026)	(367,370)
Total Other Income (Expense)	(2,268,334)	(1,499,132)
Loss before Provision for Income taxes	(4,408,756)	(4,527,061)
Preferred Dividend	(326,559)	(258,438)
Net Loss applicable to common shareholders	$(4,735,315)	$(4,785,499)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.08)

Weighted Average Number of common shares outstanding - Basic and Diluted	177,720,405	64,008,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(4,408,756)	$(4,527,061)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operations
Loss on fair market valuation of derivatives	609,480	1,014,000
Depreciation and amortization	394	394
Common Stock issued for financing expenses	-	3,082
Preferred Stock issued for financing expenses	-	36,378
Common Stock issued for services	15,699	86,905
Common stock issued for compensation	4,941	1,323,883
Loss (Gain) on extinguishment of debt	702,593	(15,591)
Accretion of debt discount	566,235	133,353
Loss on issuance of convertible debt	182,000	-
Inventory reserve	559,987	-
Intangible asset impairment	41,000	-

Changes in Assets and Liabilities
Decrease in accounts receivable	224,085	153,199
Decrease in receivable from Technology Business Tax Certificate Transfer Program	375,645	3,357,144
Increase in inventories	(1,425)	(667,320)
Decrease in deferred cost of goods sold	-	112,295
Decrease (Increase) in prepaid expenses	90,247	(205,649)
Decrease in deposits	17,341	225,385
Increase (Decrease) in accounts payable and accrued expenses	933,326	(543,714)
Decrease in deferred revenue	-	(259,292)

Net Cash (Used in) Provided by Operating Activities	(87,208)	227,391

Cash Flows from Financing Activities
Proceeds from debt	335,000	300,000
Repayment of debt	(225,000)	(528,000)
Net Cash Provided by (Used in) Financing Activities	110,000	(228,000)

Net Increase (Decrease) in Cash	22,792	(609)
Cash at beginning of period	5,762	106,774
Cash at end of period	$28,554	$106,165

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$15,264	$213,621
Income Taxes	$-	$-
Non-cash
Issuance of G shares as Preferred dividend (34,833 and 4,135 shares)	$326,559	$258,438
Change in liability of stock to be Issued	$(9,987)	$240,803

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Inergetics, Inc. and its subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2014 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

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

The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for fiscal year-ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed on April 15, 2015.

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

   Patents and Intangible Assets

Patents are capitalized and amortized over 240 months. Amortization expense was $394 and $394 for 2015 and 2014, respectively.

Intangible assets with indefinite lives are not amortized, but are tested for impairment. During the quarter ended March 31, 2015 the company wrote off the Martha Stewart intangible asset in the amount of $41,000 due to the notice received in the second quarter of 2015 terminating the license agreement.

2 . GOING CONCERN AND LIQUIDITY ISSUES

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the three months ended March 31, 2015 and 2014 and has accumulated a deficit of approximately $97 million at March 31, 2015. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s Martha Stewart Essentials, SURGEX®, Bikini Ready®, SlimTrim™ and Om Essentials® product lines. Inventories consist of the following:

	March 31,	December 31,
	2015	2014
Finished Goods	$664,679	$634,578
Packaging	23,021	51,697
	687,700	686,275
Less: Reserve for obsolescence	559,987	-
Total	$127,713	$686,275

5. PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and licensing agreements.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
Accounts payable	$3,746,367	$3,067,081
Accrued interest	1,014,202	833,215
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	176,075	125,391
Accrued professional fees	239,982	218,593
Owed to officers	35,773	36,570
	$5,348,273	$4,416,724

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. SHORT TERM DEBT, NET OF DEBT DISCOUNT

In the first three months of 2015, the Company realized gross proceeds of $335,000 in new cash. Proceeds from the sale of its 4% to 12% twelve month Unsecured Convertible Notes, in the aggregate original principal amount of $335,000 (the “Notes”) to accredited investors (the “Investors”). Interest on the outstanding principal balance of the Notes is payable upon maturity of the notes. For the convertible notes, the outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investors into shares of Common Stock at the Conversion Price ranging from 62% to 55% of the lowest trading price of the Common Stock as quoted by Bloomberg L.P. for the ten trading days immediately preceding the date of conversion (subject to adjustments as provided in the Note.  The Company may prepay the Notes at any time with a penalty to the Investors ranging from zero to 40% of the outstanding principal and accrued interest.

Unsecured Notes, net debt discount, consist of the following:

	March 31,	December 31,
	2015	2014
Unsecured Convertible Notes	$3,241,415	$3,510,416
Debt discount	(794,313)	(1,047,888)
	$2,447,102	$2,462,528

The Company during the three months ended March 31, 2015 recorded a debt discount of $ 389,000.

Loss on Troubled Debt Restructuring

2015 Modification of Debt

The following debt instruments were modified in 2015. The modification of debt included the addition of a conversion feature therefore requiring the Company to record the transaction in accordance with ASC 470 “Debt” modification of debt accounting.

At March 31, 2015, the Company had promissory notes issued to four affiliated investors with an outstanding balance of $1,455,128, which were due as of March 31, 2015. During April 2015, the Company reached an agreement with the investors to extend the debt for thirteen months. At the date of extension, the new debt payable was $1,455,128. The new debt incurred origination fees paid through the issuance of Series G preferred stock valued at $160,288, resulting in an adjustment to Stockholders’ Deficit.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis

	Fair Value at
	March 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$1,985,622	-	-	$1,985,622
	$1,985,622	-	-	$1,985,622

	Fair Value at
	December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$910,590	-	-	$910,590
	$910,590	-	-	$910,590

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level3):

March 31,
2015
Balance at December 31, 2014	$910,590
Issuance of notes with derivatives	571,000
Derivative debt converted into equity	(105,448)
Loss on fair market valuation of derivatives	609,480
Balance at March 31, 2015	$1,985,622

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE MEASUREMENTS, Continued

9. WARRANTS

Warrant activity for the three months ended March 31, 2015 is as follows:

		Weighted
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term In	Intrinsic
	Warrants	Price	Months	Value
Outstanding at December 31, 2014	21,292,144	$0.223	49	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Expired or cancelled	(2,462,500)	.200	-	-

Outstanding and exercisable at March 31, 2015	18,829,644	$0.179	52	$-

10.	SUBSEQUENT EVENTS

The Company was not able to make the payments that were due July 1, 2014, January 1, 2015 and April 1, 2015 to Martha Stewart Living Omnimedia (“MSLO”) pursuant to our license agreement. On April 25, 2015, the Company received notice from MSLO that the license agreement shall terminate on May 16, 2015. The Company has the right to sell off the licensed products for a period of six months. All MSLO inventory has been 100% reserved in the accompanying financial statements. The Company has an accrued liability of $1,237,500 of licensing fees due to MSLO through the end of the agreement as of March 31, 2015.

On April 22, 2015, Inergetics, Inc. issued a convertible debenture in the principal amount of $150,000 (the “Debenture”) to EMA Financial, LLC (“EMA”) pursuant to which it borrowed $135,000. The additional $15,000 represents original issue discount.

Principal is due and payable under the Debenture on April 22, 2016. At the option of the Company, the principal may be prepaid before the due date at a premium of 150% (the “Prepayment Penalty”). Upon the occurrence of an “Events of Default” (as such term is defined in the Debenture), EMA (including hereinafter, any subsequent holder of the Debenture) has the right to accelerate payment of all unpaid principal and interest and any applicable Prepayment Penalty. Interest on the foregoing shall be the lesser of 24% per annum or the highest legal rate.

At any time after six months from the date the Debenture was issued, at the option of EMA, principal and accrued interest is convertible into shares of the Company’s Common Stock at a price (the “Conversion Price”) equal to the lower of: 55% of the lowest traded price during the 90 trading days prior to the election to convert or 55% of the bid price on the date of the election to convert. If conversion shares are not deliverable by DWAC, then an additional $1,000 per day will be paid in cash. However, if the Company’s common stock price at any time loses “the bid” (e.g., .0001 on “the ask” with zero market makers on the bid as per level 2 quotations), then the conversion price may, in the Lender’s sole and absolute discretion, be reduced to a fixed price equal to $0.0001.

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

Results of Operations for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the quarter ended March 31, 2015 totaled $283,299 a decrease of 41% from the quarter ended March 31, 2014 which totaled $479,802. The primary reason for the decrease was due to the Company’s loss of distribution of Martha Stewart Essentials which accounted for $322,067 of the decline offset by an increase in the house brands Surgex, Bikini Ready, SlimTrim and Om Essentials in the amount of $126,042. to the retailers during the quarter ended March 31, 2015.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the quarter ended March 31, 2015 amounted to a negative $465,852. Gross profit decreased $583,051 for the quarter ended March 31, 2015 compared to a gross margin of $117,199 for the quarter ended March 31, 2014.  The decrease in gross profit is a result of a 100% reserve against the Martha Stewart Essentials inventory in the amount of $559,987 in the quarter ended March 31, 2015.

Research and development cost and selling, general and administrative expenses were $1,674,570 compared to $3,145,128 or a decrease of $1,470,558. The decrease was attributable to reduced promotional cost of $391,016, reduced computer cost of $19,416, reduced consultants of $46,460, reduced compensation and benefits in the amount of $1,463,553 due to reduced number of employees and less common stock issued in the amount of $1,317,542 in the quarter ended March 31, 2015. Other professional fees were reduced by $98,850, insurance reduced by $13,470 due to lower sales, reduced investor relations in the amount of $26,070. Management reduced expenses due to lack of proper funding. The decreases were offset by an increase of licensing fee in the amount of $518,843 due to MSLO terminating the licensing agreement, research and development increased by $22,132 and there was an impairment of intangible assets in the amount of $41,000 related to the MSLO agreement.

The Company realized an operating loss of $2,140,422 in the three months ending March 31, 2015 versus an operating loss of $3,027,929 in 2014.

Non-operating expenses totaled $2,268,334 for the quarter ended March 31, 2015 an increase of $769,202 as compared to an expense of $1,499,132 for the quarter ended March 31, 2014.  The increase in non-operating income of $769,202 was due to the increase in accretion of debt discount in the amount of $432,882 and a Loss on extinguishment of debt in the amount of $702,593 in 2015 versus a gain of $15,591 in 2014 for a net decrease of $718,184. There was a loss from derivatives issued with debt greater than debt carrying value in the amount of $182,000 versus zero in the prior year. There was a reduction of $404,520 from a loss associated with the fair value of the derivative instruments issued with the convertible debt. There was a decrease in interest expense of $208,026 for the three months ended March 31, 2015.

The net result for the quarter ended March 31, 2015 was a loss of $4,735,315 or $0.03 per share which included a preferred dividend on the Series G stock in the amount of $326,559, compared to a loss of $4,785,499 or $0.08 per share for the first quarter of 2014. The net loss for the first quarter of 2015 decreased by $50,184 or 1% as compared to the first quarter of 2014. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the three months ended March 31, 2015 and the year ended December 31, 2014 and has accumulated a deficit of $97,263,774 at March 31, 2015. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the three months of 2015, the Company obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $335,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $13,835,869.  During the first three months of 2015 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

The Company was not able to make the payments that were due July 1, 2014, January 1, 2015 and April 1, 2015 to Martha Stewart Living Omnimedia (“MSLO”) pursuant to our license agreement. On April 25, 2015, the Company received notice from MSLO that the license agreement shall terminate on May 16, 2015. The Company has the right to sell off the licensed products for a period of six months. All MSLO inventory has been 100% reserved in the accompanying financial statements. The Company has an accrued liability of $1,237,500 of licensing fees due to MSLO through the end of the agreement as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective, as of the March 31, 2015, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Robert Half International vs. Millennium Biotechnologies, Inc. filed on March 31, 2009 in the Superior Court of New Jersey, Law Division, Middlesex County. Robert Half International claims a total of $18,507 plus costs and fees based upon the Millennium Biotechnologies, Inc.’s failure to pay the plaintiff the fees associated with the full time hiring of an employee.

Item 1A Risk Factors

Not Applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

See Note 7 and Note 10 to the Condensed Consolidated Financial Statements in Part I above.

Item 3 Defaults Upon Senior Securities

See Note 7 to the Condensed Consolidated Financial Statements in Part I above.

Item 4 Mine Safety Disclosures

Not Applicable

Item 5 Other Information

- None

Item 6 a) Exhibits

31.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael C. James, Chief Executive Officer and Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGETICS, INC.

Date: May 20, 2015	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

