Form 10-Q
period 2015-06-30
INERGETICS INC
filed 2015-08-19
CIK 72170

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2015

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

Yes  ☐ No   ☒

As of August 18, 2015, 852,302,469 shares of Common Stock, $0.001 par value.

INERGETICS, INC. AND SUBSIDIARY

PART I - Item 1

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$2,067	$5,762
Accounts receivable, net	166,336	342,607
Receivable from the Technology Business Tax Certificate Transfer Program	-	375,645
Inventories, net	112,792	686,275
Prepaid expenses	8,412	133,486
Total Current Assets	289,607	1,543,775

Patents and intangible assets, net	106,027	147,815
Goodwill	135,000	135,000
Deposits	113,684	101,508
Total Assets	$644,318	$1,928,098
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$5,720,471	$4,416,724
Obligations to be settled in stock	876,033	553,812
Derivative liability	-	910,590
Short-term debt, net of unamortized debt discount	2,696,559	2,462,528
Short-term debt to affiliates, net of unamortized debt discount	3,829,075	3,829,075
Total Current Liabilities	13,122,138	12,172,729

Commitments and Contingencies
Preferred stock, Convertible Series B, par value $2; 65,141 shares issued and outstanding	130,282	130,282
Preferred stock, Convertible Series G, authorized 400,000 par $1, stated Value $50: 400,000 and 246,976 shares issued and outstanding	8,466,305	8,952,711
Stockholders’ Deficit
Preferred stock:
Cumulative Series C, par value $1; 64,763 shares issued and outstanding	64,763	64,763
Common stock, par value $0.001; authorized 2,000,000,000 shares; issued and outstanding 559,022,648 and 143,301,039 shares, respectively	559,020	143,301
Additional paid-in capital	74,987,921	73,319,330
Accumulated Deficit	(96,686,111)	(92,855,018)
Total Stockholders’ Deficit	(21,074,407)	(19,327,624)
Total Liabilities and Stockholders’ Deficit	$644,318	$1,928,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenues	$200,105	$523,615	$483,882	$1,003,417
Cost of Goods Sold	154,213	310,437	903,841	673,040
Gross Profit	45,892	213,178	(419,959)	330,377

Research and development	842	8,521	27,383	12,929
Selling, general and administrative expense	514,363	1,555,511	2,162,393	4,696,231
Total operating expenses	515,205	1,564,032	2,189,776	4,709,160
Loss from Operations	(469,313)	(1,350,854)	(2,609,735)	(4,378,783)

Other Income (Expense)
Amortization of debt discount	(524,986)	(35,650)	(1,091,221)	(169,003)
Gain (Loss) on extinguishment of debt	(362,050)	2,787	(1,064,643)	18,378
Loss from derivatives issued with debt greater than debt carrying value	(195,000)	-	(377,000)	-
Gain (Loss) on fair market valuation of derivatives	2,335,000	542,000	1,725,520	(472,000)
Interest and financing cost, net	(205,988)	(400,970)	(414,014)	(768,340)
Total Other Income (Expense)	1,046,976	108,167	(1,221,358)	(1,390,965)
Net Income (Loss)	577,663	(1,242,687)	(3,831,093)	(5,769,748)
Preferred Dividend	(63,047)	(321,525)	(389,606)	(579,963)
Net Income (Loss) applicable to common shareholders	$514,616	$(1,564,212)	$(4,220,699)	$(6,349,711)

Net Income (Loss) per Common Share - Basic and Diluted	$0.00	$(0.02)	$(0.02)	$(0.09)

Weighted Average Number of common shares outstanding - Basic and Diluted	297,553,100	78,183,619	237,967,782	71,135,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

INERGETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(3,831,093)	$(5,769,746)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operations
(Gain) Loss on fair market valuation of derivatives	(1,725,520)	472,000
Depreciation and amortization	788	788
Common Stock issued for financing expenses	-	17,365
Preferred Stock issued for financing expenses	-	262,418
Common Stock issued for services	15,699	199,609
Common stock issued for compensation	4,941	1,332,883
Loss (Gain) on extinguishment of debt	1,064,643	(18,378)
Accretion of debt discount	1,091,221	169,003
Loss on issuance of convertible debt	377,000	-
Inventory reserve	559,987	-
Intangible asset impairment	41,000	-

Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable	176,271	(111,000)
Decrease in receivable from Technology Business Tax Certificate Transfer Program	375,645	3,357,144
Decrease (Increase) in inventories	13,496	(552,340)
Decrease in deferred cost of goods sold	-	75,497
Decrease (Increase) in prepaid expenses	125,074	(215,103)
(Increase) Decrease in deposits	(12,176)	220,092
Increase (Decrease) in accounts payable and accrued expenses	1,311,829	(304,434)
Decrease in deferred revenue	-	(194,288)

Net Cash Used in Operating Activities	(411,195)	(1,058,490)

Cash Flows from Financing Activities
Proceeds from debt	632,500	1,495,030
Repayment of debt	(225,000)	(528,000)
Net Cash Provided by Financing Activities	407,500	967,030

Net Decrease in Cash	(3,695)	(91,460)
Cash at beginning of period	5,762	106,774
Cash at end of period	$2,067	$15,313

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for:
Interest Expense	$15,264	$213,621
Income Taxes	$-	$-
Non-cash
Issuance of G shares as Preferred dividend (160,927 and 9,851 shares)	$389,606	$579,963
Change in liability of stock to be Issued	$322,221	$150,348

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

Patents and Intangible Assets

Patents are capitalized and amortized over 240 months. Amortization expense for the six months ended June 30, 2015 and 2014 was $788 and $788, respectively.

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

However, the Company has a working capital deficit, significant debt outstanding, incurred substantial net losses for the six months ended June 30, 2015 and 2014 and has accumulated a deficit of approximately $97 million at June 30, 2015. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories are stated at the lower of cost or market on a first in, first out basis. Inventories consist of work-in-process, raw materials, finished goods, and packaging for the Company’s Martha Stewart Essentials, SURGEX®, Bikini Ready®, SlimTrim™ and Om Essentials® product lines. Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Finished Goods	$646,789	$634,578
Packaging	25,990	51,697
	672,779	686,275
Less: Reserve for obsolescence	559,987	-
Total	$112,792	$686,275

5. PREPAID EXPENSES

Prepaid expenses are for services that have been paid in advance primarily with stock that are amortized over the life of the contract. The agreements pertain to pricing structure, distribution, warehousing, inventory management, financial advisory services, pro athlete endorsements and licensing agreements.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2015	2014
Accounts payable	$3,918,159	$3,067,081
Accrued interest	1,196,385	833,215
Accrued rent expense	135,874	135,874
Accrued salaries, bonuses and payroll taxes	210,534	125,391
Accrued professional fees	219,794	218,593
Owed to officers	39,725	36,570
	$5,720,471	$4,416,724

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. SHORT TERM DEBT, NET OF DEBT DISCOUNT

In the first six months of 2015, the Company realized gross proceeds of $632,500 in new cash. Proceeds from the sale of its 4% to 12% twelve month Unsecured Convertible Notes, in the aggregate original principal amount of $632,500 (the “Notes”) to accredited investors (the “Investors”). Interest on the outstanding principal balance of the Notes is payable upon maturity of the notes. For the convertible notes, the outstanding principal balance of the Notes and all accrued but unpaid interest thereon may be converted at any time at the option of each Investors into shares of Common Stock at the Conversion Price ranging from 62% to 55% of the lowest trading price of the Common Stock as quoted by Bloomberg L.P. for the ten trading days immediately preceding the date of conversion (subject to adjustments as provided in the Note.  The Company may prepay the Notes at any time with a penalty to the Investors ranging from zero to 40% of the outstanding principal and accrued interest.

Unsecured Notes, net debt discount, consist of the following:

	June 30,	December 31,
	2015	2014
Unsecured Convertible Notes	$3,150,919	$3,510,416
Debt discount	(454,360)	(1,047,888)
	$2,696,559	$2,462,528

The Company during the six months ended June 30, 2015 recorded a debt discount of $539,000. At June 30, 2015, approximately $3.2 million of notes are in default. Management is working with the creditors to modify the terms of these defaulted notes.

Loss on Troubled Debt Restructuring

2015 Modification of Debt

The following debt instruments were modified in 2015. The modification of debt included the addition of a conversion feature therefore requiring the Company to record the transaction in accordance with ASC 470 “Debt” modification of debt accounting.

At June 30, 2015, the Company had promissory notes issued to four affiliated investors with an outstanding balance of $1,455,128, which were due as of March 31, 2015. During April 2015, the Company reached an agreement with the investors to extend the debt for thirteen months. At the date of extension, the new debt payable was $1,455,128. The new debt incurred origination fees paid through the issuance of Series G preferred stock valued at $160,288, resulting in an adjustment to Stockholders’ Deficit.

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis

Fair Value at
	June 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$-	-	-	$-
	$-	-	-	$-

	Fair Value at
	December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability – Conversion Feature	$910,590	-	-	$910,590
	$910,590	-	-	$910,590

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level3):

June 30,
2015
Balance at December 31, 2014	$910,590
Issuance of notes with derivatives	916,000
Derivative debt converted into equity	(101,070)
Loss on fair market valuation of derivatives	(1,725,520)
Balance at June 30, 2015	$-

INERGETICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE MEASUREMENTS, Continued

9. WARRANTS

Warrant activity for the six months ended June 30, 2015 is as follows:

		Weighted
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term In	Intrinsic
	Warrants	Price	Months	Value
Outstanding at December 31, 2014	21,292,144	$0.223	46	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Expired or cancelled	(3,087,500)	.200	-	-

Outstanding and exercisable at June 30, 2015	18,204,644	$0.202	50	$-

10. SUBSEQUENT EVENTS

The Company entered into a securities purchase agreement (“SPA”), dated as of July 16, 2015, with two (2) accredited investors (“Buyers 1 & 2”). Pursuant to the terms of SPA, Buyers 1 & 2 each purchased from the Company, a 12% convertible promissory notes of the Company, in the aggregate principal amount of $145,500 per note or $291,000 in the aggregate (“Notes 1 and 2”) which were paid for by Buyer 1 &2 on July 14, 2015 and July 16, 2015, respectively.

Notes 1 and 2 mature on July 13, 2016 and are convertible in whole or in part into shares of the Company's common stock, at the option of Buyers 1 & 2, respectively, at any time prior to the maturity dates thereof at a conversion price (collectively, the “Conversion Price”) equal to the lower of (i) a 38% discount from the lowest Trading Price of the Company’s common stock for the 10 trading days prior to the date that the holder requests a conversion and (ii) $0.07. The Conversion Price is subject to anti-dilution protection as provided in the SPA.

Notes 1 and 2 are each subject to prepayment at any time by the Company, but if such prepayment occurs at any time beginning 75 days after the issue date of Notes 1 and 2 respectively, but prior to the maturity dates thereof, the Company may prepay Notes 1 and 2 by paying to Buyers 1 & 2 an amount equal to 130% of the outstanding principal amount of Notes 1 & 2, respectively. Upon a Qualified Offering (as defined in Notes 1 and 2), the Company is required to prepay Notes 1 and 2 on the terms provided in Notes 1 and 2.

The Company entered into a securities purchase agreement (“SPA 2”), dated as of July 31, 2015, with two (2) accredited investors (“Buyers 1 & 2”). Pursuant to the terms of SPA 2, Buyers 1 & 2 each purchased from the Company, a 12% convertible promissory notes of the Company, in the aggregate principal amount of $52,500 per note or $105,000 in the aggregate (“Notes 3 and 4”) which were paid for by Buyer 1 &2 on August 3, 2015 and August 4, 2015, respectively.

Notes 3 and 4 mature on July 31, 2016 and are convertible in whole or in part into shares of the Company's common stock, at the option of Buyers 1 & 2, respectively, at any time prior to the maturity dates thereof at a conversion price (collectively, the “Conversion Price”) equal to the lower of (i) a 38% discount from the lowest Trading Price of the Company’s common stock for the 10 trading days prior to the date that the holder requests a conversion and (ii) $0.07. The Conversion Price is subject to anti-dilution protection as provided in the SPA.

Notes 3 and 4 are each subject to prepayment at any time by the Company, but if such prepayment occurs at any time beginning 75 days after the issue date of Notes 3 and 4 respectively, but prior to the maturity dates thereof, the Company may prepay Notes 3 and 4 by paying to Buyers 1 & 2 an amount equal to 130% of the outstanding principal amount of Notes 3 & 4, respectively. Upon a Qualified Offering (as defined in Notes 1 and 2), the Company is required to prepay Notes 3 and 4 on the terms provided in Notes 3 and 4.

In order to provide financing to have the Company’s manufacturers produce certain of the Company’s products, the Company is currently negotiating the terms of a purchase order financing arrangement with Buyers 1 & 2 (the “Potential PO Lenders”), pursuant to which the Potential PO Lenders would make available up to $1,000,000 in purchase order financing to the Company against purchase orders for the Company’s products by the Company’s customers, which purchase orders would need to be approved by the Potential PO Lenders. No assurances can be given when, if ever, a purchase order arrangement will be entered into or the terms thereof. If, a purchase order arrangement is entered into, the PO Lenders have discussed with the Company converting and/or exchanging Notes 1 and 2 into notes and/or financial obligations of the Company having the same or similar terms as the terms for any purchase order financing the Potential PO Lenders would receive if they and the Company enter into a purchasing order financing arrangement. Such Potential PO Lenders have discussed preliminarily providing the Company with an account receivable financing facility to provide the Company with funding for working capital and general corporate purposes.

The Company was not able to issue the full Series G Preferred dividend due to the amount of shares authorized. Management is looking to amend the Certificate of Designation so that the balance of the dividend as of June 30, 2015 due in the amount of $332,208 can be issued. The dividend due has been accrued in obligations to be settled in stock as of June 30, 2015.

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

Results of Operations for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the quarter ended June 30, 2015 totaled $200,105 a decrease of 62% from the quarter ended June 30, 2014 which totaled $523,615. The primary reason for the decrease was due to the Company’s loss of distribution of Martha Stewart Essentials which accounted for $274,847 of the decline in addition to a decrease in the house brands Surgex, Bikini Ready, SlimTrim and Om Essentials in the amount of $48,663 to the retailers during the quarter ended June 30, 2015.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the quarter ended June 30, 2015 amounted to $45,892. Gross profit decreased $167,286 for the quarter ended June 30, 2015 compared to a gross margin of $213,178 for the quarter ended June 30, 2014.  The decrease in gross profit is a result of lower sales with lower margins on the products sold in the quarter ended June 30, 2015.

Research and development cost and selling, general and administrative expenses were $515,205 compared to $1,564,032 or a decrease of $1,048,827. The decrease was attributable to reduced promotional cost of $292,012, reduced commission expense of $10,121, reduced consultants of $11,363, reduced compensation, payroll taxes and benefits in the amount of $205,847 due to reduced number of employees and less common stock issued in the quarter ended June 30, 2015. Other professional fees were reduced by $111,448. There was a decrease in licensing fee in the amount of $271,642 due to MSLO due to the agreement being terminated in the second quarter but accrued for in the first quarter of 2015. Warehouse expense was reduced by $10,367, temporary help was reduced by $10,640, travel and entertainment was reduced by $44,958 and director fees were reduced by $34,375. Management reduced expenses due to lack of proper funding.

The Company realized an operating loss of $469,313 in the quarter ended June 30, 2015 versus an operating loss of $1,350,854 in 2014.

Non-operating income totaled $1,046,976 for the quarter ended June 30, 2015 an increase of $938,909 as compared to $108,167 for the quarter ended June 30, 2014.  The increase in non-operating income of $938,809 was due to an increased gain on fair market valuation of derivatives in the amount of $1,793,000. There was a decrease in interest expense of $194,982 for the three months ended June 30, 2015 versus the same period in 2014. Other expenses increased in accretion of debt discount in the amount of $489,336 and a Loss on extinguishment of debt in the amount of $362,050 in 2015 versus a gain of $2,787 in 2014 for a net decrease of $364,837. There was a loss from derivatives issued with debt greater than debt carrying value in the amount of $195,000 versus zero in the prior year.

The net result for the quarter ended June 30, 2015 was income of $514,616 or $0.00 per share which included a preferred dividend on the Series G stock in the amount of $63,047, compared to a loss of $1,564,212 or $0.02 per share for the first quarter of 2014. The net gain for the second quarter of 2015 increased by $2,078,828 as compared to the second quarter loss in 2014. The Company was not able to issue the full Series G Preferred dividend due to the amount of shares authorized. Management is looking to amend the Certificate of Designation so that the balance of the dividend due in the amount of $332,208 can be issued. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

Total revenues generated from the sales of Surgex™, Bikini Ready®, SlimTrim™ and Martha Stewart Essentials™ for the six months ended June 30, 2015 totaled $483,882 a decrease of 52% from the six months ended June 30, 2014 which totaled $1,003,417. The primary reason for the decrease was due to the Company’s loss of distribution of Martha Stewart Essentials which accounted for $596,914 of the decline offset by an increase in the house brands Surgex, Bikini Ready, SlimTrim and Om Essentials in the amount of $77,379 to the retailers during the six months ended June 30, 2015.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profit for the six months ended June 30, 2015 amounted to a negative $419,959. Gross profit decreased $750,336 for the six months ended June 30, 2015 compared to a gross margin of $330,377 for the six months ended June 30, 2014.  The decrease in gross profit is a result of a 100% reserve against the Martha Stewart Essentials inventory in the amount of $559,987 in the six months ended June 30, 2015.

Research and development cost and selling, general and administrative expenses were $2,189,776 compared to $4,709,160 or a decrease of $2,519,384. The decrease was attributable to reduced promotional cost of $683,028, reduced commission expense of $13,745, reduced computer cost of $29,170, reduced consultants of $32,003, reduced compensation, payroll taxes and benefits in the amount of $1,669,400 due to reduced number of employees and less common stock issued in the six months ended June 30, 2015. Other professional fees were reduced by $210,298. Warehouse expense was reduced by $8,807, temporary help was reduced by $21,280 and travel and entertainment was reduced by $51,134. Management reduced expenses due to lack of proper funding. The decreases were offset by an increase of licensing fee in the amount of $247,201 due to MSLO terminating the licensing agreement and there was an impairment of intangible assets in the amount of $41,000 related to the MSLO agreement.

The Company realized an operating loss of $2,609,735 in the six months ending June 30, 2015 versus an operating loss of $4,378,783 in 2014.

Non-operating expenses totaled $1,221,358 for the six months ended June 30, 2015 a decrease of $169,607 as compared to an expense of $1,390,965 for the six months ended June 30, 2014.  The decrease in non-operating income of $169,607 was due to the increase in accretion of debt discount in the amount of $922,218 and a Loss on extinguishment of debt in the amount of $1,064,643 in 2015 versus a gain of $18,378 in 2014 for a net increase of $1,083,021. There was a loss from derivatives issued with debt greater than debt carrying value in the amount of $377,000 versus zero in the prior year. There was a gain of $1,725,520 from the fair value of the derivative instruments issued with the convertible debt in 2015 versus a loss of $472,000 for the six months ended June 30, 2014 for net gain of $2,197,520. There was a decrease in interest expense of $354,326 for the six months ended June 30, 2015.

The net result for the six months ended June 30, 2015 was a loss of $4,220,699 or $0.02 per share which included a preferred dividend on the Series G stock in the amount of $389,606, compared to a loss of $6,349,711 or $0.09 per share for the first six months of 2014. The net loss for the first six months of 2015 decreased by $2,129,012 or 34% as compared to the first six months of 2014. The Company was not able to issue the full Series G Preferred dividend due to the amount of shares authorized. Management is looking to amend the Certificate of Designation so that the balance of the dividend due in the amount of $332,208 can be issued. Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

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

The Company incurred substantial net losses for the six months ended June 30, 2015 and the year ended December 31, 2014 and has accumulated a deficit of $96,686,111 at June 30, 2015. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors.  During the six months of 2015, the Company obtained new debt from the issuance of promissory notes that supplied the funds that were needed to finance operations during the reporting period. The new issuance of debt requires conversion of existing debt which may not be able to convert on favorable terms. Such new borrowings resulted in the receipt by the Company of $632,500.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $12,832,531.  During the first six months of 2015 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

The Company was not able to make the payments that were due July 1, 2014, January 1, 2015 and April 1, 2015 to Martha Stewart Living Omnimedia (“MSLO”) pursuant to our license agreement. On April 25, 2015, the Company received notice from MSLO that the license agreement shall terminate on May 16, 2015. The Company has the right to sell off the licensed products for a period of six months. All MSLO inventory has been 100% reserved in the accompanying financial statements. The Company has an accrued liability of $1,237,500 of licensing fees due to MSLO through the end of the agreement as of June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Control and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective, as of the June 30, 2015, to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

INERGETICS, INC.

Date: August 19, 2015	By:	/s/ Michael C. James
Michael C. James
Chief Executive Officer
Chief Financial Officer

